Form 10-K
period 2016-12-31
MONEYGRAM INTERNATIONAL INC
filed 2017-03-16
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
 Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $258.6 million.
53,899,897 shares of common stock were outstanding as of March 15, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in select markets. Our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that 2 billion adults are unbanked, based on 2014 global data. As an alternative financial services provider, we provide these consumers with essential services to help them meet the financial demands of their daily lives. Many of our customers utilize traditional banking services but prefer to use our services based on convenience, quality of our service, trust of our brand, cost or to make urgent payments or transfers.
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
The MoneyGram® brand is recognized throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the Globe design logo, MoneyGram Bringing You Closer, MoneyGram MyWay, MoneyGram MobilePass, MoneyGram Kameleon, ExpressPayment, Send It. Pay It. Load It., Moneygrado, FormFree, AgentWorks, Agent-Connect, Delta, DeltaWorks, PowerTransact and PrimeLink, some of which are registered in the United States and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference.
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
Foreign currency — The impact of foreign currency exchange rate fluctuations on our financial results is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.

History and Development
We conduct our business primarily through our wholly-owned subsidiary, MoneyGram Payment Systems, Inc. ("MPSI"), under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corporation. Through the Company's predecessors, we have been in operation for over 70 years.
The 2008 and 2011 Recapitalizations and 2011 Stock Split — In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, referred to herein as the 2008 Recapitalization. The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. ("THL") and affiliates of Goldman, Sachs & Co. ("Goldman Sachs") (collectively with THL, the "Investors") in a private placement of Series B Participating Convertible Preferred Stock of the Company (the "B Stock") and Series B-1 Participating Convertible Preferred Stock of the Company (the "B-1 Stock" and, collectively with the B Stock, the "Series B Stock") for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of additional shares of the B-1 Stock.
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
Merger Agreement — On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Alipay (UK) Limited, a United Kingdom limited company (“Parent”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of certain specified provisions in the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with stockholders of MoneyGram receiving $13.25 per share in cash. Following the Merger, the Company will be a wholly owned subsidiary of Parent. The Merger Agreement contains certain termination rights for the parties, including the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by January 26, 2018 (the “end date”); provided, that either Parent or the Company may extend the end date until April 19, 2018, if necessary to obtain required approvals with respect to money transmitter licenses, if, at the end date, all of the other conditions to closing are satisfied. The terms of the Merger Agreement did not impact the Company’s consolidated financial statements as of and for the year ended December 31, 2016.
Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2016	2015	2014
Global Funds Transfer
Money transfer	89%	89%	88%
Bill payment	6%	7%	7%
Financial Paper Products
Money order	3%	3%	3%
Official check	2%	1%	2%
Total revenue	100%	100%	100%
See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.

During 2016, 2015 and 2014, our 10 largest agents accounted for 36%, 37% and 40%, respectively, of total revenue and 37%, 39% and 41%, respectively, of Global Funds Transfer segment revenue. Wal-Mart Stores, Inc. (“Walmart”) is our only agent that accounts for more than 10% of our total revenue. In 2016, 2015 and 2014, Walmart accounted for 18%, 19% and 22%, respectively, of total revenue. Walmart accounted for 19% of Global Funds Transfer revenue in 2016 and 2015 and 23% of Global Funds Transfer segment revenue in 2014.
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
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2016, 2015 and 2014, sends originated outside of the U.S. generated 47%, 46% and 44%, respectively, of our total Company revenue, and 49%, 48% and 46%, respectively, of our total Global Funds Transfer segment revenue. In 2016, our Global Funds Transfer segment had total revenue of $1.6 billion.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, staging kiosk or via our online platform, typically only the receiving agent earns a commission.
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
We offer a variety of services to provide the best consumer experience possible at our agent locations. We offer transaction-staging kiosks at select agent locations around the world. Through our FormFree service, consumers are directed via phone to one of our customer care centers where a representative collects transaction information and enters it directly into our central data processing system. Our MoneyGram MobilePass product allows customers to stage a transaction on a mobile device or online and pay for the transaction at one of MoneyGram's thousands of locations across the U.S.
We offer our money transfer services on the internet via our moneygram.com service in the U.S., United Kingdom and Germany and through affiliate websites. Through moneygram.com, consumers have the ability to send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide or to a recipient's bank account through a debit or credit card or, in certain cases, funding with a U.S. checking account. Money transfer transactions through moneygram.com grew 12% and revenue grew 19% in 2016 over the prior year.
We also offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from a website or their mobile phone in over 15 countries. We continue to expand our money transfer services to consumers through the addition of transaction-staging kiosks, ATMs, prepaid cards and direct-to-bank account products in various markets around the world.
As of December 31, 2016, our money transfer agent network had approximately 350,000 locations. Our agent network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although these sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.

Bill Payment Services — We earn our bill payment revenues primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. We offer payment options to over 13,000 billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 400 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
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
Competition — The market for money transfer and bill payment services continues to be very competitive and the World Bank estimates that in 2017 cross-border remittances will be over $600 billion. We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the money transfer industry is The Western Union Company ("Western Union"), which also competes with our bill payment services and money order businesses. In 2014, Walmart launched a white label money transfer service, a program operated by a competitor of MoneyGram that allows consumers to transfer money between Walmart U.S. store locations. In October 2016, Walmart announced the expansion of the white label money transfer service product, which is discussed in more detail in our "Management's Discussion and Analysis — Overview" section in Item 7 of this Annual Report on Form 10-K. We will encounter increasing competition as new technologies emerge that allow consumers to send and receive money through a variety of channels, but we continue to be an innovator in the industry by diversifying our core money transfer business through new channels, such as online, mobile solutions, kiosk and other digital offerings.
Seasonality — A larger share of our annual money transfer revenues traditionally occurs in the third and fourth quarters as a result of major global holidays falling during or around this period.
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our agents and financial institutions located throughout the U.S. and Puerto Rico and provides official check outsourcing services for financial institutions across the U.S.
In 2016, our Financial Paper Products segment generated revenues of $75.6 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately five days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2016, we issued money orders through our network of approximately 44,000 agents and financial institution locations in the U.S. and Puerto Rico.

Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2016, we provided official check outsourcing services through approximately 850 financial institutions at approximately 5,700 branch bank locations.
Marketing — We employ a wide range of marketing methods. We use a marketing mix to support our brand, which includes traditional, digital and social media, point of sale materials, signage at our agent locations and targeted marketing campaigns. Official checks are financial institution branded, and therefore, all marketing to this segment is business to business.
Sales — Our sales teams are organized by product and delivery channel. We have dedicated teams that focus on developing our agent and financial institution networks to enhance the reach of our official check and money order products. Our agent and financial institution requirements vary depending upon the type of outlet or location, and our sales teams continue to improve and strengthen these relationships with a goal of providing the optimal consumer experience with our agents and financial institutions.
Competition — Our money order competitors include a small number of large money order providers and a large number of small regional and niche money order providers. Our largest competitors in the money order industry are Western Union and the U.S. Postal Service. We generally compete for money order agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money order consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice ("U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a deferred prosecution agreement (the "DPA") with the MDPA and U.S. DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100.0 million that is available as restitution to victims of the consumer fraud scams perpetrated through MoneyGram agents. Also under the DPA, we have agreed, among other things, to retain an independent compliance monitor for a period of five years and in the first quarter of 2013, Aaron Marcu, a litigation partner with Freshfields Bruckhaus Deringer, LLP in New York and head of its global financial institutions litigation group, was selected as our independent compliance monitor. We have received four annual reports from the compliance monitor, and we continue to make investments in various areas related to our compliance systems and operations in order to comply with the requirements contained in the DPA and recommendations of the compliance monitor. If the Company is unable to meet such requirements in the allotted time period, the term of the DPA and the independent compliance monitor could be extended, which could result in additional costs. See “Risk Factors — We face possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into with the U.S. federal government” for additional information.

Anti-Money Laundering Compliance — Our money transfer services are subject to anti-money laundering laws and regulations of the U.S., including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

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
In connection with regulatory requirements to assist in the prevention of money laundering, terrorist financing and other illegal activities and pursuant to legal obligations and authorizations, the Company makes information available to certain U.S. federal and state, as well as certain foreign, government agencies when required by law. In recent years, the Company has experienced an increase in data sharing requests by these agencies, particularly in connection with efforts to prevent money laundering or terrorist financing or reduce the risk of identity theft. In certain cases, the Company is also required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing or other illegal activities, and as a result the Company may inadvertently deny transactions from customers who are making legal money transfers, which could lead to liability or reputational damage. Responding to these agency requests may result in increased operational costs.
Money Transfer and Payment Instrument Licensing — In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. Upon the United Kingdom’s exit from the European Union, we would be required to obtain a license in the European Union for the conduct of our business in that region. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

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
Data Privacy and Cybersecurity Laws and Regulations — We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our consumers, agents and employees. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions. In some cases, these laws are more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. For example, the General Data Protection Regulation in the European Union, effective May 2018, will impose a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. In addition, government surveillance laws and data localization laws are evolving to address increased and changing threats and risks. All of these laws are continuing to develop and may be inconsistent from jurisdiction to jurisdiction.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection (the "CFPB") which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. The CFPB’s Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the U.S. enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer's request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a financial product or service.
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
We own various patents related to our money order and money transfer technologies which have given us competitive advantages in the marketplace. We also have patent applications pending in the U.S. that relate to our money transfer, money order and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace.
Employees
As of December 31, 2016, we had 1,226 full-time employees in the U.S. and 1,690 full-time employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union.
Executive Officers of the Registrant
W. Alexander Holmes, age 42, has served as Chief Executive Officer since January 1, 2016. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam. Mr. Holmes is also a member of our Board of Directors.
Pamela H. Patsley, age 60, has been Executive Chairman of the Company since January 1, 2016. Prior to that, Ms. Patsley served as Chairman and Chief Executive Officer of the Company since September 2009. From January to September 2009, she served as Executive Chairman of the Company. Prior to that, Ms. Patsley served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc. She currently serves as a director of Texas Instruments, Inc., a semiconductor design and manufacturing company; Hilton Grand Vacations Inc., a timeshare and resorts management company; and Dr. Pepper Snapple Group, Inc., a beverage company.
Lawrence Angelilli, age 61, has served as Chief Financial Officer, since January 1, 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer since 2014. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Juan Agualimpia, age 54, has served as Chief Marketing Officer and Walmart Senior Leader since February 2015. Mr. Agualimpia previously served as Executive Vice President and Chief Marketing Officer from February 2011 to February 2015. Prior to that, Mr. Agualimpia served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. From 2005 to March 2009, Mr. Agualimpia served as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development.

Kamila K. Chytil, age 37, has served as Chief Global Operations Officer since May 2016. Ms. Chytil joined the Company in May 2015 as Senior Vice President of key partnerships and payments. From 2011 to May 2015, Ms. Chytil was Senior Vice President and General Manager of retail payments at Fidelity National Information Services, Inc., a global provider of financial technology solutions, where she was responsible for e-commerce, check cashing and retail payments. From 2004 to 2011, Ms. Chytil held various other management roles at Fidelity National Information Services, overseeing analytics, risk management, and operations.
Laura Gardiner, age 49, has been Chief Human Resources since February 2017. She joined the Company in April of 2012 as a Senior Director of Human Resources and from 2014 to January 2017 served as Vice President of Human Resources. From 2010 to 2012, Ms. Gardiner served as Director of Human Resources with Western Union, a global financial services company. From 2008 to 2009, Ms. Gardiner served as Vice President of Human Resources with Pronerve LLC, a neurophysiologic monitoring service company. Ms. Gardiner has over 20 years of experience in human resources and business roles in a variety of industries.
Francis Aaron Henry, age 51, has served as General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004 to 2008, he was Senior Counsel at Western Union.
Grant A. Lines, age 52, has served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS since February 2015. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Mr. Lines served as Senior Vice President of First Data’s Strategic Business Development and General Manager ASEAN establishing Asian operations in Singapore from June 2004 to August 2008 and Senior Vice President with sales and marketing responsibilities in Australia and New Zealand from October 2000 to May 2004.
Wayne F. McGurk, age 55, has served as Chief Information Officer since January 1, 2016. Prior to that, he served as Senior Vice President of Information Technology since July 2014 and Vice President, Program Management Office from March 2014 to July 2014. He joined the Company in July 2013 as Program Manager of the Compliance Enhancement Program. From 2004 to July 2013, Mr. McGurk served as a Vice President of First Data Corporation, a global payment processing company, where he led the global demand management team. Prior to his tenure at First Data Corporation, McGurk had nearly 14 years of management experience with retail, software and IT strategy consulting companies. McGurk began his career as a Lieutenant in the U.S. Army.
Peter E. Ohser, age 49, has been Chief Revenue Officer, Americas and Europe since February 2015. Mr. Ohser previously served as Executive Vice President, U.S. and Canada from February 2014 to February 2015. Prior to that, Mr. Ohser served as Senior Vice President, U.S. and Canada from February 2013 to February 2014. From June 2010 to January 2013, he served as Vice President, Independent Retail Channels & Outbound Corridors, and from December 2007 to May 2010, he served as Director of Strategic Planning. He served as Director of Business Process and Organizational Readiness from 2006 to 2007, Senior Manager Global Risk from 2004 to 2006, Manager, Global Risk from 2003 to 2004 and Supervisor, Risk from 2002 to 2003. Mr. Ohser joined the Company in January 2001 as a Senior Risk Analyst. Prior to that, Mr. Ohser served in various finance roles in the mortgage and consumer finance industries.
Andres Villareal, age 52, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 26 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
John D. Stoneham, age 38, has been Corporate Controller and Principal Accounting Officer since October 2015. Mr. Stoneham previously served as Vice President and Interim Controller since August 2015. From December 2012 to July 2015, Mr. Stoneham served in various accounting roles at the Company. Prior to December 2012, Mr. Stoneham was the Corporate Controller for Cinsay, Inc., a software provider. From January 2011 to December 2011, he was the SEC Reporting Manager at Archipelago Learning, a software-as-a-service provider of education products. Mr. Stoneham is a Certified Public Accountant and began his career at KPMG LLP, an accounting and financial advisory services firm.

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
Our future growth depends on our ability to compete effectively in money transfers, bill payment, money order and official check services. For example, if our products and services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business and financial results. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial results. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial results in the short term and may also adversely affect our financial results in the long term if transaction volumes do not increase sufficiently.
If we lose key agents, our business with key agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or an agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Agents may also generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our agent network under terms consistent with those already in place. Larger agents may demand additional financial concessions or may not agree to enter into exclusive arrangements, which could increase competitive pressure. The inability to maintain our agent contracts on terms consistent with those already in place, including in respect of exclusivity rights, could adversely affect our business, financial condition and results of operations.

A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2016 and 2015, our ten largest agents accounted for 36% and 37%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 18% and 19% of our total revenue in 2016 and 2015. The current term of our contract with Walmart expires on February 1, 2019. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of competitive products by Walmart or our other key agents, including competing white label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
Consumer fraud could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available over the internet and other digital media, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services. Certain former agents have also engaged in fraud against consumers, and existing agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
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

We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as many other jurisdictions. During 2016, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
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
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. In 2016, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
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

In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for the Company that may not be required to be incurred by some of its competitors. If the Company were required to maintain a price higher than its competitors to reflect its regulatory costs, this could harm its ability to compete effectively, which could adversely affect its business, financial condition and results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
In November 2012, we announced that we had entered into a DPA with the MDPA/U.S. DOJ relating to the period from 2003 to early 2009. Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. The MDPA/U.S. DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations under the DPA during the five-year term of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor (the “Compliance Monitor”) for a period of five years. If the Company fails to make progress towards its compliance obligations under the DPA, the Compliance Monitor could issue an unfavorable report, which could lead to heightened scrutiny by the MDPA and the U.S. DOJ. If the Company is unable to meet the requirements contained in the DPA in the allotted time period, the term of the DPA and the Compliance Monitor could be extended, which could result in additional costs. In addition, if the Company fails to comply with the DPA, the MDPA/U.S. DOJ have the right to prosecute the Company. A prosecution of the Company by the MDPA/U.S. DOJ could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Furthermore, the terms of the DPA impose additional costs upon the Company related to compliance and other required terms, and such costs have been and continue to be substantial. Additional compliance obligations imposed by the DPA could also have an adverse impact on the Company's operations. Furthermore, the DPA does not resolve all inquiries from other governmental agencies such as FinCEN, which could result in additional costs, expenses and fines.
Current and proposed data privacy and cybersecurity laws and regulations could adversely affect our business, financial condition and results of operations.
We are subject to requirements relating to data privacy and cybersecurity under U.S. federal, state and foreign laws. For example, the United States Federal Trade Commission routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. In addition, recent changes to the data protection regime in the European Union will impose additional data protection and privacy requirements. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could materially adversely affect our business, financial condition and results of operations.
In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, the Company makes information available to certain United States federal and state, as well as certain foreign, government agencies. In recent years, the Company has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.
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

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions.
We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions. It is possible that our money transfer services or other products could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
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
We file tax returns and take positions with respect to federal, state, local and international taxation, and our tax returns and tax positions are subject to review and audit by taxing authorities. An unfavorable outcome in a tax review or audit could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.
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

•	restrictions on money transfers to, from and between certain countries;

•	currency controls, new currency adoptions and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the euro.

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
Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the U.S. or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.
Concerns regarding the financial health of certain European countries or the secession of a country from the European Union, and the resulting impact on the sustainability of the euro, could adversely impact our business, results of operations and financing.
In the normal course of our business, we maintain significant euro denominated cash balances. In 2016, the euro was our second largest currency position in the world following the U.S. dollar. The secession of a country from the euro, the demise of the use of the euro or a significant decline in the European economies could result in a sudden and substantial devaluation of the euro and other currencies against the U.S. dollar. Such a development could reduce the value of our euro-denominated deposits and adversely impact the profitability of our business in the Eurozone. In addition, our ability to generate fee revenue from our money transfer business could be impaired if the level of economic activity in the Eurozone were to decrease. A significant decline in European economies could also lead to financial market impairment and restricted bank liquidity. Our ability to fund our operations could be impaired if our access to our euro deposits were restricted, or if damage to the banking system were to result from a currency or an economic crisis.
We face credit risks from our agents and financial institutions with which we do business.
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

Moreover, we have made, and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2016, we had credit exposure to our agents of $560.6 million in the aggregate spread across 12,849 agents.
Financial institutions, which are utilized to conduct business for our Financial Paper Products segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2016, we had credit exposure for official checks and money orders conducted by financial institutions of $286.3 million in the aggregate spread across 1,255 financial institutions.
We monitor the creditworthiness of our agents and the financial institutions with which we do business on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our agents and these financial institutions will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.
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

Any restructuring activities and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business operations.
We have undertaken and may in the future undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. These activities and initiatives can be substantial in scope and they can involve large expenditures. Such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of any restructuring plan or cost reduction initiative, our business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2016, THL held 45.0% of our outstanding common shares and 38.5% of our outstanding shares on a fully-converted basis (if all of the outstanding shares of D Stock were converted to common shares), excluding treasury shares held by the Company. Together, the Investors’ ownership percentage on a fully-converted basis is 52.9% as of December 31, 2016. Additionally our charter provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the "THL Representatives"), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed two of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
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
As of December 31, 2016, there were 52.8 million outstanding common shares, excluding treasury shares (or 61.7 million common shares if the outstanding D Stock were converted into common shares). In accordance with the terms of the Registration Rights Agreement, dated March 25, 2008, among the Company and the Investor parties named therein, we have an effective Registration Statement on Form S-3, or the Registration Statement, that permits the offer and sale by the Investors of all of the common shares and D Stock currently held by the Investors. As of December 31, 2016, THL held approximately 23.7 million shares of our common stock and Goldman Sachs held approximately 71,282 shares of D Stock, which are convertible into approximately 8.9 million shares of our common stock. The Registration Statement also permits us to offer and sell, from time to time, up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

Our charter and Delaware law contain provisions that could delay or prevent an acquisition of the Company, which could inhibit your ability to receive a premium on your investment from a possible sale of the Company.
Our charter contains provisions that may discourage third parties from seeking to acquire the Company. These provisions and specific provisions of Delaware law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing certain business combinations, including a merger or change in control of the Company. Some of these provisions may discourage a future acquisition of the Company even if stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.
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
Under our charter, our Board of Directors has the power to issue series of preferred stock and to designate the rights and preferences of those series. Therefore, our Board of Directors may designate a new series of preferred stock with the rights, preferences and privileges that our Board of Directors deems appropriate, including special dividend, liquidation and voting rights. The creation and designation of a new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.
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

Risks Related to the Merger
The announcement and pendency of the Merger could adversely affect our business, financial condition and results of operations.
The announcement and pendency of the proposed Merger could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):

•
customers, agents or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;

•
the Merger Agreement restricts us from engaging in certain actions without the consent of Parent, including, among other things, subject to certain exceptions, acquiring other businesses and assets, selling, transferring or licensing our assets, making investments, making capital expenditures, repurchasing or issuing securities and incurring indebtedness; these restrictions could prevent or delay us from pursuing business opportunities that may arise prior to the consummation of the Merger and result in our inability to respond effectively and timely to competitive pressures, industry developments, developments relating to our customers and agents; and

•	the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business.
The proposed Merger may not be completed within the timeframe we anticipate or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the proposed Merger will be consummated or consummated in the timeframe or manner currently anticipated. Completion of the Merger is subject to a number of conditions, including the receipt of regulatory approvals and shareholder approval, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in recommendation of our Board of Directors and a termination of the Merger Agreement by us to accept a “Superior Proposal” (as defined in the Merger Agreement).
If the transaction is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs, expenses and fees related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our shareholders and other investors, employees, agents and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay a termination fee of $30 million. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

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
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, THL, Goldman Sachs & Co., Inc. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Class Action Securities Litigation — On March 13, 2017, a putative securities class action lawsuit was filed in the United States District Court for the District of Delaware against MoneyGram, all of its directors, certain of its executive officers, Alipay (UK) Limited, Alipay (Hong Kong) Limited, Matrix Acquisition Corp., and Ant Financial Services Group. The plaintiff, a MoneyGram stockholder, challenges the Merger and the disclosures made in connection with the Merger. The lawsuit alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder due to allegedly material and misleading omissions in the preliminary proxy statement filed in connection with the Merger. The lawsuit also alleges that the Merger Agreement is unfair to MoneyGram’s stockholders, resulted from an inadequate process, and contains terms that will supposedly deter third parties from making alternative offers. The plaintiff seeks to enjoin the Merger and to recover damages, costs, and attorneys’ fees in unspecified amounts.  The plaintiff has not yet served the defendants, and the defendants’ date to answer, move to dismiss, or otherwise respond to the lawsuit has not yet been set. The Company believes that the claims are without merit and intends to vigorously defend itself against the lawsuit.
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
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's OFAC sanctions regulations. We have notified OFAC of the ongoing internal investigation, which is being conducted in conjunction with the Company's outside counsel. If any violations are confirmed as part of our investigation, we could be subject to fines or penalties.

Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $17.5 million on amounts that have previously been accrued.
See Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI.” As of March 15, 2017, there were 8,363 stockholders of record of our common stock.
The high and low sales prices for our common stock for the periods presented were as follows for the respective periods:

	2016		2015
Fiscal Quarter	High	Low	High	Low
First	$7.09	$4.68	$9.58	$7.55
Second	$7.37	$5.81	$11.00	$7.74
Third	$8.33	$6.29	$10.66	$7.75
Fourth	$12.72	$5.83	$10.92	$6.21
Our Board of Directors has authorized the repurchase of a total of 12,000,000 common shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares which would be subject to limitations in our debt agreements. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2016, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended December 31, 2016, the Company repurchased 394,541 common shares.
On April 2, 2014, the Company repurchased 8,185,092 common shares from THL at a price of $16.25 per share. These repurchases are separate from, and do not affect, the Company's repurchase program described above. The following table presents a summary of share repurchases made by the Company during the three months ended December 31, 2016 under the repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2016 - October 31, 2016	—	—	—	2,552,032
November 1, 2016 - November 30, 2016	198,541	$9.71	198,541	2,353,491
December 1, 2016 - December 31, 2016	196,000	$11.46	196,000	2,157,491
Total	394,541		394,541
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock and repurchases of our capital stock. Subject to certain customary conditions, we may (i) make restricted payments in an aggregate amount not to exceed $50.0 million (without regard to a pro forma leverage ratio calculation), (ii) make restricted payments up to a formulaic amount determined based on incremental build-up of our consolidated net income in future periods (subject to compliance with maximum pro forma leverage ratio calculation) and (iii) repurchase capital stock from THL and Goldman Sachs in a remaining aggregate amount up to $170.0 million. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2016 or 2015. See Note 11 — Stockholders’ Deficit of the Notes to the Consolidated Financial Statements for additional disclosure.

STOCKHOLDER RETURN PERFORMANCE
The Company's peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. In 2016, we revised our peer group and our new peer group consists of previously included companies, excluding companies that are no longer publicly traded or are deemed irrelevant to our competitive landscape. The new peer group is comprised of the following companies: Euronet Worldwide Inc., Fiserv, Inc., MasterCard, Inc., Paypal Holdings, Inc., Visa, Inc. and The Western Union Company. Paypal Holdings, Inc. is included in the new peer group since it acquired Xoom Corporation during 2015.
The old peer group is comprised of the following companies: Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., Green Dot Corporation, Heartland Payment Systems, Inc., Higher One Holdings, Inc., MasterCard, Inc., Total System Services, Inc., Visa, Inc. and The Western Union Company.
The following graph compares the cumulative total return from December 31, 2011 to December 31, 2016 for our common stock, new and old peer groups and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, new and old peer groups and the S&P 500 Index on December 31, 2011, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.

The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MoneyGram International, Inc.	100.00	74.87	117.07	51.21	35.32	66.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
New Peer Group	100.00	135.15	210.87	236.51	277.54	293.34
Old Peer Group	100.00	132.68	206.87	231.79	275.33	290.93

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

(Amounts in millions, except per share and location data)	2016	2015	2014	2013 (1)	2012 (1)
Operating Results
Revenue
Global Funds Transfer segment	$1,553.7	$1,465.8	$1,470.1	$1,475.0	$1,332.6
Financial Paper Products segment	75.6	73.3	80.3	84.0	84.5
Other	1.1	—	—	0.6	1.5
Total revenue	$1,630.4	$1,539.1	$1,550.4	$1,559.6	$1,418.6

Net income (loss)	$16.3	$(76.9)	$72.1	$52.4	$(49.3)

Net income (loss) per common share:
Basic	$0.26	$(1.24)	$1.10	$0.73	$(0.69)
Diluted	$0.25	$(1.24)	$1.10	$0.73	$(0.69)
Financial Position
Cash and cash equivalents	$157.2	$164.5	$250.6	$318.8	$227.9
Total assets	$4,597.4	$4,505.2	$4,628.3	$4,775.8	$5,128.4
Long-term debt	$915.2	$942.6	$949.6	$831.8	$787.7
Stockholders’ deficit	$(208.4)	$(222.8)	$(182.7)	$(77.0)	$(161.4)
(1) Selected financial data for the years ended December 31, 2013 and 2012 have been corrected to reflect the adjustments related to the errors described in Note 16 — Correction of Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014 of the Notes to the Consolidated Financial Statements. The correction of the errors increased Revenue and Total revenue by $85.2 million and $77.4 million for 2013 and 2012, respectively. Net income (loss) did not change as Fees and other commissions expense (not included herein) increased by the same amounts for 2013 and 2012, respectively.

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and financial institutions. We also have Company-operated retail locations in the U.S. and Western Europe. Additionally, we offer Digital solutions, which include moneygram.com, mobile solutions, account deposit and kiosk-based services.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the year ended December 31, 2016. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
Throughout 2016, worldwide political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, historically low oil prices, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to volatility. The remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country during 2016.
We monitor consumer behavior to ensure that we continue our revenue growth. We also continue to monitor pricing actions of our competitors, which may result in pricing changes for our products and services. In October 2016, Walmart announced the expansion of their U.S. to U.S. white label product into higher transaction bands up to $2,500 and the Company adjusted its pricing structure for all money transfers between $900 and $2,500 originated at Walmart. Additionally, in October 2016, the Company and Walmart announced the Walmart2Walmart Mexico product, which is a new cross border money transfer product for customers sending from any U.S. Walmart location to any Walmart Mexico location.
During 2016, the foreign exchange markets remained volatile and the U.S. dollar continued to strengthen. We realized a positive impact from certain currency purchases which were not sustained throughout the year, and we cannot predict these market conditions for 2017.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global markets and currency exchange rates. So far the primary impact of Brexit has been the weakening of the British pound compared to the U.S. dollar, which has negatively impacted our reported revenue in the second half of 2016. However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, which can lessen the impact of a strengthening U.S. dollar on our operating income.

Our financial results were positively impacted primarily by money transfer revenue growth for the year ended December 31, 2016, specifically in the Non-U.S. and U.S. Outbound channels, continued growth in the Digital channel and the near completion of the global transformation program (the "2014 Global Transformation Program"), which consisted of three key components: reorganization and restructuring, compliance enhancement and a focus on Digital revenue. In the second quarter of 2016, the Company concluded the 2014 Global Transformation Program reorganization and restructuring activities. The positive impact was partially offset by the geopolitical and economic challenges in parts of Africa and the discontinuation of our full-service kiosk offerings in the second quarter of 2016.
The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors, and we will continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways. We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product and service offerings. During 2016, the Company introduced two new products: MoneyGram Mobile Pass and MoneyGram Kameleon. MoneyGram Mobile Pass allows customers to stage a transaction on a mobile device or online and pay for the transaction at any of our U.S. locations. MoneyGram Kameleon provides a customized website for our agents and improves money transfers to any one of our agent locations, as well as bank accounts around the world. Digital solutions represented 13% of money transfer revenue for the year ended December 31, 2016. For the year ended December 31, 2016, Digital revenue was $194.1 million.
Anticipated Trends
This discussion of trends expected to impact our business in 2017 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
We see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. However, we continue to have challenges in countries that restrict our ability to transact, such as Libya and Angola. Additionally, the strengthened U.S. dollar and political instability, which have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries, may continue to impact our business in 2017.
We are currently unable to determine the long term impact that Brexit will have on us and the global economic environment, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. In the near term, we expect a weaker British pound to cause local currency results of our U.K. business to be translated into fewer U.S. dollars, partially offset by the Company's foreign currency forward contracts and lower pound operating costs in the United Kingdom.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company expects to see a positive impact on our investment revenue in a rising interest rate environment.
We continue to see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure.
Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with the DPA. We anticipate making investments of approximately $23 million related to the compliance enhancement program in 2017, compared to $30.7 million for the year ended December 31, 2016, which included $20.4 million of capital expenditures and $10.3 million of expenses incurred.
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
Foreign currency — The impact of foreign currency exchange rate fluctuations on our financial results is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2016	2015	2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Revenue
Fee and other revenue	$1,612.4	$1,527.0	$1,533.9	$85.4	$(6.9)	6%	—%
Investment revenue	18.0	12.1	16.5	5.9	(4.4)	49%	(27)%
Total revenue	1,630.4	1,539.1	1,550.4	91.3	(11.3)	6%	(1)%
Expenses
Fee and other commissions expense	793.1	759.8	761.5	33.3	(1.7)	4%	—%
Investment commissions expense	2.5	0.8	0.4	1.7	0.4	NM	NM
Total commissions expense	795.6	760.6	761.9	35.0	(1.3)	5%	—%
Compensation and benefits	295.1	309.1	275.0	(14.0)	34.1	(5)%	12%
Transaction and operations support	309.5	324.8	332.2	(15.3)	(7.4)	(5)%	(2)%
Occupancy, equipment and supplies	61.9	62.3	54.4	(0.4)	7.9	(1)%	15%
Depreciation and amortization	79.9	66.1	55.5	13.8	10.6	21%	19%
Total operating expenses	1,542.0	1,522.9	1,479.0	19.1	43.9	1%	3%
Operating income	88.4	16.2	71.4	72.2	(55.2)	NM	(77)%
Other expenses (income)
Interest expense	45.0	45.3	44.2	(0.3)	1.1	(1)%	2%
Debt extinguishment costs	0.3	—	—	0.3	—	NM	NM
Net securities gains	—	—	(45.4)	—	45.4	NM	NM
Total other expenses (income), net	45.3	45.3	(1.2)	—	46.5	NM	NM
Income (loss) before income taxes	43.1	(29.1)	72.6	72.2	(101.7)	NM	NM
Income tax expense	26.8	47.8	0.5	(21.0)	47.3	(44)%	NM
Net income (loss)	$16.3	$(76.9)	$72.1	$93.2	$(149.0)	NM	NM
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

(Amounts in millions, except percentages)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Money transfer fee and other revenue	$1,456.2	$1,366.9	$1,369.8	7%	—%
Bill payment fee and other revenue	97.5	98.7	100.1	(1)%	(1)%
Global Funds Transfer fee and other revenue	$1,553.7	$1,465.6	$1,469.9	6%	—%
Fee and other commissions expense	$791.9	$759.5	$760.9	4%	—%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2016	2015
For the period ended December 31	$1,366.9	$1,369.8
Change resulting from:
Money transfer volume	74.1	89.5
Corridor mix	24.2	31.2
Impact from changes in exchange rates	(16.2)	(71.1)
Average face value per transaction and pricing	11.1	(53.5)
Other	(3.9)	1.0
For the period ended December 31	$1,456.2	$1,366.9
In 2016, the increase in money transfer fee and other revenue was primarily driven by increased Non-U.S. and U.S. outbound money transfer volume discussed further below and a positive change in corridor mix, partially offset by the stronger U.S. dollar compared to prior year.
In 2015, the decline in money transfer fee and other revenue was primarily driven by the strengthening of the U.S. dollar compared to the prior year, lower average face value per transaction and pricing actions introduced in October 2014, partially offset by transaction growth of 7% and corridor mix. The transaction growth was driven by the continued growth in the U.S. Outbound and Non-U.S. money transfer transactions, offset by the decline in our U.S. to U.S. money transfer transactions as detailed further below.
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction) for the years ended December 31:

	2016 vs 2015	2015 vs 2014
Total money transfer fee and other revenue	7%	—%
U.S. Outbound	9%	12%
Non-U.S.	8%	4%
U.S. to U.S.	(7)%	(33)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction) for the years ended December 31:

	2016	2015	2014
U.S. Outbound	43%	43%	40%
Non-U.S.	43%	40%	37%
U.S. to U.S.	14%	17%	23%
The following table displays year over year money transfer transaction growth by geographic channel (the region originating the transaction) for the years ended December 31:

	2016 vs 2015	2015 vs 2014
Total transactions	5%	7%
U.S. Outbound	8%	12%
Non-U.S.	11%	16%
U.S. to U.S.	(13)%	(18)%

During 2016, total money transfer fee and other revenue grew by 7% and total money transfer transactions grew by 5%. The U.S. Outbound channel generated 9% revenue growth for the year ended December 31, 2016 and 8% transaction growth for the same period. The revenue and transaction growth was primarily driven by sends to Latin America, Africa and Asia Pacific and was partially offset by the discontinuation of our full-service kiosk offerings. The U.S. Outbound channel accounted for 43% of our total money transfer transactions for 2016.
During 2016, the Non-U.S. channel money transfer fee and other revenue grew by 8% and transactions grew by 11% for the same period. The revenue and transaction growth was primarily driven by sends from Europe, partially offset by lower transaction volume caused by geopolitical and economic challenges in parts of Africa. The Non-U.S. channel accounted for 43% of total money transfer transactions for the year ended December 31, 2016.
For the year ended December 31, 2016, the U.S. to U.S. channel money transfer fee and other revenue declined by 7% and transactions declined by 13% for the same period. The decline was primarily due to lower volume of transactions under $200. The U.S. to U.S. channel accounted for 14% of total money transfer transactions for 2016.
In 2015, the Non-U.S. channel generated 16% transaction growth and accounted for 40% of our total money transfer transactions. The growth was primarily driven by the Middle East, Western Europe and Latin America regions. The U.S. Outbound channel generated 12% transaction growth while accounting for 43% of our total money transfer transactions. The success in the U.S. Outbound channel was primarily driven by sends to Latin America and Africa. U.S. to U.S. transactions declined by 18% and accounted for 17% of our total money transfer transactions. The decline was primarily driven by a 40% decline in Walmart U.S. to U.S. transactions, partially offset by 8% growth in U.S. to U.S. transactions excluding Walmart.
Bill Payment Fee and Other Revenue
In 2016 and 2015, bill payment fee and other revenue decreased by $1.2 million or 1% and $1.4 million or 1%, respectively, due to lower transactions resulting from shifts in industry mix. For the year ended December 31, 2016, bill payment transactions decreased by 3% and grew by 1% in 2015.
Global Funds Transfer Fee and Other Commissions Expense
The Company incurs fee commissions and foreign exchange commissions primarily on our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a fee commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. The agent initiating the transaction and the receiving agent also earn foreign exchange commissions, which are generally based on a percentage of currency exchange spreads. In a bill payment transaction, the agent initiating the transaction receives a commission and, in limited circumstances, the biller will generally earn a commission that is based on a percentage of the fee charged to the consumer. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2016	2015
For the period ended December 31:	$759.5	$760.9
Change resulting from:
Money transfer revenue	50.9	33.2
Money transfer corridor and agent mix	(5.0)	(5.8)
Impact from changes in exchange rates	(8.4)	(37.4)
Signing bonuses	(5.0)	10.8
Bill payment revenue and commission rates	(0.1)	(2.2)
For the period ended December 31:	$791.9	$759.5
For the year ended December 31, 2016, fee and other commissions expense increased $32.4 million or 4%. The increase in commissions expense was primarily driven by the increase in money transfer revenue, as a result of an increase in money transfer volume and an increase in average price per transaction, partially offset by changes in money transfer corridor and agent mix, the impact from a stronger U.S. dollar compared to prior year and a decrease in signing bonus amortization. Commissions expense as a percentage of fee and other revenue declined to 51.0% in 2016 from 51.8% in 2015.
In 2015, the Global Funds Transfer commissions expense decreased $1.4 million. The decrease in commissions expense was primarily driven by the strengthening of the U.S. dollar and changes in the money transfer corridor and agent mix. The decline in commissions expense was partially offset by increased money transfer revenue, as a result of an increase in money transfer volume offset by a decline in average face value per transaction and pricing previously discussed above, as well as signing bonus amortization from our agent expansion and retention efforts. Commissions expense as a percentage of fee and other revenue was 51.8% in 2015 and 2014.

Financial Paper Products Fee and Other Revenue and Fee and Other Commissions Expense
Fee and other revenue consists of transaction fees and other revenue. Transaction fees are earned on money order and official check transactions. Other revenue primarily consists of processing fees, service charges on aged outstanding money orders and money order dispenser fees. We generally do not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a commission based on total money order transactions or outstanding balance.
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the years ended December 31. Investment revenue and investment commissions expense are not included in the analysis below. For further detail, see "Investment Revenue Analysis" below.

(Amounts in millions, except percentages)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Money order fee and other revenue	$45.4	$47.6	$49.3	(5)%	(3)%
Official check fee and other revenue	12.2	13.8	14.7	(12)%	(6)%
Financial Paper Product fee and other revenue	$57.6	$61.4	$64.0	(6)%	(4)%
Fee and other commissions expense	$1.2	$0.3	$0.6	NM	(50)%
Money order fee and other revenue decreased in 2016 and 2015 due to transaction declines of 7% and 5%, respectively, attributed primarily to the migration by consumers to other payment methods. Similarly, official check fee and other revenue decreased due to transaction declines of 8% and 6% in 2016 and 2015, respectively.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense for the years ended December 31:

(Amounts in millions, except percentages)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Investment revenue	$18.0	$12.1	$16.5	49%	(27)%
Investment commissions expense (1)	2.5	0.8	0.4	NM	100%

(1)Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received from the sale of official checks and money orders. These cash balances are available to us for investment until the payment instrument is cleared. Investment revenue varies depending on the level of investment balances and the yield on our investments.
Investment revenue in 2016 increased $5.9 million, or 49%, when compared to 2015 primarily due to higher yields earned on investment balances. In 2016 investment commissions expense increased due to the change in interest rates.
Investment revenue in 2015 decreased $4.4 million, or 27%, when compared to 2014 primarily due to the one-time returns on legacy investments in 2014.
Operating Expenses
The following table is a summary of the operating expenses, excluding commissions expense, for the years ended December 31:

	2016		2015		2014
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$295.1	18%	$309.1	20%	$275.0	18%
Transaction and operations support	309.5	19%	324.8	21%	332.2	21%
Occupancy, equipment and supplies	61.9	4%	62.3	4%	54.4	4%
Depreciation and amortization	79.9	5%	66.1	4%	55.5	4%
Total operating expenses	$746.4	46%	$762.3	50%	$717.1	46%
In 2016, total operating expenses as a percentage of total revenue was 46% compared to 50% in 2015. The decrease was mainly due to an increase in total revenue, lower expense related to the 2014 Global Transformation Program and a decrease in pension expense, partially offset by an increase in outsourcing, independent contractor and consultant costs, depreciation and amortization and net salaries, related payroll taxes and cash incentive compensation, all of which are discussed in more detail below.

In 2015, total operating expenses as a percentage of total revenue was 50% compared to 46% in 2014. The increase was primarily due to increased expenses incurred as a result of the 2015 performance bonus plan and a pension settlement charge of $14.0 million as well as a decline in total revenue.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2016	2015
For the period ended December 31	$309.1	$275.0
Change resulting from:
Pension	(19.1)	15.5
Net salaries, related payroll taxes and cash incentive compensation	12.7	35.9
Reorganization and restructuring	(10.3)	(9.1)
Severance and related costs	7.0	(0.5)
Impact from changes in exchange rates	(2.1)	(18.8)
Employee stock-based compensation	(1.7)	14.2
Other	(0.5)	(3.1)
For the period ended December 31	$295.1	$309.1
In 2016, compensation and benefits decreased by $14.0 million due to the decrease in pension expense primarily as a result of a pension settlement charge recorded in 2015 from a voluntary pension buyout, the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities, impact from changes in exchange rates due to a stronger U.S. dollar and lower employee stock-based compensation expense. These decreases were partially offset by an increase in net salaries, related payroll taxes and cash incentive compensation primarily driven by higher headcount and also offset by an increase in severance and related costs.
In 2015, compensation and benefits expense increased partially due to an increase in salaries, related payroll taxes and incentive compensation mainly due to an increase in expenses related to performance bonus plan in 2015 compared to 2014. The increase is also attributed to an increase in employee stock-based compensation due to the reversal of performance-based restricted stock units in 2014 and a settlement charge from the voluntary pension buyout in 2015. These increases were partially offset by the impact of the strengthening U.S. dollar and the near completion of the 2014 Global Transformation Program reorganization and restructuring activities.
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

The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2016	2015
For the period ended December 31	$324.8	$332.2
Change resulting from:
Outsourcing, independent contractor and consultant costs	19.2	19.9
Compliance enhancement program	(13.0)	(0.2)
Provision for loss	(8.1)	6.6
Reorganization and restructuring	(7.8)	(2.1)
Net realized foreign exchange gains	(6.8)	(12.1)
Marketing costs	5.8	0.4
Legal expenses	(2.2)	(9.9)
Impact from changes in exchange rates	(1.0)	(11.7)
Other	(1.4)	1.7
For the period ended December 31	$309.5	$324.8
In 2016, transaction and operations support decreased by $15.3 million primarily due to the decline in expenses related to the compliance enhancement program and the completion of the 2014 Global Transformation Program reorganization and restructuring activities, a reduction in our provision for loss due to reduced moneygram.com fraud losses and decreased net realized foreign exchange gains related to the favorable execution of the purchase of certain currencies, which traded outside of their historical norms in the first half of 2016. The decrease was partially offset by an increase in costs for outsourcing, independent contractor and consultant costs as a result of continued investment in our compliance systems and call centers and an increase in marketing costs.
In 2015, transaction and operations support expense decreased primarily due to realized foreign exchange gains, the impact of the strengthening U.S. dollar, a decrease in legal expenses due to the State Civil Investigative Demands matter which was substantially accrued for in 2014 and the near completion of the 2014 Global Transformation Program reorganization and restructuring activities. These decreases were partially offset by an increase in outsourcing, independent contractor and consulting costs as a result of continued investment in our compliance systems and operations as well as increased call volume due to initiatives under the compliance enhancement program and an increase in our provision for loss due to our new instant ACH product. Additionally, direct monitor costs increased due to remediation efforts related to the DPA.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
In 2016, occupancy, equipment and supplies remained relatively flat when compared to 2015.
In 2015, occupancy, equipment and supplies increased $7.9 million, or 15%, when compared to 2014, primarily due to maintenance charges on new licenses and other software projects, including those relating to the compliance enhancement program. These increases were partially offset by the impact of the strengthening U.S. dollar.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2016, depreciation and amortization increased $13.8 million, or 21%, when compared to 2015, primarily driven by accelerated depreciation expense on non-core assets and depreciation expense on computer hardware and software asset additions related to the compliance enhancement program.
In 2015, depreciation and amortization increased $10.6 million, or 19%, when compared to 2014, primarily driven by higher depreciation expense due to computer hardware and software asset additions related to the compliance enhancement program.

Other Expenses (Income), Net
The following table is a summary of the components of other expenses (income), net for the years ended December 31:

(Amounts in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Interest expense	$45.0	$45.3	$44.2	$(0.3)	$1.1
Debt extinguishment costs	0.3	—	—	0.3	—
Net securities gains	—	—	(45.4)	—	45.4
Total other expenses (income), net	$45.3	$45.3	$(1.2)	$—	$46.5
Interest Expense and Debt Extinguishment Costs — Interest expense in 2016 remained relatively flat when compared to 2015. The Company incurred debt extinguishment costs of $0.3 million in 2016 in connection with additional debt principal payments and a debt repurchase made during the year.
Interest expense increased $1.1 million in 2015 compared to 2014 as a result of higher average debt balances incurred in connection with the Incremental Agreement. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional information.
Net Securities Gains — During 2016 and 2015, we did not realize any net securities gains or losses. In 2014, we realized $45.4 million of net securities gains for settlements related to certain securities previously written down to a nominal fair value.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2016	2015	2014
Provision for income taxes	$26.8	$47.8	$0.5
Effective tax rate	62.2%	(164.3)%	0.6%
Our provision for income taxes decreased from 2015 to 2016, primarily as a result of an IRS tax court decision received in 2015 partially offset by a separate IRS settlement in 2016. The effective tax rate increase in 2016 is not comparable to 2015 due to the operating loss in 2015. See Note 13 — Income Taxes and Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Our provision for income taxes increased from 2014 to 2015, primarily as a result of the tax court decision related to an IRS matter. As a result of the operating loss in 2015, the effective tax rate was (164.3)%.
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

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin for the years ended December 31:

(Amounts in millions, except percentages)	2016	2015	2014
Operating income:
Global Funds Transfer	$95.8	$31.7	$75.4
Financial Paper Products	18.5	17.9	28.1
Total segment operating income	114.3	49.6	103.5
Other	(25.9)	(33.4)	(32.1)
Total operating income	$88.4	$16.2	$71.4

Total operating margin	5.4%	1.1%	4.6%
Global Funds Transfer	6.2%	2.2%	5.1%
Financial Paper Products	24.5%	24.4%	35.0%

Total Revenue	$1,630.4	$1,539.1	$1,550.4
Global Funds Transfer	$1,553.7	$1,465.8	$1,470.1
Financial Paper Products	$75.6	$73.3	$80.3
Other revenue	$1.1	$—	$—
2016 Compared to 2015
During 2016, the Company experienced an increase in total operating income and operating margin when compared to 2015, primarily due to increase in money transfer fee and other revenue of $89.3 million. Additionally, total operating expenses as a percent of total revenue decreased due to the lower expenses related to the 2014 Global Transformation Program and the reduction in pension expense, partially offset by an increase in outsourcing, independent contractor and consultant costs, depreciation and amortization and net salaries, related payroll taxes and cash incentive compensation, as previously discussed.
"Other" operating losses decreased from 2015 to 2016 primarily due to the decrease in pension expense as a result of a pension settlement charge recorded in 2015 from a voluntary pension buyout.
2015 Compared to 2014
In 2015, the Company experienced a decline in both total operating income and total operating margin, primarily as a result of a $11.3 million decrease in total revenue driven by the decrease in money transfer fee and other revenue and the increase in compensation and benefits expense related to the $14.0 million pension settlement charge and increase in incentive compensation. The change in "Other" operating losses was nominal from 2014 to 2015.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Income (loss) before income taxes	$43.1	$(29.1)	$72.6
Interest expense	45.0	45.3	44.2
Depreciation and amortization	79.9	66.1	55.5
Amortization of agent signing bonuses	54.0	60.4	53.8
EBITDA	222.0	142.7	226.1
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation	19.0	26.9	6.9
Compliance enhancement program	10.3	26.5	26.7
Direct monitor costs	9.1	11.5	6.5
Legal and contingent matters	2.3	1.7	16.4
Executive severance and related costs	1.9	—	—
Reorganization and restructuring costs (1)	—	20.0	30.5
Pension settlement charge	—	13.8	—
Net securities gains	—	—	(45.4)
Losses related to agent closures	—	—	7.4
Capital transaction costs	—	—	2.1
Adjusted EBITDA	$264.6	$243.1	$277.2

Adjusted EBITDA growth, as reported	9%
Adjusted EBITDA growth, constant currency adjusted	11%

Adjusted EBITDA	$264.6	$243.1	$277.2
Cash payments for interest	(41.6)	(42.1)	(41.1)
Cash taxes, net	(9.5)	(64.4)	(6.4)
Payments related to IRS tax matter	—	61.0	—
Cash payments for capital expenditures	(82.8)	(109.9)	(85.8)
Cash payments for agent signing bonuses	(34.0)	(87.3)	(93.9)
Adjusted Free Cash Flow	$96.7	$0.4	$50.0
(1) Reorganization and restructuring costs are no longer being adjusted effective January 1, 2016.
2016 Compared to 2015
The Company generated EBITDA of $222.0 million and $142.7 million and Adjusted EBITDA of $264.6 million and $243.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in Adjusted EBITDA was primarily driven by an increase in money transfer fee and other revenue and a decrease in the pension expense. The increase in EBITDA was driven by the same factors that impacted Adjusted EBITDA and lower expense related to the 2014 Global Transformation Program.
For 2016, Adjusted Free Cash Flow increased by $96.3 million. The increase was a result of increase in Adjusted EBITDA, decreases in payments for capital expenditures and agent signing bonuses.
2015 Compared to 2014
For 2015, the Company generated EBITDA of $142.7 million and Adjusted EBITDA of $243.1 million. When compared to 2014, Adjusted EBITDA decreased 34.1 million primarily due to the decrease in revenue mostly as a result of the strengthening of the U.S. dollar, an increase in net salaries, related payroll taxes and cash incentive compensation and an increase in outsourcing, independent contractor and consulting costs. In addition, we did not have net securities gains in 2015 as compared to $45.4 million in 2014. EBITDA was impacted by the same factors that impacted Adjusted EBITDA, including an increase in stock-based and contingent performance compensation and a pension settlement charge.
For 2015, Adjusted Free Cash Flow decreased $49.6 million, or 99%. The decrease was a result of decline in Adjusted EBITDA and increased cash payments for capital expenditures, partially offset by decreased cash payments for agent signing bonuses.
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
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets as of December 31:

(Amounts in millions)	2016	2015
Cash and cash equivalents	$157.2	$164.5

Settlement assets:
Settlement cash and cash equivalents	1,365.0	1,560.7
Receivables, net	999.4	861.4
Interest-bearing investments	1,252.1	1,062.4
Available-for-sale investments	17.8	21.1
	3,634.3	3,505.6
Payment service obligations	$(3,634.3)	$(3,505.6)
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
To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through ongoing cash generation rather than liquidating investments or utilizing the Revolving Credit Facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of December 31, 2016, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $17.8 million of available-for-sale investments as of December 31, 2016. U.S. government agency residential mortgage-backed securities compose $7.2 million of our available-for-sale investments, while other asset-backed securities compose the remaining $10.6 million.

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
On December 12, 2016, the Company entered into Amendment No. 2 to the 2013 Credit Agreement (the "2016 Amendment") with BOA and various lenders. The 2016 Amendment includes, but is not limited to, decreasing the aggregate revolving credit commitments from $150.0 million to $125.0 million from December 12, 2016 to March 27, 2018 (the remainder of the original Revolving Credit Facility term), and increasing the maximum secured leverage ratio, effective the first quarter of 2017. The 2016 Amendment also extends the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019.
The following table is a summary of the Company's outstanding debt balance as of December 31:

(Amounts in millions, except percentages)	Effective Interest Rate	2016	2015
Senior secured credit facility due 2020	4.25%	$924.0	$954.3
Unamortized debt issuance costs and debt discount		(8.8)	(11.7)
Total debt, net		$915.2	$942.6
As of December 31, 2016, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $125.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At December 31, 2016, the Company was in compliance with its financial covenants.
See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Equity Registration Rights Agreement
The Company and the Investors entered into a Registration Rights Agreement (the "Equity Registration Rights Agreement") on March 25, 2008, with respect to the Series B Stock, D Stock, and the common stock owned by the Investors and their affiliates. Under the Equity Registration Rights Agreement, we are required under certain circumstances to file a registration statement to provide for the sale of such securities held by the Investors and their affiliates. We have filed such a registration statement, which also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs.
See Note 11 - Stockholders’ Deficit of the Notes to the Consolidated Financial Statements for additional disclosure related to the Company's Equity Registration Rights Agreement.
Credit Ratings
As of December 31, 2016, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a negative outlook, respectively. On January 27, 2017, S&P placed our rating on CreditWatch with positive implications. Our credit facilities, regulatory capital requirements and other obligations were not impacted, and will not be impacted, by a future change in our credit ratings.

Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state capital requirements as of December 31, 2016.
We are also subject to regulatory capital requirements in various countries outside of the U.S., which typically result in a requirement to either prefund agent settlements or hold minimum required levels of cash or guarantees within the applicable country. The amounts can fluctuate based on our level of activity and is likely to increase over time as our business expands internationally. Assets used to meet these regulatory requirements support our payment service obligations and are not available to satisfy other liquidity needs. As of December 31, 2016, we had $90.7 million of prefunds and cash designated to meet regulatory capital requirements and such amounts are included in "Settlement assets" on the Consolidated Balance Sheet.
We were in compliance with all regulatory capital requirements as of December 31, 2016. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2016:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments	$1,052.2	$49.5	$98.6	$904.1	$—
Non-cancellable leases	60.9	13.9	24.0	17.8	5.2
Signing bonuses	44.1	21.7	22.4	—	—
Marketing	61.6	19.1	27.8	9.8	4.9
Total contractual cash obligations	$1,218.8	$104.2	$172.8	$931.7	$10.1
Our Consolidated Balance Sheet at December 31, 2016 includes $924.0 million of debt, netted with unamortized debt issuance costs and debt discount of $8.8 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2016, and assuming no prepayments of principal. Non-cancellable leases include operating leases consisting of various leases for buildings, vehicles and equipment and an equipment capital lease. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory defined benefit pension plan ("Pension Plan") that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $8.0 million to the Pension Plan during 2016. Although the Company has no minimum required contribution for the Pension Plan in 2017, we expect to contribute $8.0 million to the Pension Plan in 2017.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants; and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $9.9 million in 2017.

As discussed in Note 13 — Income Taxes of the Notes to the Consolidated Financial Statements, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency for 2005-2007 and 2009, which resulted in the Company making payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter in 2015. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $17.5 million on amounts that have previously been accrued. Additionally, due to the Company's agent relationships outside of the U.S., certain foreign tax exposures could result in additional tax payments of up to $8.7 million.
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2016, the minimum commission guarantees had a maximum payment of $2.9 million over a weighted average remaining term of 1.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2016, the liability for minimum commission guarantees was $1.0 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

(Amounts in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net cash provided by operating activities	$118.2	$33.6	$62.3	$84.6	$(28.7)
Net cash used in investing activities	(82.8)	(109.5)	(96.4)	26.7	(13.1)
Net cash used in financing activities	(42.7)	(10.2)	(34.1)	(32.5)	23.9
Net change in cash and cash equivalents	$(7.3)	$(86.1)	$(68.2)	$78.8	$(17.9)
Cash Flows from Operating Activities
During 2016, cash provided by operating activities increased due to an increase in net income and a decrease in signing bonus payments of $53.3 million driven by the timing of agent expansion and retention efforts. This increase was partially offset by increased payments for employee performance bonuses and a payment of $13.0 million related to the State Civil Investigative Demands matter in March 2016. See Note 14 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to this matter.
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
Cash Flows from Investing Activities
Items impacting net cash used in investing activities in 2016, 2015 and 2014 were primarily from capital expenditures of $82.8 million, $109.9 million and $85.8 million, respectively. The decrease in capital expenditures in 2016 was driven by reduced spend relating to the compliance enhancement program.
Cash Flows from Financing Activities
In 2016, items impacting net cash used in financing activities were $30.3 million of principal payments on debt, which included additional principal payments totaling $20.0 million made on the Term Credit Facility in the fourth quarter of 2016, and stock repurchases of $11.7 million. In 2015, items impacting net cash used in financing activities were $9.8 million principal payments on debt and $0.4 million of stock repurchases. In 2014, financing activities used $34.1 million of cash, primarily associated with stock repurchases.

Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2016, we had repurchased a total of 9,842,509 shares of our common stock under this authorization and have remaining authorization to purchase up to $2,157,491 shares.
Under the terms of our outstanding credit facilities, we are restricted in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2016, and we do not anticipate declaring any dividends on our common stock during 2017.
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
We did not recognize a goodwill impairment loss for 2016, 2015 or 2014. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2016 was $442.2 million. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10% decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10% as of December 31, 2016, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
Fair Value of Investment Securities — The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments consist of residential mortgage-backed securities and other asset-backed securities.
We estimate fair value for our investments at an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants. Observable price quotes for our exact securities are not available. For our government agency residential mortgage-backed securities, similar securities trade with sufficient regularity to allow observation of market inputs needed to estimate fair value. For our other asset-backed securities, trading within the relevant markets is not strong. Accordingly, observable market inputs are not as readily available and estimating fair value is more subjective. See Note 4 — Fair Value Measurement of the Notes to the Consolidated Financial Statements for additional disclosure.
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
In order to estimate the interest cost components of net periodic benefit expense for its Pension and Postretirement Benefits, the Company utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.
At each measurement date, the discount rate used to measure total benefit obligation for the Pension and Postretirement Benefits is based on the then current interest rate yield curves for long-term corporate debt securities with maturities rated AA comparable to our obligations.
Our Pension Plan assets are primarily invested in commingled trust funds. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on Pension Plan assets is based on our historical market experience, our asset allocations and our expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our assumption. Our Pension Plan asset allocations are reviewed periodically and are based upon plan funded ratio, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased the 2016 Pension and Postretirement Benefits net periodic benefit expense by $0.4 million. If the discount rate increased by 50 basis points, the Pension and Postretirement Benefits net periodic benefit expense would have decreased by $0.4 million. Decreasing the expected rate of return by 50 basis points would have increased the 2016 Pension Plan net periodic benefit expense by $0.6 million and increasing the expected rate of return by 50 basis points would have decreased the 2016 Pension Plan net periodic benefit expense by $0.6 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and GAAP.
We file tax returns in multiple states within the U.S. and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S., state and local income tax examinations for years prior to 2011. The U.S. federal income tax filings are subject to audit for fiscal years 2014 through 2016.
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
As of December 31, 2016, we have recorded a valuation allowance of $124.2 million against deferred tax assets of $217.9 million. The valuation allowance primarily relates to basis difference in revalued investments, capital losses and certain foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowance is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
Stock-based compensation — The Company has a stock-based compensation plan, which includes stock options and restricted stock units. Certain awards are subject to performance conditions at threshold and target levels.
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through the introduction by Walmart of competing white label money transfer products or otherwise;

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

•	possible uncertainties relating to compliance with and the impact of the DPA;

•	current and proposed regulations addressing consumer privacy and data use and security;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain OFAC restrictions;

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	our ability to manage risks associated with our international sales and operations, including risks associated with the United Kingdom's vote to withdraw from the European Union;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	the financial health of certain European countries or the secession of a country from the European Union, and the resulting impact on the sustainability of the euro;

•	our ability to manage credit risks from our agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to the THL Representatives on our Board of Directors;

•
risks relating to the proposed Merger, including the possibility that the consummation of the Merger could be delayed or not completed, and the effect of announcement or pendency of the Merger on our business; and

•
the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

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
Investment Portfolio — Credit risk from our investment portfolio relates to the risk that we may be unable to collect the interest or principal owed to us under the legal terms of the various securities. Our primary exposure to credit risk arises through the concentration of a large amount of our investment portfolio at a few large banks, also referred to as financial institution risk, as well as a concentration in securities issued by U.S. government agencies.
At December 31, 2016, the Company’s investment portfolio of $2.8 billion was primarily comprised of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest bearing transaction accounts and U.S. government money market securities, and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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
The following table is a detailed summary of our investment portfolio as of December 31, 2016:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$1.2	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	2	7.7	—%
Available-for-sale investments issued by U.S. government agencies	N/A	7.2	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA(2)	1	30.0	1%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	6	947.6	34%
Cash, cash equivalents and interest-bearing investments at institutions rated A	8	1,399.4	50%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	0.2	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	4	56.2	2%
Other asset-backed securities	N/A	10.6	—%
Investment portfolio held within the U.S.	23	2,460.1	87%
Cash held on-hand at owned retail locations	N/A	15.8	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	5	16.5	1%
Cash, cash equivalents and interest-bearing investments at institutions rated A	15	226.1	8%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	60	73.6	3%
Investment portfolio held outside the U.S.	80	332.0	13%
Total investment portfolio		$2,792.1	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2016, all but $10.6 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 99% of the portfolio is invested in cash, cash equivalents and interest-bearing investments, with 87% of our total investment portfolio invested at financial institutions located within the U.S.

Receivables — We have credit exposure to receivables from our agents through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. For the year ended December 31, 2016, our annual credit losses from agents, as a percentage of total fee and other revenue, was 1%. As of December 31, 2016, we had credit exposure to our agents of $560.6 million in the aggregate spread across 12,849 agents, of which three agents, individually, owed us in excess of $15.0 million.
In addition, we are exposed to credit risk directly from consumer transactions particularly through our Digital solutions, where transactions are originated through means other than cash, and therefore are subject to credit card chargebacks, insufficient funds or other collection impediments, such as fraud. As the Digital solutions become a greater proportion of our money transfer business, these losses may increase.
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2016, we had a credit exposure to our official check and money order financial institution customers of $286.3 million in the aggregate spread across 1,255 financial institutions, of which one owed us in excess of $15.0 million.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2016, the Company held $208.6 million, or 7%, of the investment portfolio in fixed rate investments.

At December 31, 2016, the Company’s other asset-backed securities are priced on average at $0.03 per dollar of par value for a total fair value of $10.6 million. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. Any resulting adverse movement in our stockholders’ deficit or settlement assets from declines in investments would not result in regulatory or contractual compliance exceptions.
Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing deposit accounts, non-interest bearing transaction accounts, U.S. government money market securities, time deposits and certificates of deposit. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are determined using a variable rate based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. In the current environment, the federal funds effective rate is low enough that some of our financial institution customers are in a "negative" commission position, and therefore, we do not owe any commissions to these customers.
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
The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2016:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(11.0)	$(7.8)	$(4.2)	$6.6	$11.7	$21.8
Investment commissions expense	4.2	3.4	2.1	(2.4)	(5.3)	(11.4)
Interest expense	NM	NM	NM	(1.9)	(3.8)	(7.6)
Change in pretax income	$(6.8)	$(4.4)	$(2.1)	$2.3	$2.6	$2.8
NM = Not meaningful

The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2016:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(15.1)	$(15.1)	$(9.8)	$12.7	$23.8	$46.0
Investment commissions expense	5.0	5.0	3.8	(5.0)	(11.3)	(23.8)
Interest expense	NM	NM	NM	(3.5)	(7.0)	(13.9)
Change in pretax income	$(10.1)	$(10.1)	$(6.0)	$4.2	$5.5	$8.3
NM = Not meaningful
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in more than 200 countries and territories. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.
Our primary source of foreign exchange risk is transactional risk. This risk is predominantly incurred in the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. The primary currency pairs, based on volume, that are traded against the U.S. dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The tenor of forward contracts is typically less than 30 days.
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2016 was a gain of $18.2 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2016, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net decrease to our operating income of $0.2 million.
In 2016, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2016, operating income would have increased/decreased approximately $12.6 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
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
As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is provided on page F-2 of this Annual Report on Form 10-K. The attestation report of the Company’s independent registered public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting is provided on page F-3 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date:	March 16, 2017	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	March 16, 2017
Lawrence Angelilli

/s/ John D. Stoneham	Corporate Controller (Principal Accounting Officer)	March 16, 2017
John D. Stoneham

Directors

Pamela H. Patsley	Seth W. Lawry
J. Coley Clark	Ganesh B. Rao
Victor W. Dahir	W. Bruce Turner
Antonio O. Garza	Michael Rafferty
Peggy Vaughan

By:	/s/ F. Aaron Henry	March 16, 2017
F. Aaron Henry
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
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

**2.4
Agreement and Plan of Merger by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and Alipay (Hong Kong) Holding Limited, dated as of January 26, 2017 (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

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

+10.73
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2016).

+10.74
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 31, 2016).

*+10.75	Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
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

†10.98
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Time-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.99
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.100
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.101
2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.102
2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.103
2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.104
2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.105
2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.106
2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

*+10.107
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 12, 2016, relating to Amended and Restated Credit Agreement dated March 28, 2013 between MoneyGram International, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent.

*10.108
Amendment No. 3 to Amended and Restated Credit Agreement, dated December 30, 2016, relating to Amended and Restated Credit Agreement dated March 28, 2013 between MoneyGram International, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent.

*21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP
*23.2	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MoneyGram International, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that MoneyGram International, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2016.
The Company’s independent registered public accounting firm, KPMG US LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016. Their attestation report regarding the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MoneyGram International, Inc.

We have audited MoneyGram International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MoneyGram International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, MoneyGram International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MoneyGram International, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ deficit for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Dallas, Texas
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MoneyGram International, Inc.

We have audited the accompanying consolidated balance sheet of MoneyGram International, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ deficit for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MoneyGram International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Dallas, Texas
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of MoneyGram International, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' deficit for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2015 and 2014 consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/   DELOITTE & TOUCHE LLP
Dallas, Texas
March 2, 2016 (March 16, 2017 as to the effects of the immaterial error correction disclosed in Note 16 to the consolidated financial statements and the adoption of ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), discussed in Notes 2 and 10 to the consolidated financial statements)

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2016	2015
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$157.2	$164.5
Settlement assets	3,634.3	3,505.6
Property and equipment, net	201.0	199.7
Goodwill	442.2	442.2
Other assets	162.7	193.2
Total assets	$4,597.4	$4,505.2
LIABILITIES
Payment service obligations	$3,634.3	$3,505.6
Debt, net	915.2	942.6
Pension and other postretirement benefits	87.6	96.3
Accounts payable and other liabilities	168.7	183.5
Total liabilities	4,805.8	4,728.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at December 31, 2016 and December 31, 2015	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at December 31, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	1,020.3	1,002.4
Retained loss	(1,247.6)	(1,226.8)
Accumulated other comprehensive loss	(53.9)	(48.7)
Treasury stock: 6,058,856 and 5,612,188 shares at December 31, 2016 and December 31, 2015, respectively	(111.7)	(134.2)
Total stockholders’ deficit	(208.4)	(222.8)
Total liabilities and stockholders’ deficit	$4,597.4	$4,505.2
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2016	2015	2014
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,612.4	$1,527.0	$1,533.9
Investment revenue	18.0	12.1	16.5
Total revenue	1,630.4	1,539.1	1,550.4
EXPENSES
Fee and other commissions expense	793.1	759.8	761.5
Investment commissions expense	2.5	0.8	0.4
Total commissions expense	795.6	760.6	761.9
Compensation and benefits	295.1	309.1	275.0
Transaction and operations support	309.5	324.8	332.2
Occupancy, equipment and supplies	61.9	62.3	54.4
Depreciation and amortization	79.9	66.1	55.5
Total operating expenses	1,542.0	1,522.9	1,479.0
OPERATING INCOME	88.4	16.2	71.4
Other expenses (income)
Interest expense	45.0	45.3	44.2
Debt extinguishment costs	0.3	—	—
Net securities gains	—	—	(45.4)
Total other expenses (income), net	45.3	45.3	(1.2)
Income (loss) before income taxes	43.1	(29.1)	72.6
Income tax expense	26.8	47.8	0.5
NET INCOME (LOSS)	$16.3	$(76.9)	$72.1

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.26	$(1.24)	$1.10
Diluted	$0.25	$(1.24)	$1.10

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per share
Basic	62.3	62.1	65.3
Diluted	65.9	62.1	65.5
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2016	2015	2014
(Amounts in millions)
NET INCOME (LOSS)	$16.3	$(76.9)	$72.1
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.1, $0.0 and $0.2 for the years ended December 31, 2016, 2015 and 2014, respectively	(0.3)	(0.1)	(6.1)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $1.9, $3.1 and $2.5 for the years ended December 31, 2016, 2015 and 2014, respectively	3.4	5.0	4.1
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of ($1.1), $7.2 and ($13.4) for the years ended December 31, 2016, 2015 and 2014, respectively	(1.9)	12.7	(23.2)
Pension settlement charge, net of tax benefit of $0.0, $5.1 and $0.0 for the years ended December 31, 2016, 2015 and 2014, respectively	—	8.9	—
Unrealized foreign currency translation adjustments, net of tax benefit of $1.3, $4.6 and $5.2 for the years ended December 31, 2016, 2015 and 2014, respectively	(6.4)	(8.1)	(8.9)
Other comprehensive (loss) income	(5.2)	18.4	(34.1)
COMPREHENSIVE INCOME (LOSS)	$11.1	$(58.5)	$38.0
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2016	2015	2014
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16.3	$(76.9)	$72.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.9	66.1	55.5
Signing bonus amortization	54.0	60.4	53.8
Provision for deferred income taxes	7.5	25.6	5.5
Amortization of debt discount and debt issuance costs	3.7	2.8	3.1
Non-cash compensation and pension expense	24.5	45.3	15.2
Signing bonus payments	(34.0)	(87.3)	(93.9)
Change in other assets	1.0	27.2	(34.8)
Change in accounts payable and other liabilities	(34.5)	(29.1)	(8.3)
Other non-cash items, net	(0.2)	(0.5)	(5.9)
Net cash provided by operating activities	118.2	33.6	62.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82.8)	(109.9)	(85.8)
Cash paid for acquisitions, net of cash acquired	—	—	(11.5)
Proceeds from disposal of assets	—	0.4	0.9
Net cash used in investing activities	(82.8)	(109.5)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and debt repurchase	(30.3)	(9.8)	(9.5)
Stock repurchases	(11.7)	(0.4)	(149.7)
Contingent consideration payment	(0.7)	—	—
Proceeds from issuance of debt	—	—	129.8
Transaction costs for issuance and amendment of debt	—	—	(5.1)
Proceeds from exercise of stock options	—	—	0.4
Net cash used in financing activities	(42.7)	(10.2)	(34.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7.3)	(86.1)	(68.2)
CASH AND CASH EQUIVALENTS—Beginning of year	164.5	250.6	318.8
CASH AND CASH EQUIVALENTS—End of year	$157.2	$164.5	$250.6
Supplemental cash flow information:
Cash payments for interest	$41.6	$42.1	$41.1
Change in accrued purchases of property and equipment	(3.7)	(9.5)	2.1
Cash taxes, net	$9.5	$64.4	$6.4
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	72.1	—	—	72.1
Stock-based compensation activity	—	—	5.4	(2.3)	—	2.3	5.4
Capital contribution from Investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of shares	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Stock repurchase	—	—	—	—	—	(16.7)	(16.7)
Other comprehensive income	—	—	—	—	(34.1)	—	(34.1)
December 31, 2014	183.9	0.6	982.8	(1,144.6)	(67.1)	(138.3)	(182.7)
Net loss	—	—	—	(76.9)	—	—	(76.9)
Stock-based compensation activity	—	—	19.6	(5.3)	—	4.5	18.8
Stock repurchase	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	—	18.4	—	18.4
December 31, 2015	183.9	0.6	1,002.4	(1,226.8)	(48.7)	(134.2)	(222.8)
Net income	—	—	—	16.3	—	—	16.3
Stock-based compensation activity	—	—	17.9	(37.1)	—	34.2	15.0
Stock repurchase	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive loss	—	—	—	—	(5.2)	—	(5.2)
December 31, 2016	$183.9	$0.6	$1,020.3	$(1,247.6)	$(53.9)	$(111.7)	$(208.4)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
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
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Operations. As of December 31, 2016, the Company had only one SPE remaining with settlement assets equal to the payment service obligations of $1.7 million. As of December 31, 2015, the Company's SPEs had settlement assets equal to payment service obligations of $2.1 million.

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

The Company’s licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2016.
The following table summarizes the amount of Settlement assets and Payment service obligations as of December 31:

(Amounts in millions)	2016	2015
Settlement assets:
Settlement cash and cash equivalents	$1,365.0	$1,560.7
Receivables, net	999.4	861.4
Interest-bearing investments	1,252.1	1,062.4
Available-for-sale investments	17.8	21.1
	3,634.3	3,505.6
Payment service obligations	$(3,634.3)	$(3,505.6)
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
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Beginning balance	$9.2	$10.7	$10.7
Provision	12.9	20.4	11.1
Write-offs, net of recoveries	(10.3)	(21.9)	(11.1)
Ending balance	$11.8	$9.2	$10.7

Investments (included in settlement assets) — The Company classifies securities as interest-bearing or available-for-sale. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to 24 months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations under "Net securities gains."
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
The Company applies the cost recovery method of accounting for interest to some of the investments within the available-for-sale portfolio. The cost recovery method accounts for interest on a cash basis and deems any interest payments received as a recovery of principal, which reduces the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as investment income upon receipt. The Company applies the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its other asset-backed securities given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
Securities with gross unrealized losses as of the balance sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment, or whether it is more likely than not that we will sell an investment before recovery of its amortized cost basis. The Company evaluates all residential mortgage-backed and other asset-backed investments for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold.
Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, settlement cash and cash equivalents, investments, derivatives, payment service obligations and debt. The carrying values of cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value. The carrying value of debt is stated at amortized cost; however, for disclosure purposes the fair value is estimated. See Note 4 — Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of financial instruments.
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

Type of Asset	Useful Life
Computer hardware	3 years
Computer software	5 - 7 years
Signage	3 years
Equipment at agent locations	3 - 7 years
Office furniture and equipment	7 years
Leasehold improvements	10 years
Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and amortized over the shorter of the remaining term of the lease or 10 years.
Computer software includes acquired and internally developed software. For the years ended December 31, 2016 and 2015, software development costs of $43.7 million and $47.2 million, respectively, were capitalized. At December 31, 2016 and 2015, there were $101.1 million and $86.9 million, respectively, of unamortized software development costs included in property and equipment.
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
The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” Goodwill is tested for impairment using a fair-value based approach and is assessed at the reporting unit level. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the carrying amount of goodwill to its implied fair value. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill or intangible assets, the carrying value of the asset is reduced to the estimated fair value.
Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. Signing bonuses are viewed as incremental costs of acquiring a contract and are, therefore, capitalized and amortized over the life of the related contract. Amortization of signing bonuses on long-term contracts is recorded in “Fee and other commissions expense” in the Consolidated Statements of Operations. The carrying values of the signing bonuses are reviewed whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

•
Transaction fees consist primarily of fees earned on money transfer, money order, bill payment and official check transactions. The money transfer transaction fees vary based on the principal value of the transaction and the locations in which these money transfers originate and to which they are sent. The official check, money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product and are presented on a gross basis.

•
Foreign exchange revenue is earned from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Currency exchange spread is the difference between the exchange rate set by the Company to the consumer and the rate at which the Company or its agents are able to acquire currency. Foreign exchange revenue is recognized at the time the exchange in funds occurs and is presented on a gross basis.

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

Fee and Other Commissions Expense — The Company incurs fee commissions primarily related to our Global Funds Transfer services. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally either a fixed fee or is based on a percentage of the fee charged to the consumer. The agent initiating the transaction and the receiving agent also earn foreign exchange commissions, which are generally based on a percentage of the foreign exchange spread. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. The Company generally does not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
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

Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $65.1 million, $59.4 million and $64.7 million for 2016, 2015 and 2014, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. The expense, net of estimated forfeitures, is recognized using the straight-line method and is recorded in “Compensation and benefits” in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation." Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 12 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the period ended December 31:

(Amounts in millions)	2016	2015	2014
Basic common shares outstanding	62.3	62.1	65.3
Shares related to stock options	—	—	0.1
Shares related to restricted stock units	3.6	—	0.1
Diluted common shares outstanding	65.9	62.1	65.5
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

(Amounts in millions)	2016	2015	2014
Shares related to stock options	2.7	3.4	4.0
Shares related to restricted stock units	—	3.8	1.1
Shares excluded from the computation	2.7	7.2	5.1
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

To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•	ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•	ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•	ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

•	ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company will not be early adopting these standards and will use the cumulative effect transition method upon adoption. Based on our initial evaluation for money transfer and bill payment services provided by the Global Funds Transfer segment, the Company has determined that each of these services includes only one performance obligation to the customer and the satisfaction of that performance obligation occurs at a point in time, which is not a change from how we currently recognize revenue. The Company continues to evaluate all other impacts from these standards as they pertain to our money transfer and bill payment services and the impacts on products and services provided by our Financial Paper Products segment.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company adopted ASU 2015-07 for the fiscal year ended December 31, 2016 and applied the change retrospectively. The adoption will impact the presentation of pension plan assets measured at fair value using the net asset value per share practical expedient, which were removed from the fair value hierarchy. See Note 10 — Pension and Other Benefits for disclosure of pension plan assets. The adoption of this ASU 2015-07 did not have any impact on the Company's results of operations, financial position and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted. The Company has begun evaluating and planning for the adoption and implementation of ASU 2016-02. The impact of this ASU on the Company’s consolidated financial statements is still being evaluated.
In April 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Under the ASU, companies are allowed to withhold up to the employees' maximum statutory tax rates in the applicable jurisdictions without resulting in liability classification. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and early adoption of the amendment is permitted. The Company currently presents cash payments to tax authorities in connection with shares withheld to meet statutory tax withholdings requirements as an operating activity in its statement of cash flows and upon adoption of this ASU we will present these payments as a financing activity, which will be applied retrospectively. The Company does not expect this ASU to have significant impact on the consolidated financial statements.
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

Note 3 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which included certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. In 2015, the Company initiated other restructuring activities to further improve operational efficiencies. The 2014 Global Transformation Program and other restructuring activities included employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"). Additionally, the 2014 Global Transformation Program included certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third-party providers which are outside the scope of ASC 420. The Company completed the reorganization and restructuring activities related to the 2014 Global Transformation Program and other restructuring activities in the first half of 2016.
The following table is a roll-forward of the restructuring costs accrual as of December 31, 2016:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2015	$3.8	$—	$0.2	$4.0
Expenses	0.2	0.1	—	0.3
Cash payments	(4.0)	(0.1)	(0.2)	(4.3)
Balance, December 31, 2016	$—	$—	$—	$—
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses as of December 31, 2016:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$17.9	$3.1	$0.6	$21.6
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table summarizes the reorganization and restructuring costs recorded for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Restructuring costs in operating expenses:
Compensation and benefits	$0.2	$3.7	$14.4
Transaction and operations support	0.1	1.3	1.9
Total restructuring costs in operating expenses	0.3	5.0	16.3
Reorganization costs in operating expenses:
Compensation and benefits	—	6.8	5.0
Transaction and operations support	0.1	6.7	8.4
Occupancy, equipment and supplies	0.1	1.5	0.8
Total reorganization costs in operating expenses	0.2	15.0	14.2
Total reorganization and restructuring costs	$0.5	$20.0	$30.5

The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses by reportable segment as of December 31, 2016:

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
Assets and liabilities that are measured at fair value on a recurring basis:

•
Available-for-sale investments - For residential mortgage-backed securities issued by U.S. government agencies, fair value measures are obtained from an independent pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service measures fair value through the use of pricing models utilizing reported market quotes adjusted for observable inputs, such as market prices for comparable securities, spreads, prepayment speeds, yield curves and delinquency rates. Accordingly, these securities are classified as Level 2 financial instruments.

For other asset-backed securities, which include investments in limited partnerships, market quotes are generally not available. The Company utilizes broker quotes to measure market value, if available. Because the inputs and assumptions that brokers use to develop prices are unobservable, valuations that are based on brokers' quotes are classified as Level 3. Also, the Company uses pricing services that utilize pricing models based on market observable and unobservable data. The observable inputs include quotes for comparable securities, yield curves, default indices, interest rates, historical prepayment speeds and delinquency rates. These pricing models also apply an inactive market adjustment as a significant unobservable input. Accordingly, other asset-backed securities valued using third-party pricing models are classified as Level 3.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.2	$—	$7.2
Other asset-backed securities	—	10.6	10.6
Forward contracts	2.4	—	2.4
Total financial assets	$9.6	$10.6	$20.2
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

December 31, 2015
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$9.5	$—	$9.5
Other asset-backed securities	—	11.6	11.6
Forward contracts	0.8	—	0.8
Total financial assets	$10.3	$11.6	$21.9
Financial liabilities:
Forward contracts	$0.1	$—	$0.1
The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Beginning balance	$11.6	$12.6	$20.6
Principal paydowns	(1.2)	(0.9)	(5.7)
Change in unrealized gains	0.3	(0.1)	(1.5)
Net realized losses	(0.1)	—	(0.8)
Ending balance	$10.6	$11.6	$12.6
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2016	2015	2016	2015
Senior secured credit facility	$912.5	$858.9	$924.0	$954.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2016 and 2015.
The Company records the investments in its defined benefit pension plan ("Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common/collective trusts held by the Pension Plan’s trustee and measured using the net asset value per share practical expedient. See Note 10 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.

Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s property and equipment, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of property and equipment, goodwill and other intangible assets were recorded during 2016, 2015 and 2014.
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

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2016	2015
Cash	$1,514.5	$1,717.3
Money market securities	7.7	7.9
Cash and cash equivalents (1)	1,522.2	1,725.2
Interest-bearing investments	1,252.1	1,062.4
Available-for-sale investments	17.8	21.1
Total investment portfolio	$2,792.1	$2,808.7
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of December 31, 2016.
Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and other asset-backed securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
December 31, 2016
Residential mortgage-backed securities	$6.6	$0.6	$7.2
Other asset-backed securities	1.0	9.6	10.6
Total	$7.6	$10.2	$17.8

December 31, 2015
Residential mortgage-backed securities	$8.7	$0.8	$9.5
Other asset-backed securities	1.7	9.9	11.6
Total	$10.4	$10.7	$21.1
As of December 31, 2016 and 2015, 40% and 45%, respectively, of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.03 per dollar of par value as of December 31, 2016.

Unrealized Gains and Losses — As of December 31, 2016 and 2015, net unrealized gains, net of tax of $10.8 million and $11.1 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had no unrealized losses in its available-for-sale portfolio as of December 31, 2016 and 2015.
Gains and Losses — For 2016 and 2015, the Company had nominal net realized gains or losses. During 2014, the Company realized $45.4 million of net securities gains related to certain securities settlements previously written down to a nominal fair value. There were no other-than-temporary impairments during 2016, 2015 and 2014.
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

	2016			2015
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	12	$7.2	40%	12	$9.4	45%
Below investment grade	40	10.6	60%	42	11.7	55%
Total	52	$17.8	100%	54	$21.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2016 and 2015, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2016 and 2015: 95% used a third-party pricing service and 5% used broker quotes.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. These contracts will result in gains and losses which are reported in the "Transaction and operations support" line item in the Consolidated Statements of Operations. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following gains (losses) related to assets and liabilities denominated in foreign currencies, for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Net realized foreign currency losses	$(5.4)	$(21.3)	$(25.0)
Net gains from the related forward contracts	23.6	32.7	24.0
Net gains (losses) from foreign currency transactions and related forward contracts	$18.2	$11.4	$(1.0)

As of December 31, 2016 and 2015, the Company had $294.5 million and $295.8 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of December 31, 2016 and 2015, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2016	2015	2016	2015	2016	2015
Forward contracts	Other assets	$2.6	$1.0	$(0.2)	$(0.2)	$2.4	$0.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2016	2015	2016	2015	2016	2015
Forward contracts	Accounts payable and other liabilities	$0.3	$0.3	$(0.2)	$(0.2)	$0.1	$0.1
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

Note 7 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2016	2015
Computer hardware and software	$373.3	$338.0
Signage	85.0	87.9
Equipment at agent locations	60.5	58.0
Office furniture and equipment	28.0	29.2
Leasehold improvements	24.7	24.7
Total property and equipment	571.5	537.8
Accumulated depreciation and amortization	(370.5)	(338.1)
Total property and equipment, net	$201.0	$199.7
Depreciation and amortization expense for property and equipment for 2016, 2015 and 2014 was $76.9 million, $63.4 million, and $53.4 million, respectively.
At December 31, 2016 and 2015, there was $3.8 million and $7.5 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During both 2016 and 2014, the Company recognized a loss of $0.2 million on disposal of signage and equipment at agent locations. During 2015, the Company had a nominal loss related to disposal of its property and equipment. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 8 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance is $442.2 million as of December 31, 2016 and 2015, and all relates to the Global Funds Transfer segment. The Company performed an annual assessment of goodwill during the fourth quarter of 2016, 2015 and 2014. No impairments of goodwill were recorded in 2016, 2015 and 2014.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31:

	2016		2015
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.4	$(3.2)	$445.4	$(3.2)
Intangibles — The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2016			2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$11.1	$(6.3)	$4.8	$11.7	$(4.5)	$7.2
Non-compete agreements	1.5	(1.2)	0.3	1.6	(0.7)	0.9
Developed technology	1.1	(0.7)	0.4	1.1	(0.2)	0.9
Total intangible assets	$13.7	$(8.2)	$5.5	$14.4	$(5.4)	$9.0
Intangible asset amortization expense for 2016, 2015 and 2014 was $3.0 million, $2.7 million and $2.1 million, respectively. The estimated future intangible asset amortization expense is $2.0 million, $1.5 million, $0.6 million, $0.6 million and $0.5 million for 2017, 2018, 2019, 2020 and 2021, respectively.

Note 9 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	Effective Interest Rate	2016	2015
Senior secured credit facility due 2020	4.25%	$924.0	$954.3
Unamortized debt issuance costs and debt discount		(8.8)	(11.7)
Total debt, net		$915.2	$942.6
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

On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with BOA, as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the Term Credit Facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the Revolving Credit Facility under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the Term Credit Facility for share repurchases exclusively from affiliates of Thomas H. Lee Partners L.P. ("THL") and Goldman, Sachs & Co. ("Goldman Sachs"). The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL reducing the remaining limit for such purchases to $170.0 million. See Note 11 — Stockholders' Deficit for additional disclosure on the share repurchases.
On December 12, 2016, the Company entered into Amendment No. 2 to the 2013 Credit Agreement, dated December 12, 2016 (the "2016 Amendment"), with BOA, as administrative agent, and various lenders. The 2016 Amendment includes, but is not limited to, decreasing the aggregate Revolving Credit Facility from $150.0 million to $125.0 million from December 12, 2016 to March 27, 2018 (the remainder of the original Revolving Credit Facility term) and increasing the maximum secured leverage ratio, effective the first quarter of 2017. The 2016 Amendment also extended the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019. This 2016 Amendment was accounted for as a modification of debt in accordance with ASC Topic 470, “Debt.”
The 2013 Credit Agreement is secured by substantially all of the non-financial assets of the Company and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the 2013 Credit Agreement.
The Company may elect an interest rate under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). For the years ended December 31, 2016, 2015 and 2014, the Eurodollar rate was the effectively elected primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 100 basis points plus the applicable margins previously referred to in this paragraph.
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2016, the Company had no outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $125.0 million of availability thereunder.
Principal Payments and Debt Repurchase — During 2016, the Company made additional principal payments of $20.0 million on its Term Credit Facility and repurchased $0.5 million of its Term Credit Facility in the open market. These transactions were accounted for as a partial extinguishment of debt in accordance with ASC Topic 470, "Debt," in which the Company accelerated the expense of a pro-rata portion of debt issuance and debt discount costs related to the partially extinguished debt balance.
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
The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation as of December 31:

(Amounts in millions)	2016	2015
Cash and cash equivalents	$157.2	$164.5
Settlement assets	3,634.3	3,505.6
Total cash and cash equivalents and settlement assets	3,791.5	3,670.1
Payment service obligations	(3,634.3)	(3,505.6)
Assets in excess of payment service obligations	$157.2	$164.5
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	4.250:1
January 1, 2018 through June 30, 2018	2.25:1	4.000:1
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
At December 31, 2016, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.70 to 1.00 and our secured leverage ratio was 3.303 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in “Interest expense” on the Consolidated Statements of Operations.
The Company records debt issuance costs for its Revolving Credit Facility in Other assets on its Consolidated Balance Sheets and related amortization is recorded in "Interest expense" on the Consolidated Statements of Operations. The unamortized costs associated with the Revolving Credit Facility were $1.2 million as of December 31, 2016 and 2015.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded in “Interest expense." In 2016, the Company wrote off a nominal amount of debt discount and there were no write-offs in 2015 or 2014.
Debt Extinguishment Costs — In 2016, the Company recognized debt extinguishment costs of $0.3 million in connection with the Term Credit Facility principal payments and debt repurchase discussed above which are recorded in "Debt extinguishment costs" on the Consolidated Statements of Operations. There were no debt extinguishment costs recognized in 2015 or 2014.
Interest Paid in Cash — The Company paid $41.6 million, $42.1 million and $41.1 million of interest in 2016, 2015 and 2014, respectively.
Maturities — At December 31, 2016, debt totaling $892.1 million will mature in 2020, while debt principal totaling $31.9 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2019.

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
Supplemental Executive Retirement Plans — The Company has obligations under various supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2016, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
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
Actuarial Valuation Assumptions — The measurement date for the Company’s Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net periodic benefit expense (income):
Discount rate for benefit obligation	4.31%	4.15%	4.81%	4.32%	4.78%	4.78%	4.53%	4.82%	4.82%
Discount rate for interest cost	3.45%	4.15%	4.81%	3.32%	4.78%	4.78%	3.43%	4.82%	4.82%
Expected return on plan assets	4.66%	4.74%	5.68%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.50%	6.50%	7.00%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.75%	6.25%	6.00%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre and post-65	—	—	—	—	—	—	2024	2023	2023
Benefit obligation:
Discount rate	4.05%	4.31%	4.04%	4.11%	4.32%	4.04%	4.30%	4.53%	4.19%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.00%	6.50%	6.50%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	8.25%	7.75%	6.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2024/ 2025	2024	2023
The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. The expected return on plan assets is calculated using a calculated value of plan assets that is determined each year by adjusting the previous year's value by expected returns, benefit payments, and contributions. Asset gains and losses are reflected as equal adjustments over a three-year period. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

Actuarial gains and losses are amortized using the corridor approach, by amortizing the balance exceeding 10% of the greater of the benefit obligation or the fair value of plan assets. The amortization period is primarily based on the average remaining service life of plan participants for the Pension and the average remaining expected life of plan participants for the Postretirement Benefits. The Company estimated the interest cost components utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.
Pension Assets — The Company employs a liability-driven investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across large and small capitalized securities and international securities. Other assets, such as real estate and high yield bonds, are used to further diversify equity allocations. Fixed income securities are primarily invested in a mix of investment grade corporate bonds, government bonds, and a smaller allocation to non-investment grade debt. The Company uses a strategy to determine the allocation of return-seeking assets driven by the Pension Plan’s funded ratio. Investment risk is measured and monitored on an ongoing basis, including quarterly investment portfolio reviews and periodic liability measurements.
The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. The following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

•	Mutual fund — Measured at quoted market prices on the day of valuation. Accordingly, this investment is classified as Level 1 financial instruments.

•
Common/collective trusts — The fair values of the underlying funds in the common/collective trusts are valued based on the net asset value per share as a practical expedient. This practical expedient would not be used if it is determined to be probable that the fund will sell the investment for an amount different from the reported net asset value. See Note 2 — Summary of Significant Accounting Policies for more information on the change in presentation of investments valued using net asset value per share per ASU 2015-07.

•
Real estate — The Pension Plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated fair value of the plan’s related ownership percentage in the project based upon an appraisal of the underlying real property as of each balance sheet date. The fund investment strategy for this asset is long-term capital appreciation.

The following table is a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 1	Level 3	Total
December 31, 2016
Real estate	$—	$5.6	$5.6
Total investments in the fair value hierarchy	$—	$5.6	$5.6
Investments measured at net asset value [1]			106.6
Total financial assets			$112.2

December 31, 2015
Mutual fund	$19.0	$—	$19.0
Real estate	—	5.5	5.5
Total investments in the fair value hierarchy	$19.0	$5.5	$24.5
Investments measured at net asset value[1]			83.4
Total financial assets			$107.9
(1) Common/collective trusts investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets presented in the summary of plan assets further below.

The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plans assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2016	$106.6	Daily	15 Days

December 31, 2015	$83.4	Daily	15 Days
The Company’s Pension Plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The Company values this investment using the appraisal of underlying asset valuation technique. In 2016, the fair value of this asset remained relatively flat when compared to 2015 and was $5.6 million and $5.5 million, respectively, as of December 31, 2016 and 2015.
Plan Financial Information — Net periodic benefit expense (income) for the Pension and Postretirement Benefits includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2016	2015	2014	2016	2015	2014
Settlement charge	$—	$14.0	$—	$—	$—	$—
Interest cost	6.6	9.4	10.8	—	—	0.1
Expected return on plan assets	(5.3)	(5.8)	(7.3)	—	—	—
Amortization of net actuarial loss	5.6	8.5	6.9	0.2	0.2	0.3
Amortization of prior service cost (credit)	0.1	—	—	(0.6)	(0.6)	(0.6)
Net periodic benefit expense (income)	$7.0	$26.1	$10.4	$(0.4)	$(0.4)	$(0.2)

The following tables are a summary of the amounts recognized in other comprehensive (loss) income and net periodic benefit expense (income) for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2016
Net actuarial loss (gain)	$3.1	$(0.1)
Amortization of net actuarial loss	(5.6)	(0.2)
Amortization of prior service (cost) credit	(0.1)	0.6
Total recognized in other comprehensive (income) loss	$(2.6)	$0.3
Total recognized in net periodic benefit expense (income)	7.0	(0.4)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$4.4	$(0.1)
2015
Settlement charge	$(14.0)	$—
Net actuarial gain	(19.6)	(0.3)
Amortization of net actuarial loss	(8.5)	(0.2)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (income) loss	$(42.1)	$0.1
Total recognized in net periodic benefit expense (income)	26.1	(0.4)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$(16.0)	$(0.3)
2014
Net actuarial gain	$37.0	$0.2
Amortization of net actuarial loss	(6.9)	(0.3)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive loss	$30.1	$0.5
Total recognized in net periodic benefit expense (income)	10.4	(0.2)
Total recognized in other comprehensive loss and net periodic benefit expense (income)	$40.5	$0.3
The estimated net actuarial loss and prior service (cost) credit for the Pension that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2017 is $4.5 million ($2.8 million net of tax) and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the Postretirement Benefits that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2017 is $0.1 million ($0.1 million net of tax) and $0.4 million ($0.3 million net of tax), respectively.

The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at the beginning of the year	$203.2	$266.0	$1.0	$1.3
Settlement impact	—	(14.0)	—	—
Interest cost	6.6	9.4	—	—
Actuarial loss (gain)	4.2	(25.9)	(0.1)	(0.2)
Benefits paid	(15.0)	(32.3)	(0.1)	(0.1)
Benefit obligation at the end of the year	$199.0	$203.2	$0.8	$1.0

Change in plan assets:
Fair value of plan assets at the beginning of the year	$107.9	$141.6	$—	$—
Settlement impact	—	(14.0)	—	—
Actual return on plan assets	6.1	(0.4)	—	—
Employer contributions	13.2	13.0	0.1	0.1
Benefits paid	(15.0)	(32.3)	(0.1)	(0.1)
Fair value of plan assets at the end of the year	$112.2	$107.9	$—	$—
Unfunded status at the end of the year	$86.8	$95.3	$0.8	$1.0
In October 2016, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension benefit obligation. The unfunded status of the Pension Plan was $16.3 million and $24.6 million at December 31, 2016 and 2015, respectively, and the unfunded status of the SERPs was $70.5 million and $70.7 million at December 31, 2016 and 2015, respectively.
In January 2015, the Company announced a voluntary pension buyout whereby eligible deferred vested participants could elect to receive a lump-sum settlement of their remaining pension benefit. In June 2015, the Company paid out $31.3 million of Pension Plan assets to participants electing the settlement with a corresponding decrease in the Pension Plan liability. As a result, the Company recognized a settlement charge for the Pension Plan of $14.0 million for the year ended December 31, 2015. Additionally, the Company recognized a reduction in the projected benefit obligation for the Pension Plan of $51.0 million for the year ended December 31, 2015 due to the settlement and changes in the actuarial assumptions used to estimate the Pension Plan projected benefit obligation.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Pension and other postretirement benefits liability	$86.8	$95.3	$0.8	$1.0	$87.6	$96.3
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$44.3	$46.0	$0.5	$0.8	$44.8	$46.8
Prior service cost (credit), net of tax	0.2	0.2	(0.2)	(0.7)	—	(0.5)
Total	$44.5	$46.2	$0.3	$0.1	$44.8	$46.3
The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Benefit obligation	$128.5	$132.5	$70.5	$70.7	$0.8	$1.0
Accumulated benefit obligation	128.5	132.5	70.2	70.4	—	—
Fair value of plan assets	112.2	107.9	—	—	—	—

The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2017	2018	2019	2020	2021	2022-2026
Pension	$19.6	$16.1	$14.7	$14.5	$14.3	$64.1
Postretirement Benefits	0.1	0.1	0.1	0.1	—	0.2
Although the Company has no minimum required contribution for the Pension Plan in 2017, we expect to contribute $8.0 million to the Pension Plan in 2017. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $9.9 million in 2017.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $5.1 million, $4.4 million and $4.1 million in 2016, 2015 and 2014, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $2.0 million, $1.7 million and $2.4 million for 2016, 2015 and 2014, respectively.
Deferred Compensation Plans — During 2015, the Company dissolved the rabbi trusts associated with the deferred compensation plans. As of December 31, 2016 and 2015, the Company had a liability related to the deferred compensation plans of $0.2 million recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The Company made nominal payments in 2016 and $1.9 million in 2015 relating to the deferred compensation plans.

Note 11 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid in 2016, 2015 or 2014.
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
Series D Participating Convertible Preferred Stock — In 2011, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs which receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50% of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder which receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2016, the Company has repurchased 9,842,509 shares of common stock under this authorization and has remaining authorization to repurchase up to 2,157,491 shares.

The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
January 1, 2014	200	109	109	162,500	62,264	57,963	(4,301)
Conversion of Series D convertible shares	—	(38)	(38)	—	4,745	4,745	—
Repurchase and retirement of shares	—	—	—	—	(8,185)	(8,185)	—
Stock repurchase	—	—	—	—	—	(1,514)	(1,514)
Stock options exercised and release of restricted stock units	—	—	—	—	—	81	81
December 31, 2014	200	71	71	162,500	58,824	53,090	(5,734)
Stock repurchase	—	—	—	—	—	(49)	(49)
Release of restricted stock units	—	—	—	—	—	171	171
December 31, 2015	200	71	71	162,500	58,824	53,212	(5,612)
Stock repurchase	—	—	—	—	—	(1,565)	(1,565)
Release of restricted stock units	—	—	—	—	—	1,118	1,118
December 31, 2016	200	71	71	162,500	58,824	52,765	(6,059)
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
Upon completion of the proposed Merger entered into on January 26, 2017, as further summarized in Note 18 — Subsequent Events, the Company may recognize an expense and a corresponding increase to additional paid-in capital in regards to the Participation Agreement of approximately $17 million. As of December 31, 2016, the Company has not recognized any further liability or expense as the Merger is still pending with various conditions to be satisfied. Additionally, there were no payments under the Walmart Participation Agreement for the years ended December 31, 2016 or 2015. As a result of the transactions occurring on April 2, 2014 described below, the Company recognized expense and a corresponding increase to additional paid-in capital of approximately $0.6 million for the year ended December 31, 2014 as a result of the Walmart Participation Agreement.
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
Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2016	2015
Net unrealized gains on securities classified as available-for-sale, net of tax	$10.8	$11.1
Cumulative foreign currency translation adjustments, net of tax	(19.9)	(13.5)
Pension and Postretirement Benefits adjustments, net of tax	(44.8)	(46.3)
Accumulated other comprehensive loss	$(53.9)	$(48.7)

The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during 2016, 2015 and 2014:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2014	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive loss before amortization	(0.2)	(8.9)	(23.2)	(32.3)
Amounts reclassified from accumulated other comprehensive loss	(5.9)	—	4.1	(1.8)
Net current period other comprehensive loss	(6.1)	(8.9)	(19.1)	(34.1)
December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before amortization	1.3	(8.1)	12.7	5.9
Amounts reclassified from accumulated other comprehensive (loss) income	(1.4)	—	13.9	12.5
Net current period other comprehensive (loss) income	(0.1)	(8.1)	26.6	18.4
December 31, 2015	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive income (loss) before reclassification	—	(6.4)	(1.9)	(8.3)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.3)	—	3.4	3.1
Net current period other comprehensive (loss) income	(0.3)	(6.4)	1.5	(5.2)
December 31, 2016	$10.8	$(19.9)	$(44.8)	$(53.9)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2016	2015	2014	Statement of Operations Location
Change in net unrealized gains on securities classified as available-for-sale, before tax	$(0.4)	$(1.4)	$(5.7)	"Investment revenue"
Tax expense (benefit)	0.1	—	(0.2)
Total, net of tax	$(0.3)	$(1.4)	$(5.9)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$(0.5)	$(0.6)	$(0.6)	"Compensation and benefits"
Amortization of net actuarial loss	5.8	8.7	7.2	"Compensation and benefits"
Settlement charge	—	14.0	—	"Compensation and benefits"
Total before tax	5.3	22.1	6.6
Tax benefit, net	(1.9)	(8.2)	(2.5)
Total, net of tax	$3.4	$13.9	$4.1

Total reclassified for the period, net of tax	$3.1	$12.5	$(1.8)

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2016, the Company has remaining authorization to issue future grants of up to 3,836,375 shares.
The calculated fair value of share-based awards is recognized as compensation cost using the straight-line method over the vesting or service period in the Company’s financial statements. Stock-based compensation is recognized only for those options and restricted stock units expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.
The following table is a summary of the Company's stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Expense recognized related to stock options	$2.8	$4.6	$6.2
Expense recognized related to restricted stock units	15.1	15.0	(0.8)
Stock-based compensation expense	$17.9	$19.6	$5.4
Stock Options —Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
There were no options granted in 2016 or 2015. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options issued were either time based, vesting over a four-year period, or performance based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for time-based and performance-based tranches. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the year ended December 31:

2014
Expected dividend yield(1)	0.0%
Expected volatility(2)	64.6%-68.2%
Risk-free interest rate(3)	1.1% - 2.1%
Expected life(4)	6.0 - 6.3 years
Weighted-average grant-date fair value per option	$10.99

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

The following table is a summary of the Company’s stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2015	3,092,581	$19.20	5.2 years	$—
Forfeited/Expired	(607,120)	24.01
Options outstanding at December 31, 2016	2,485,461	$18.02	4.0 years	$—
Vested or expected to vest at December 31, 2016	2,479,393	$18.02	3.9 years	$—
Options exercisable at December 31, 2016	2,255,940	$18.12	3.7 years	$—
The following table is a summary of the Company's stock option compensation information during the years ended December 31:

(Amounts in millions)	2016	2015	2014
Intrinsic value of options exercised	$—	$—	$0.1
Unrecognized stock option expense	$0.6
Remaining weighted-average vesting period	0.3 years
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

During 2015, the Company issued performance-based restricted stock units, which are subject to a one-year performance period, based on annual Adjusted EBITDA and Digital revenue for the fiscal year 2015. Under the terms of the restricted stock units agreement granted in 2015, the number of restricted stock units that will vest is determined based on the extent to which the performance goals are achieved. Under the terms of the grant, 50% of the restricted stock units granted will vest for threshold performance and 100% of the restricted stock units granted will vest for the achievement of the annual Adjusted EBITDA and Digital revenue at target. Upon achievement of the performance goal, each award vests ratably over a three-year period from the grant date. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
During 2014, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting, based on average annual Adjusted EBITDA growth and Digital revenue growth during the applicable performance period (2014 - 2016). Under the terms of the restricted stock units granted in 2014, the number of restricted stock units that will vest is determined based on the extent to which the performance goals are achieved. Under the terms of the grant, 50% of the restricted stock units granted will vest for threshold performance and 100% of the restricted stock units granted will vest for the achievement of average annual Adjusted EBITDA and Digital revenue at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
In the fourth quarter of 2014, the Company deemed the performance metrics for the 2011 and 2012 performance-based restricted stock units not probable of being attained. As such, the Company reversed $1.2 million of stock-based compensation expense. Also, in the fourth quarter of 2014, the Company deemed the performance metrics for the annual performance-based restricted stock units granted in 2013 and 2014 and the one-time contingent performance-based restricted stock units not probable of being attained. As such, the Company reversed $9.0 million of stock-based compensation expense. In addition, the Company materially modified certain terms of the above mentioned performance-based restricted stock units. The Company accounted for this as a modification of awards, treating the exchange as a cancellation of the original awards accompanied by the concurrent grant of replacement awards. The terms under certain 2013 annual restricted stock unit awards were modified to time-based restricted stock units and the performance metrics associated with the one-time contingent performance-based restricted stock unit awards were modified to exclude U.S. to U.S. walk-in revenue from the performance goal. Each award remains subject to three-year cliff vesting. The terms under certain of the 2014 annual awards, which are subject to three-year cliff vesting, were modified to exclude annual Adjusted EBITDA growth as a performance metric. The modified 2014 annual awards will only use average annual adjusted Digital revenue growth as a performance target during the applicable performance period. The modifications to these awards affected 389 employees.
The incremental compensation cost of $4.2 million was measured as the excess of the fair value of the replacement award over the fair value of the original award immediately before the modification date. The incremental costs will be amortized over the remaining term of the exchanged restricted stock unit award.
For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. As of December 31, 2016, the Company believes it is probable that it will achieve the performance goals between the threshold and target levels for the 2016 and 2014 restricted stock units. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2016:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2015	4,162,568	$10.68	1.0 year	$26.1
Granted	3,030,548	5.13
Vested and converted to shares	(1,678,148)	9.46
Forfeited	(884,930)	9.67
Restricted stock units outstanding at December 31, 2016	4,630,038	$7.68	0.9 years	$54.7

The following table is a summary of the Company's restricted stock and restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Fair value of restricted stock units vested during the year	$15.9	$6.3	$1.5
As of December 31, 2016, the Company’s outstanding restricted stock units had unrecognized compensation expense of $14.1 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals.

Note 13 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2016	2015	2014
U.S.	$29.3	$(45.2)	$66.4
Foreign	13.8	16.1	6.2
Income (loss) before income taxes	$43.1	$(29.1)	$72.6
Foreign income consists of income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Current:
Federal	$5.2	$17.7	$(10.3)
State	1.8	(0.5)	1.5
Foreign	12.3	5.0	3.8
Current income tax expense (benefit)	19.3	22.2	(5.0)
Deferred income tax expense	7.5	25.6	5.5
Income tax expense	$26.8	$47.8	$0.5
As of December 31, 2016, the Company had a tax payable of $27.7 million recorded in “Accounts payable and other liabilities” and a tax receivable of $4.7 million recorded in the “Other assets” on the Consolidated Balance Sheets. As of December 31, 2015, the Company had a tax payable of $16.9 million recorded in “Accounts payable and other liabilities” and a tax receivable of $6.3 million recorded in the "Other assets" on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax expense (benefit) at statutory rates to the actual income tax expense for the years ended in December 31:

(Amounts in millions)	2016	2015	2014
Income tax expense (benefit) at statutory federal income tax rate	$15.1	$(10.2)	$25.4
Tax effect of:
State income tax, net of federal income tax effect	0.6	(0.6)	1.5
Valuation allowance	(0.8)	(1.0)	(13.0)
International taxes	(1.4)	1.1	0.5
Net permanent difference	0.6	1.2	1.5
Change in tax reserve	9.1	(8.8)	(20.3)
Stock-based compensation	3.8	3.4	6.0
Effect of U.S. Tax Court decision	—	64.4	—
Other	(0.2)	(1.7)	(1.1)
Income tax expense	$26.8	$47.8	$0.5

In 2016, the Company recognized a tax expense of $26.8 million on pre-tax income of $43.1 million, primarily due to a tax settlement reached with the Internal Revenue Service ("IRS") on the matter discussed below and the reversal of tax benefits on share-based compensation.
In 2015, the Company recognized a tax expense of $47.8 million on pre-tax loss of $29.1 million, primarily resulting from the decision of the U.S. Tax Court during the first quarter of 2015 related to the IRS matter discussed in more detail below.
In 2014, the Company recognized a tax expense of $0.5 million on pre-tax income of $72.6 million, resulting from reductions of uncertain tax positions of prior years and the tax treatment of the net securities gains which were partially offset by the reversal of tax benefits on share-based compensation.
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2016	2015
Deferred tax assets:
Basis difference in revalued investments	$101.6	$101.5
Tax loss carryovers	34.3	35.8
Tax credit carryovers	39.2	31.7
Postretirement benefits and other employee benefits	29.8	29.1
Bad debt and other reserves	4.2	4.3
Other	8.8	13.7
Valuation allowance	(124.2)	(125.8)
Total deferred tax assets	93.7	90.3
Deferred tax liability:
Depreciation and amortization	(100.8)	(92.0)
Total deferred tax liability	(100.8)	(92.0)
Net deferred tax liability	$(7.1)	$(1.7)
As of December 31, 2016, net deferred tax asset positions of $4.4 million were included in “Other assets” and net deferred tax liability positions of $11.5 million were included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2015, net deferred tax asset positions of $5.1 million were reflected in "Other assets" and net deferred tax liability positions of $6.8 million were included in "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The valuation allowance as of December 31, 2016 and 2015 relates primarily to basis differences in revalued investments, capital loss carryovers and, to a smaller extent, certain foreign tax loss carryovers.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2016:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2017 - 2021	$56.8
U.S. net operating loss carry-forwards	2021 - 2036	$10.9
U.S. tax credit carry-forwards	2023 - 2036	$18.8
U.S. federal minimum tax credit carry-forwards	Indefinite	$20.4
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S., state and local income tax examinations for years prior to 2011. The U.S. federal income tax filings are subject to audit for fiscal years 2014 through 2016.
The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings.

The Tax Court's January 2015 decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $17.5 million on amounts that have previously been accrued.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement. In April 2016, the Company entered into a settlement agreement with the IRS allowing a deduction of $39.3 million. As of December 31, 2016, the Company had fully settled this matter with $21.2 million of existing deferred tax assets and $0.5 million of cash after recognizing an additional $7.7 million of Income tax expense for the year ended December 31, 2016. The state tax liabilities related to the federal settlement have yet to be settled due to the pending implications of the security losses.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Beginning balance	$30.5	$31.7	$52.0
Additions based on tax positions related to prior years	11.2	8.3	0.3
Additions based on tax positions related to current year	4.6	0.2	2.7
Settlements with cash or attributes	(21.4)	—	—
Reductions for tax positions of prior years and other	(0.7)	(9.7)	(23.3)
Ending balance	$24.2	$30.5	$31.7
As of December 31, 2016, 2015 and 2014, the liability for unrecognized tax benefits was $24.2 million, $30.5 million and $31.7 million, respectively, exclusive of interest and penalties. For 2016, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $16.7 million. For 2015 and 2014, all of the unrecognized tax benefits could impact the effective tax rate if recognized. The significant increases and decreases in 2016 were related to an increase in foreign taxes and the IRS settlement with respect to the U.S. DOJ matter as discussed above. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Consolidated Statements of Operations. The Company recorded $2.4 million, $1.9 million and $0.5 million in interest and penalties in its Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, the Company had a total of $6.4 million and $4.5 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." The Company’s interest and penalties accrual as of December 31, 2016 was impacted by $0.5 million of payments related to the settlement of the U.S. DOJ matter. As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2016, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2016 and 2015, a deferred tax liability of $5.2 million and $4.6 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 14 — Commitments and Contingencies

Leases — The Company has various non-cancelable operating and capital leases for buildings, equipment and vehicles that terminate through 2026. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. The deferred rent relating to these incentives was an asset of $0.2 million and a liability of $0.2 million at December 31, 2016 and 2015, respectively.
The following table is a summary of rent expense under our leases for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Rent expense	$16.4	$17.8	$18.0
Sublease agreements	—	(1.0)	(1.1)
Rent expense under leases	$16.4	$16.8	$16.9
The following table is a summary of the future minimum rental payments for all non-cancelable leases with an initial term of more than one year at December 31, 2016:

(Amounts in millions)	Future Minimum Lease Payments
2017	$13.9
2018	12.5
2019	11.5
2020	10.5
2021	7.3
Thereafter	5.2
Total	$60.9
Letters of Credit — At December 31, 2016, the Company had no outstanding letters of credit. These letters of credit would reduce the amount available under the Revolving Credit Facility.
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
As of December 31, 2016, the liability for minimum commission guarantees was $1.0 million and the maximum amount that could be paid under the minimum commission guarantees was $2.9 million over a weighted-average remaining term of 1.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid in 2016 and 2015 were $2.4 million and $0.2 million, respectively, or 80% and 6%, respectively, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2016, the total amount of unfunded commitments related to these agreements was $0.3 million.

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $1.2 million and $16.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. A credit of $0.6 million was recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations during 2016 due to the reversal of certain legal settlement accruals. A charge of $2.4 million and $12.8 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during 2015 and 2014, respectively, for legal proceedings.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Class Action Securities Litigation — On March 13, 2017, a putative securities class action lawsuit was filed in the United States District Court for the District of Delaware against MoneyGram, all of its directors, certain of its executive officers, Alipay (UK) Limited, Alipay (Hong Kong) Limited, Matrix Acquisition Corp., and Ant Financial Services Group. The plaintiff, a MoneyGram stockholder, challenges the Merger and the disclosures made in connection with the Merger. The lawsuit alleges violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder due to allegedly material and misleading omissions in the preliminary proxy statement filed in connection with the Merger. The lawsuit also alleges that the Merger Agreement is unfair to MoneyGram’s stockholders, resulted from an inadequate process, and contains terms that will supposedly deter third parties from making alternative offers. The plaintiff seeks to enjoin the Merger and to recover damages, costs, and attorneys’ fees in unspecified amounts.  The plaintiff has not yet served the defendants, and the defendants’ date to answer, move to dismiss, or otherwise respond to the lawsuit has not yet been set. The Company believes that the claims are without merit and intends to vigorously defend itself against the lawsuit.
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
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We have notified OFAC of the ongoing internal investigation, which is being conducted in conjunction with the Company's outside counsel. If any violations are confirmed as part of our investigation, we could be subject to fines or penalties.

Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of December 31, 2016. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $17.5 million on amounts that have previously been accrued.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money orders to consumers through retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Walmart is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. In 2016, 2015 and 2014, Walmart accounted for 18%, 19% and 22% of total revenue, respectively.
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
All operating expenses that have not been classified in the above segments are reported as "Other." These unallocated expenses in 2016 include $2.6 million of legal expenses, severance and related costs of $4.7 million, Pension and Postretirement Benefits net periodic benefit expense of $6.6 million and other net corporate costs of $12.0 million. Unallocated expenses in 2015 include $5.2 million of legal expenses, Pension and Postretirement Benefits net periodic benefit expense of $25.7 million and other net corporate costs of $2.5 million. Unallocated expenses in 2014 include $16.4 million of legal expenses related to the state Civil Investigative Demands accrual and other legal matters, as well as Pension and Postretirement Benefits net periodic benefit expense of $10.2 million and other net corporate costs of $5.5 million.

The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Global Funds Transfer revenue
Money transfer revenue	$1,456.2	$1,367.1	$1,370.0
Bill payment revenue	97.5	98.7	100.1
Total Global Funds Transfer revenue	1,553.7	1,465.8	1,470.1
Financial Paper Products revenue
Money order revenue	50.8	51.0	54.1
Official check revenue	24.8	22.3	26.2
Total Financial Paper Products revenue	75.6	73.3	80.3
Other revenue	1.1	—	—
Total revenue	$1,630.4	$1,539.1	$1,550.4

The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Global Funds Transfer operating income	$95.8	$31.7	$75.4
Financial Paper Products operating income	18.5	17.9	28.1
Total segment operating income	114.3	49.6	103.5
Other operating loss	(25.9)	(33.4)	(32.1)
Total operating income	88.4	16.2	71.4
Interest expense	(45.0)	(45.3)	(44.2)
Debt extinguishment costs	(0.3)	—	—
Net securities gains	—	—	45.4
Income (loss) before income taxes	$43.1	$(29.1)	$72.6
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Global Funds Transfer	$71.8	$60.4	$50.8
Financial Paper Products	7.4	5.5	4.4
Other	0.7	0.2	0.3
Total depreciation and amortization	$79.9	$66.1	$55.5
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2016	2015	2014
Global Funds Transfer	$68.2	$70.1	$71.2
Financial Paper Products	10.9	30.3	16.7
Total capital expenditures	$79.1	$100.4	$87.9

Total assets by segment - Settlement assets, as defined in Note 2 - Summary of Significant Accounting Policies, are allocated based on the corresponding payment service obligations that are specifically identified to each reporting segment. Property and equipment is specifically identified to both reporting segments with the exception of certain software, most of which is jointly used and allocated to each segment. There is an immaterial amount of software used for corporate purposes. The net carrying value of goodwill and intangibles all relates to the Global Funds Transfer segment as further summarized in Note 8 - Goodwill and Intangible Assets. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to each reporting segment are reported as "Other.” These assets primarily include reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 9 - Debt, and various other corporate assets. The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2016	2015
Global Funds Transfer	$2,213.9	$1,982.0
Financial Paper Products	2,198.3	2,326.4
Other	185.2	196.8
Total assets	$4,597.4	$4,505.2
Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2016, 2015 and 2014. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2016	2015	2014
U.S.	$865.8	$829.7	$866.9
International	764.6	709.4	683.5
Total revenue	$1,630.4	$1,539.1	$1,550.4

Note 16 — Correction of Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Subsequent to the issuance of the Company's 2015 financial statements, the Company's management determined that there was an immaterial error in the historical presentation of the foreign exchange revenue on a net basis. As a result, Fee and other revenue and Fee and other commissions expense have been restated from the amounts previously reported to correct the presentation of foreign exchange revenue from a net presentation to a gross presentation in our Consolidated Statements of Operations. The correction was an increase in previously reported Fee and other revenue and Fee and other commissions expense. This correction has no impact on our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows or Consolidated Statements of Stockholders' Deficit.

The effects of the corrections on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31, 2015
(Amounts in millions)	As Previously Reported	Correction	As Corrected
REVENUE
Fee and other revenue	$1,422.6	$104.4	$1,527.0
Total revenue	1,434.7	104.4	1,539.1
EXPENSES
Fee and other commissions expense	$655.4	$104.4	$759.8
Total commissions expense	656.2	104.4	760.6
Total operating expenses	1,418.5	104.4	1,522.9

OPERATING INCOME	$16.2	$—	$16.2

	For the Year Ended December 31, 2014
(Amounts in millions)	As Previously Reported	Correction	As Corrected
REVENUE
Fee and other revenue	$1,438.4	$95.5	$1,533.9
Total revenue	1,454.9	95.5	1,550.4
EXPENSES
Fee and other commissions expense	$666.0	$95.5	$761.5
Total commissions expense	666.4	95.5	761.9
Total operating expenses	1,383.5	95.5	1,479.0

OPERATING INCOME	$71.4	$—	$71.4
The effects of the corrections on the segment financial results as presented in Note 15 — Segment Information for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31, 2015
(Amounts in millions)	As Previously Reported	Correction	As Corrected
Global Funds Transfer results:
Money transfer revenue	$1,262.7	$104.4	$1,367.1
Global Funds Transfer revenue	1,361.4	104.4	1,465.8

Revenue by major geographic area:
U.S.	$823.3	$6.4	$829.7
International	611.4	98.0	709.4
Total revenue	$1,434.7	$104.4	$1,539.1

	For the Year Ended December 31, 2014
(Amounts in millions)	As Previously Reported	Correction	As Corrected
Global Funds Transfer results:
Money transfer revenue	$1,274.5	$95.5	$1,370.0
Global Funds Transfer revenue	1,374.6	95.5	1,470.1

Revenue by major geographic area:
U.S.	$861.2	$5.7	$866.9
International	593.7	89.8	683.5
Total revenue	$1,454.9	$95.5	$1,550.4
The 2015 and 2014 Condensed Consolidating Statements of Operations in Note 19 have also been corrected to reflect the above immaterial restatement.

Note 17 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly (loss) earnings per common share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis. The quarterly financial information for 2016 and 2015 has been immaterially restated, where applicable. See Note 16 — Correction of Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014 for more information on the restatement.
2016 Fiscal Quarters:

(Amounts in millions, except per share data)	First			Second			Third			Fourth
	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected	As Previously Reported	Corrected	As Corrected
Total revenue	$358.4	$28.7	$387.1	$383.7	$30.6	$414.3	$383.1	$29.7	$412.8	$416.2
Total operating expenses	335.3	28.7	364.0	367.5	30.6	398.1	356.9	29.7	386.6	393.3
Operating income	23.1	—	23.1	16.2	—	16.2	26.2	—	26.2	22.9
Total other expenses, net	11.3	—	11.3	11.2	—	11.2	11.3	—	11.3	11.5
Income before income taxes	$11.8	$—	$11.8	$5.0	$—	$5.0	$14.9	$—	$14.9	$11.4
Net (loss) income	$(4.2)	$—	$(4.2)	$3.1	$—	$3.1	$10.2	$—	$10.2	$7.2
(Loss) earnings per common share
Basic	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$0.16	$—	$0.16	$0.12
Diluted	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$0.15	$—	$0.15	$0.11

2015 Fiscal Quarters:

(Amounts in millions, except per share data)	First			Second (1)			Third			Fourth
	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Total revenue	$330.6	$22.9	$353.5	$358.8	$26.4	$385.2	$368.6	$27.2	$395.8	$376.7	$27.9	$404.6
Total operating expenses	328.9	22.9	351.8	374.5	26.4	400.9	352.0	27.2	379.2	363.1	27.9	391.0
Operating income (loss)	1.7	—	1.7	(15.7)	—	(15.7)	16.6	—	16.6	13.6	—	13.6
Total other expenses, net	11.1	—	11.1	11.4	—	11.4	11.2	—	11.2	11.6	—	11.6
(Loss) income before income taxes	$(9.4)	$—	$(9.4)	$(27.1)	$—	$(27.1)	$5.4	$—	$5.4	$2.0	$—	$2.0
Net (loss) income	$(72.0)	$—	$(72.0)	$(12.4)	$—	$(12.4)	$4.9	$—	$4.9	$2.6	$—	$2.6
(Loss) earnings per common share
Basic	$(1.16)	$—	$(1.16)	$(0.20)	$—	$(0.20)	$0.08	$—	$0.08	$0.04	$—	$0.04
Diluted	$(1.16)	$—	$(1.16)	$(0.20)	$—	$(0.20)	$0.08	$—	$0.08	$0.04	$—	$0.04

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

Note 18 — Subsequent Events

On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Alipay (UK) Limited, a United Kingdom limited company (“Parent”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and, solely for purposes of certain specified provisions in the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with stockholders of MoneyGram receiving $13.25 per share in cash. Following the Merger, the Company will be a wholly owned subsidiary of Parent. The Merger Agreement contains certain termination rights for the parties, including the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by January 26, 2018 (the “end date”); provided, that either Parent or the Company may extend the end date until April 19, 2018, if necessary to obtain required approvals with respect to money transmitter licenses, if, at the end date, all of the other conditions to closing are satisfied. The terms of the Merger Agreement did not impact the Company’s consolidated financial statements as of and for the year ended December 31, 2016.
On March 14, 2017, the Company received an unsolicited proposal from Euronet Worldwide, Inc. to acquire all of the outstanding shares of our common stock and D Stock for $15.20 per share in cash on an as-converted basis. Consistent with its fiduciary duties, the Company’s Board of Directors, in consultation with its legal and financial advisors, will carefully review and consider the proposal to determine the course of action that it believes is in the best interests of the Company and its stockholders.

Note 19 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015, along with Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$128.8	$28.4	$—	$157.2
Settlement assets	—	3,504.7	129.6	—	3,634.3
Property and equipment, net	—	184.3	16.7	—	201.0
Goodwill	—	315.3	126.9	—	442.2
Other assets	36.0	146.0	39.4	(58.7)	162.7
Equity investments in subsidiaries	879.1	232.3	—	(1,111.4)	—
Intercompany receivables	—	155.1	51.3	(206.4)	—
Total assets	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,525.4	$108.9	$—	$3,634.3
Debt, net	915.2	—	—	—	915.2
Pension and other postretirement benefits	—	87.6	—	—	87.6
Accounts payable and other liabilities	1.9	174.4	51.1	(58.7)	168.7
Intercompany liabilities	206.4	—	—	(206.4)	—
Total liabilities	1,123.5	3,787.4	160.0	(265.1)	4,805.8
Total stockholders’ (deficit) equity	(208.4)	879.1	232.3	(1,111.4)	(208.4)
Total liabilities and stockholders’ (deficit) equity	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,569.7	$417.9	$(375.2)	$1,612.4
Investment revenue	—	18.0	—	—	18.0
Total revenue	—	1,587.7	417.9	(375.2)	1,630.4
EXPENSES
Fee and other commissions expense	—	770.7	219.7	(197.3)	793.1
Investment commissions expense	—	2.5	—	—	2.5
Total commissions expense	—	773.2	219.7	(197.3)	795.6
Compensation and benefits	—	196.0	99.1	—	295.1
Transaction and operations support	2.0	427.3	58.1	(177.9)	309.5
Occupancy, equipment and supplies	—	45.7	16.2	—	61.9
Depreciation and amortization	—	67.4	12.5	—	79.9
Total operating expenses	2.0	1,509.6	405.6	(375.2)	1,542.0
OPERATING (LOSS) INCOME	(2.0)	78.1	12.3	—	88.4
Other expenses
Interest expense	45.0	—	—	—	45.0
Debt extinguishment costs	0.3	—	—	—	0.3
Total other expenses	45.3	—	—	—	45.3
(Loss) income before income taxes	(47.3)	78.1	12.3	—	43.1
Income tax (benefit) expense	(16.5)	46.4	(3.1)	—	26.8
(Loss) income after income taxes	(30.8)	31.7	15.4	—	16.3
Equity income in subsidiaries	47.1	15.4	—	(62.5)	—
NET INCOME	16.3	47.1	15.4	(62.5)	16.3
TOTAL OTHER COMPREHENSIVE LOSS	(5.2)	(5.2)	(34.3)	39.5	(5.2)
COMPREHENSIVE INCOME (LOSS)	$11.1	$41.9	$(18.9)	$(23.0)	$11.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43.4)	$140.0	$21.6	$—	$118.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(74.0)	(8.8)	—	(82.8)
Intercompany investments	—	(12.6)	(58.7)	71.3	—
Dividend from subsidiary guarantors	70.7	—	—	(70.7)	—
Capital contributions to non-guarantors	—	(0.1)	—	0.1	—
Net cash provided by (used in) investing activities	70.7	(86.7)	(67.5)	0.7	(82.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(30.3)	—	—	—	(30.3)
Stock repurchases	(11.7)	—	—	—	(11.7)
Dividend to parent	—	(70.7)	—	70.7	—
Intercompany financings	12.6	58.7	—	(71.3)	—
Payment of contingent consideration	—	(0.7)	—	—	(0.7)
Capital contributions from subsidiary guarantors	—	—	0.1	(0.1)	—
Net cash (used in) provided by financing activities	(29.4)	(12.7)	0.1	(0.7)	(42.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.1)	40.6	(45.8)	—	(7.3)
CASH AND CASH EQUIVALENTS—Beginning of year	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of year	$—	$128.8	$28.4	$—	$157.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$88.2	$74.2	$—	$164.5
Settlement assets	—	3,424.1	81.5	—	3,505.6
Property and equipment, net	—	179.0	20.7	—	199.7
Goodwill	—	315.3	126.9	—	442.2
Other assets	27.0	168.5	36.4	(38.7)	193.2
Equity investments in subsidiaries	885.5	215.8	—	(1,101.3)	—
Intercompany receivables	6.3	201.2	—	(207.5)	—
Total assets	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.3	$43.3	$—	$3,505.6
Debt, net	942.6	—	—	—	942.6
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	1.0	148.0	73.2	(38.7)	183.5
Intercompany liabilities	200.1	—	7.4	(207.5)	—
Total liabilities	1,143.7	3,706.6	123.9	(246.2)	4,728.0
Total stockholders’ (deficit) equity	(222.8)	885.5	215.8	(1,101.3)	(222.8)
Total liabilities and stockholders’ (deficit) equity	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,492.1	$419.8	$(384.9)	$1,527.0
Investment revenue	—	12.0	0.1	—	12.1
Total revenue	—	1,504.1	419.9	(384.9)	1,539.1
EXPENSES
Fee and other commissions expense	—	737.2	225.9	(203.3)	759.8
Investment commissions expense	—	0.8	—	—	0.8
Total commissions expense	—	738.0	225.9	(203.3)	760.6
Compensation and benefits	—	211.7	97.4	—	309.1
Transaction and operations support	1.4	451.3	53.8	(181.7)	324.8
Occupancy, equipment and supplies	—	54.7	18.1	(10.5)	62.3
Depreciation and amortization	—	53.5	12.6	—	66.1
Total operating expenses	1.4	1,509.2	407.8	(395.5)	1,522.9
OPERATING (LOSS) INCOME	(1.4)	(5.1)	12.1	10.6	16.2
Other expenses (income)
Interest expense	45.3	—	—	—	45.3
Other income	—	—	(10.6)	10.6	—
Total other expenses (income), net	45.3	—	(10.6)	10.6	45.3
(Loss) income before income taxes	(46.7)	(5.1)	22.7	—	(29.1)
Income tax (benefit) expense	(16.4)	56.3	7.9	—	47.8
(Loss) income after income taxes	(30.3)	(61.4)	14.8	—	(76.9)
Equity (loss) income in subsidiaries	(46.6)	14.8	—	31.8	—
NET (LOSS) INCOME	(76.9)	(46.6)	14.8	31.8	(76.9)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18.4	11.8	(20.4)	8.6	18.4
COMPREHENSIVE LOSS	$(58.5)	$(34.8)	$(5.6)	$40.4	$(58.5)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(65.7)	$149.6	$(50.3)	$—	$33.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(96.5)	(13.4)	—	(109.9)
Proceeds from disposal of assets	—	0.4	—	—	0.4
Intercompany investments	28.3	21.0	—	(49.3)	—
Dividend from subsidiary guarantors	47.6	—	—	(47.6)	—
Capital contributions to non-guarantors	—	(2.4)	—	2.4	—
Net cash provided by (used in) by investing activities	75.9	(77.5)	(13.4)	(94.5)	(109.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on debt	(9.8)	—	—	—	(9.8)
Stock repurchases	(0.4)	—	—	—	(0.4)
Intercompany financings	—	(28.3)	(21.0)	49.3	—
Dividend to parent	—	(47.6)	—	47.6	—
Capital contributions from subsidiary guarantors	—	—	2.4	(2.4)	—
Net cash used in financing activities	(10.2)	(75.9)	(18.6)	94.5	(10.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(3.8)	(82.3)	—	(86.1)
CASH AND CASH EQUIVALENTS—Beginning of year	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of year	$2.1	$88.2	$74.2	$—	$164.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,639.9	$338.2	$(444.2)	$1,533.9
Investment revenue	—	16.3	0.2	—	16.5
Total revenue	—	1,656.2	338.4	(444.2)	1,550.4
EXPENSES
Fee and other commissions expense	—	895.4	165.2	(299.1)	761.5
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	895.8	165.2	(299.1)	761.9
Compensation and benefits	—	193.5	81.5	—	275.0
Transaction and operations support	3.1	414.8	59.4	(145.1)	332.2
Occupancy, equipment and supplies	—	40.5	13.9	—	54.4
Depreciation and amortization	—	42.1	13.4	—	55.5
Total operating expenses	3.1	1,586.7	333.4	(444.2)	1,479.0
OPERATING (LOSS) INCOME	(3.1)	69.5	5.0	—	71.4
Other expenses (income)
Net securities gains	—	(45.4)	—	—	(45.4)
Interest expense	44.2	—	—	—	44.2
Total other expenses (income), net	44.2	(45.4)	—	—	(1.2)
(Loss) income before income taxes	(47.3)	114.9	5.0	—	72.6
Income tax (benefit) expense	(16.6)	15.4	1.7	—	0.5
(Loss) income after income taxes	(30.7)	99.5	3.3	—	72.1
Equity income in subsidiaries	102.8	3.3	—	(106.1)	—
NET INCOME	72.1	102.8	3.3	(106.1)	72.1
TOTAL OTHER COMPREHENSIVE LOSS	(34.1)	(34.1)	(18.6)	52.7	(34.1)
COMPREHENSIVE INCOME (LOSS)	$38.0	$68.7	$(15.3)	$(53.4)	$38.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27.4)	$48.3	$41.4	$—	$62.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(69.0)	(16.8)	—	(85.8)
Cash paid for acquisitions, net of cash acquired	—	(3.7)	(7.8)	—	(11.5)
Proceeds from disposal of assets	—	0.9	—	—	0.9
Intercompany investments	11.2	(47.5)	—	36.3	—
Dividend from subsidiary guarantors	50.7	—	—	(50.7)	—
Net cash provided by (used in) investing activities	61.9	(119.3)	(24.6)	(14.4)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transaction costs for issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Principle payments on debt	(9.5)	—	—	—	(9.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Stock repurchases	(149.7)	—	—	—	(149.7)
Intercompany financings	—	(11.2)	47.5	(36.3)	—
Dividend to parent	—	(50.7)	—	50.7	—
Net cash (used in) provided by financing activities	(34.1)	(61.9)	47.5	14.4	(34.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(132.9)	64.3	—	(68.2)
CASH AND CASH EQUIVALENTS—Beginning of year	1.7	224.9	92.2	—	318.8
CASH AND CASH EQUIVALENTS—End of year	$2.1	$92.0	$156.5	$—	$250.6