Form 10-Q
period 2017-03-31
MONEYGRAM INTERNATIONAL INC
filed 2017-05-05
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2017

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
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 3, 2017, 54,022,994 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$127.4	$157.2
Settlement assets	3,492.9	3,634.3
Property and equipment, net	204.8	201.0
Goodwill	442.2	442.2
Other assets	170.2	162.7
Total assets	$4,437.5	$4,597.4

LIABILITIES
Payment service obligations	$3,492.9	$3,634.3
Debt, net	913.4	915.2
Pension and other postretirement benefits	79.6	87.6
Accounts payable and other liabilities	150.9	168.7
Total liabilities	4,636.8	4,805.8

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2017 and December 31, 2016	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at March 31, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	1,024.3	1,020.3
Retained loss	(1,283.5)	(1,247.6)
Accumulated other comprehensive loss	(50.9)	(53.9)
Treasury stock: 4,856,901 and 6,058,856 shares at March 31, 2017 and December 31, 2016, respectively	(73.7)	(111.7)
Total stockholders’ deficit	(199.3)	(208.4)
Total liabilities and stockholders’ deficit	$4,437.5	$4,597.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2017	2016
REVENUE
Fee and other revenue	$380.3	$383.4
Investment revenue	5.8	3.7
Total revenue	386.1	387.1
EXPENSES
Fee and other commissions expense	186.0	191.0
Investment commissions expense	1.3	0.5
Total commissions expense	187.3	191.5
Compensation and benefits	71.5	71.7
Transaction and operations support	71.6	64.5
Occupancy, equipment and supplies	15.3	15.2
Depreciation and amortization	18.3	21.1
Total operating expenses	364.0	364.0
OPERATING INCOME	22.1	23.1
Other expense
Interest expense	10.8	11.3
Total other expense	10.8	11.3
Income before income taxes	11.3	11.8
Income tax expense	2.5	16.0
NET INCOME (LOSS)	$8.8	$(4.2)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.14	$(0.07)
Diluted	$0.13	$(0.07)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	62.1	62.4
Diluted	66.1	62.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
NET INCOME (LOSS)	$8.8	$(4.2)
OTHER COMPREHENSIVE INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax expense of $0.0 for each of the three months ended March 31, 2017 and 2016	0.1	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.4 and $0.5 for the three months ended March 31, 2017 and 2016, respectively	0.7	0.8
Unrealized foreign currency translation adjustments, net of tax expense of $0.0 and $2.8 for the three months ended March 31, 2017 and 2016, respectively	2.2	1.2
Other comprehensive income	3.0	2.0
COMPREHENSIVE INCOME (LOSS)	$11.8	$(2.2)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8.8	$(4.2)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	18.3	21.1
Signing bonus amortization	13.0	14.3
Signing bonus payments	(10.2)	(7.4)
Amortization of debt issuance costs and debt discount	0.8	0.9
Non-cash compensation and pension expense	5.3	6.7
Change in other assets	(8.6)	(1.2)
Change in accounts payable and other liabilities	(37.1)	(30.1)
Other non-cash items, net	0.1	—
Net cash (used in) provided by operating activities	(9.6)	0.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18.6)	(18.0)
Net cash used in investing activities	(18.6)	(18.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	(2.5)
Proceeds from exercise of stock options	0.9	—
Stock repurchases	—	(1.9)
Payments to tax authorities for stock-based compensation	—	(0.7)
Net cash used in financing activities	(1.6)	(5.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29.8)	(23.0)
CASH AND CASH EQUIVALENTS—Beginning of period	157.2	164.5
CASH AND CASH EQUIVALENTS—End of period	$127.4	$141.5
Supplemental cash flow information:
Cash payments for interest	$10.0	$10.4
Cash taxes, net	$0.7	$2.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2017	$183.9	$0.6	$1,020.3	$(1,247.6)	$(53.9)	$(111.7)	$(208.4)
Net income	—	—	—	8.8	—	—	8.8
Stock-based compensation activity	—	—	4.0	(44.7)	—	38.0	(2.7)
Other comprehensive income	—	—	—	—	3.0	—	3.0
March 31, 2017	$183.9	$0.6	$1,024.3	$(1,283.5)	$(50.9)	$(73.7)	$(199.3)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)
Net loss	—	—	—	(4.2)	—	—	(4.2)
Stock-based compensation activity	—	—	5.0	(29.1)	—	26.7	2.6
Stock repurchases	—	—	—	—	—	(1.9)	(1.9)
Other comprehensive income	—	—	—	—	2.0	—	2.0
March 31, 2016	$183.9	$0.6	$1,007.4	$(1,260.1)	$(46.7)	$(109.4)	$(224.3)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

In April 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Under the new ASU, companies are allowed to withhold up to the employees' maximum statutory tax rates in the applicable jurisdictions without resulting in liability classification. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, the Company presented cash payments to tax authorities in connection with shares withheld to meet statutory tax withholdings requirements as an operating activity in its statement of cash flows. Upon adoption of this ASU the presentation of these payments was reclassified to a financing activity and prior period Condensed Consolidated Statements of Cash Flows have been updated to reflect this change.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.
Merger Agreement — On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”) and, solely for purposes of certain specified provisions in the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alipay, and holders of the Company’s common stock would be entitled to receive $13.25 in cash, less any required withholding taxes, for each share of the Company’s common stock, on an as-converted basis, owned at the effective time of the Merger. On April 15, 2017, the Company entered into the First Amendment to the Agreement and Plan of Merger (the “Merger Agreement Amendment”) to the Merger Agreement. The Merger Agreement Amendment increased the merger consideration to $18.00 per share and also increased the termination fee payable by the Company in connection with the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by the Company to accept a Company Superior Proposal (as defined in the Merger Agreement), the termination of the Merger Agreement by Alipay following a change of recommendation by the Company’s Board of Directors, and other customary circumstances. Completion of the Merger is subject to a number of conditions, including the receipt of regulatory approvals and shareholder approval.

Note 2 — Settlement Assets and Payment Service Obligations

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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	March 31, 2017	December 31, 2016
Settlement assets:
Settlement cash and cash equivalents	$1,461.0	$1,365.0
Receivables, net	861.1	999.4
Interest-bearing investments	1,153.4	1,252.1
Available-for-sale investments	17.4	17.8
	$3,492.9	$3,634.3
Payment service obligations	$(3,492.9)	$(3,634.3)

Note 3 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$6.8	$—	$6.8
Asset-backed and other securities	—	10.6	10.6
Forward contracts	0.2	—	0.2
Total financial assets	$7.0	$10.6	$17.6
Financial liabilities:
Forward contracts	$0.7	$—	$0.7

December 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.2	$—	$7.2
Asset-backed and other securities	—	10.6	10.6
Forward contracts	2.4	—	2.4
Total financial assets	$9.6	$10.6	$20.2
Financial liabilities:
Forward contracts	$0.1	$—	$0.1
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Beginning balance	$10.6	$11.6
Principal paydowns	(0.1)	(0.2)
Change in unrealized gains	0.1	—
Ending balance	$10.6	$11.4
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Senior secured credit facility	$921.5	$912.5	$921.5	$924.0
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2017 and December 31, 2016.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2017	December 31, 2016
Cash	$1,580.7	$1,514.5
Money market securities	7.7	7.7
Cash and cash equivalents (1)	1,588.4	1,522.2
Interest-bearing investments	1,153.4	1,252.1
Available-for-sale investments	17.4	17.8
Total investment portfolio	$2,759.2	$2,792.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
(Amounts in millions)
March 31, 2017
Residential mortgage-backed securities	$6.2	$0.6	$6.8
Asset-backed and other securities	0.9	9.7	10.6
Total	$7.1	$10.3	$17.4

December 31, 2016
Residential mortgage-backed securities	$6.6	$0.6	$7.2
Asset-backed and other securities	1.0	9.6	10.6
Total	$7.6	$10.2	$17.8
As of March 31, 2017 and December 31, 2016, 39% and 40%, respectively, of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2017 and 2016, the Company had no net realized gains or losses. The Company had nominal and no gross unrealized losses in its available-for-sale portfolio as of March 31, 2017 and December 31, 2016, respectively. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 8 — Stockholders' Deficit.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.

Note 5 — Derivative Financial Instruments

The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash (used in) provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net realized foreign currency gains	$3.0	$6.7
Net (losses) gains from the related forward contracts	(2.0)	4.0
Net gains from foreign currency transactions and related forward contracts	$1.0	$10.7
As of March 31, 2017 and December 31, 2016, the Company had $318.0 million and $294.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Other assets	$0.5	$2.6	$(0.3)	$(0.2)	$0.2	$2.4

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$1.0	$0.3	$(0.3)	$(0.2)	$0.7	$0.1
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

Note 6 — Debt

The following is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	March 31, 2017	December 31, 2016
Senior secured credit facility due 2020	4.25%	$921.5	$924.0
Unamortized debt issuance costs and debt discount		(8.1)	(8.8)
Total debt, net		$913.4	$915.2
Revolving Credit Facility — As of March 31, 2017, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $125.0 million of availability thereunder.
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
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation:

(Amounts in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$127.4	$157.2
Settlement assets	3,492.9	3,634.3
Total cash and cash equivalents and settlement assets	3,620.3	3,791.5
Payment service obligations	(3,492.9)	(3,634.3)
Assets in excess of payment service obligations	$127.4	$157.2
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2017 through December 31, 2017	2.25:1	4.250:1
January 1, 2018 through June 30, 2018	2.25:1	4.000:1
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
As of March 31, 2017, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.67 to 1.00 and our secured leverage ratio was 3.345 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 7 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Interest cost	1.5	1.7
Expected return on plan assets	(1.3)	(1.3)
Amortization of net actuarial loss	1.1	1.4
Net periodic benefit expense	$1.3	$1.8
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Amortization of prior service credit	$(0.1)	$(0.1)
Amortization of net actuarial loss	0.1	—
Net periodic benefit income	$—	$(0.1)

Note 8 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2017 or March 31, 2016.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2017	$10.8	$(19.9)	$(44.8)	$(53.9)
Other comprehensive income before reclassification	0.1	2.2	—	2.3
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current period other comprehensive income	0.1	2.2	0.7	3.0
March 31, 2017	$10.9	$(17.7)	$(44.1)	$(50.9)

January 1, 2016	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive income before reclassification	0.1	1.2	—	1.3
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	0.8	0.7
Net current period other comprehensive income	—	1.2	0.8	2.0
March 31, 2016	$11.1	$(12.3)	$(45.5)	$(46.7)

The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended March 31,		Statement of Operations Location
(Amounts in millions)	2017	2016
Change in unrealized gains on securities classified as available-for-sale, before and net of tax	$—	$(0.1)	"Investment revenue"

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	(0.1)	(0.1)	"Compensation and benefits"
Amortization of net actuarial loss	1.2	1.4	"Compensation and benefits"
Total before tax	1.1	1.3
Tax benefit	(0.4)	(0.5)
Total, net of tax	0.7	0.8

Total reclassified for the period, net of tax	$0.7	$0.7

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Expense recognized related to stock options	$0.3	$0.9
Expense recognized related to restricted stock units	3.7	4.1
Stock-based compensation expense	$4.0	$5.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2016	2,485,461	$18.02	4.0 years	$—
Exercised	(54,472)	13.88
Forfeited/Expired	(110,934)	26.31
Options outstanding at March 31, 2017	2,320,055	$17.72	3.6 years	$2.9
Vested or expected to vest at March 31, 2017	2,319,415	$17.72	3.6 years	$2.9
Options exercisable at March 31, 2017	2,273,235	$17.77	3.5 years	$2.8
As of March 31, 2017, the unrecognized stock option expense related to outstanding options was $0.2 million with a remaining weighted-average vesting period of 0.4 years.

Restricted Stock Units — In February 2017, the Company issued time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the conclusion of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, up to 50% of such awards become eligible to vest over such three year period if a target level of Adjusted EBITDA is achieved for the year ended December 31, 2017. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. The other 50% of the performance-based restricted stock units become eligible to vest over such three year period if a target level of revenue is achieved for the year ended December 31, 2017. The performance-based restricted stock units have a threshold level of performance for each of the target levels. Achievement of the threshold level will result in vesting of 50% of the target levels discussed above. The number of performance-based restricted stock units that will vest for performance achievement between the threshold and target will be determined based on a straight-line interpolation. No performance-based restricted stock units will vest for performance achievement below the thresholds.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2016	4,630,038	$7.68	0.9 years	$54.7
Granted	1,316,881	12.72
Vested and converted to shares	(1,731,135)	7.63
Forfeited	(474,417)	14.91
Restricted stock units outstanding at March 31, 2017	3,741,367	$8.56	1.4 years	$62.9
Restricted stock units vested and outstanding at March 31, 2017	69,253	$6.81		$1.2
As of March 31, 2017, the Company’s outstanding restricted stock units had unrecognized compensation expense of $26.6 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested and converted was $13.2 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively.

Note 10 — Income Taxes

For the three months ended March 31, 2017, the Company recognized income tax expense of $2.5 million on a pre-tax income of $11.3 million. The recorded income tax expense for the three months ended March 31, 2017 differs from taxes calculated at the statutory rate primarily due to the recognition of excess tax benefits on stock-based compensation vested during the quarter.
For the three months ended March 31, 2016, the Company recognized an income tax expense of $16.0 million on pre-tax income of $11.8 million. The recorded income tax expense for the three months ended March 31, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement with the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $2.8 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. DOJ pursuant to the Deferred Prosecution Agreement. In April 2016, the Company entered into a settlement agreement with the IRS allowing a deduction of $39.3 million. As of December 31, 2016, the Company had fully settled this matter with $21.2 million of existing deferred tax assets and $0.5 million of cash after recognizing an additional $7.7 million of Income tax expense for the three months ended March 31, 2016. The state tax liabilities related to the federal settlement have yet to be settled due to the pending implications of the security losses.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the liability for unrecognized tax benefits was $24.2 million. For the three months ended March 31, 2017 and 2016, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $16.7 million and $38.2 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, the Company's accrual for interest and penalties increased by $0.6 million and $0.5 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had a liability of $7.0 million and $6.4 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. As of March 31, 2017, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 11 — Commitments and Contingencies

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Upon completion of the proposed Merger, described in Note 1 — Description of the Business and Basis of Presentation, the Company may recognize an expense and a corresponding increase to additional paid-in capital in regards to the Participation Agreement of approximately $30 million. As of March 31, 2017, the Company has not recognized any further liability or expense because completion of the Merger remains subject to certain closing conditions that have not yet been satisfied.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $2.0 million and $1.2 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. A charge of $0.9 million and a nominal charge were recorded for legal proceedings during the three months ended March 31, 2017 and 2016, respectively, in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, L.P., Goldman, Sachs & Co. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Merger-Related Litigation — On March 13, 2017 and March 17, 2017, respectively, putative securities class action lawsuits challenging the Merger were filed in the United States District Court for the District of Delaware and the United States District Court for the Northern District of Texas against MoneyGram and its directors. One of the lawsuits also named as defendants certain of our executive officers, Alipay and other parties to the Merger. The plaintiffs, our stockholders, challenged the Merger and the disclosures made in connection with the Merger. The lawsuits alleged violations of various securities laws and regulations due to allegedly material and misleading omissions in the preliminary proxy statement filed in connection with the Merger. Additionally, the lawsuits alleged that the Merger Agreement is unfair to our stockholders, resulted from an inadequate process, and contains terms that will supposedly deter third parties from making alternative offers. The plaintiffs sought to enjoin the Merger and to recover damages, costs and attorneys’ fees in unspecified amounts. On April 26, 2017 and April 28, 2017, the plaintiffs in the Delaware and Texas suits, respectively, filed notices of voluntary dismissal of those actions.
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
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition, or operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure.
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
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of March 31, 2017. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $17.8 million on amounts that have previously been accrued.

Note 12 — Earnings per Common Share

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings (loss) per share:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Basic common shares outstanding	62.1	62.4
Shares related to stock options and restricted stock units	4.0	—
Diluted common shares outstanding	66.1	62.4
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

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Shares related to stock options	1.9	3.0
Shares related to restricted stock units	0.2	4.1
Shares excluded from the computation	2.1	7.1

Note 13 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 18% and 19% of total revenue for the three months ended March 31, 2017 and 2016, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Global Funds Transfer revenue:
Money transfer revenue	$341.7	$344.9
Bill payment revenue	25.1	24.1
Total Global Funds Transfer revenue	366.8	369.0
Financial Paper Products revenue:
Money order revenue	12.5	12.7
Official check revenue	6.8	5.4
Total Financial Paper Products revenue	19.3	18.1
Total revenue	$386.1	$387.1

The following table is a summary of the operating income by segment and detail of the income before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Global Funds Transfer operating income	$26.1	$23.7
Financial Paper Products operating income	4.8	4.5
Total segment operating income	30.9	28.2
Other operating loss	(8.8)	(5.1)
Total operating income	22.1	23.1
Interest expense	10.8	11.3
Income before income taxes	$11.3	$11.8
The following table sets forth the assets by segment:

(Amounts in millions)	March 31, 2017	December 31, 2016
Global Funds Transfer	$2,217.7	$2,213.9
Financial Paper Products	2,065.6	2,198.3
Other	154.2	185.2
Total assets	$4,437.5	$4,597.4

Note 14 — Condensed Consolidating Financial Statements

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
The following information represents Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, Condensed Consolidating Statements of Operations for the three months ended March 31, 2017 and 2016 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$0.9	$107.5	$19.0	$—	$127.4
Settlement assets	—	3,364.2	128.7	—	3,492.9
Property and equipment, net	—	188.7	16.1	—	204.8
Goodwill	—	315.4	126.8	—	442.2
Other assets	40.0	141.3	41.2	(52.3)	170.2
Equity investments in subsidiaries	879.3	238.0	—	(1,117.3)	—
Intercompany receivables	—	146.3	57.5	(203.8)	—
Total assets	$920.2	$4,501.4	$389.3	$(1,373.4)	$4,437.5
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,374.5	$118.4	$—	$3,492.9
Debt	913.4	—	—	—	913.4
Pension and other postretirement benefits	—	79.6	—	—	79.6
Accounts payable and other liabilities	2.3	168.0	32.9	(52.3)	150.9
Intercompany liabilities	203.8	—	—	(203.8)	—
Total liabilities	1,119.5	3,622.1	151.3	(256.1)	4,636.8
Total stockholders’ (deficit) equity	(199.3)	879.3	238.0	(1,117.3)	(199.3)
Total liabilities and stockholders’ (deficit) equity	$920.2	$4,501.4	$389.3	$(1,373.4)	$4,437.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$128.8	$28.4	$—	$157.2
Settlement assets	—	3,504.7	129.6	—	3,634.3
Property and equipment, net	—	184.3	16.7	—	201.0
Goodwill	—	315.3	126.9	—	442.2
Other assets	36.0	146.0	39.4	(58.7)	162.7
Equity investments in subsidiaries	879.1	232.3	—	(1,111.4)	—
Intercompany receivables	—	155.1	51.3	(206.4)	—
Total assets	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,525.4	$108.9	$—	$3,634.3
Debt	915.2	—	—	—	915.2
Pension and other postretirement benefits	—	87.6	—	—	87.6
Accounts payable and other liabilities	1.9	174.4	51.1	(58.7)	168.7
Intercompany liabilities	206.4	—	—	(206.4)	—
Total liabilities	1,123.5	3,787.4	160.0	(265.1)	4,805.8
Total stockholders’ (deficit) equity	(208.4)	879.1	232.3	(1,111.4)	(208.4)
Total liabilities and stockholders’ (deficit) equity	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$365.4	$94.0	$(79.1)	$380.3
Investment revenue	—	5.8	—	—	5.8
Total revenue	—	371.2	94.0	(79.1)	386.1
EXPENSES
Fee and other commissions expense	—	180.6	48.9	(43.5)	186.0
Investment commissions expense	—	1.3	—	—	1.3
Total commissions expense	—	181.9	48.9	(43.5)	187.3
Compensation and benefits	—	48.0	23.5	—	71.5
Transaction and operations support	0.4	95.2	11.6	(35.6)	71.6
Occupancy, equipment and supplies	—	11.8	3.5	—	15.3
Depreciation and amortization	—	15.5	2.8	—	18.3
Total operating expenses	0.4	352.4	90.3	(79.1)	364.0
OPERATING (LOSS) INCOME	(0.4)	18.8	3.7	—	22.1
Other expense
Interest expense	10.8	—	—	—	10.8
Total other expense	10.8	—	—	—	10.8
(Loss) income before income taxes	(11.2)	18.8	3.7	—	11.3
Income tax (benefit) expense	(4.1)	6.4	0.2	—	2.5
(Loss) income after income taxes	(7.1)	12.4	3.5	—	8.8
Equity income in subsidiaries	15.9	3.5	—	(19.4)	—
NET INCOME	8.8	15.9	3.5	(19.4)	8.8
TOTAL OTHER COMPREHENSIVE INCOME	3.0	3.0	2.1	(5.1)	3.0
COMPREHENSIVE INCOME	$11.8	$18.9	$5.6	$(24.5)	$11.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$381.6	$92.4	$(90.6)	$383.4
Investment revenue	—	3.7	—	—	3.7
Total revenue	—	385.3	92.4	(90.6)	387.1
OPERATING EXPENSES
Fee and other commissions expense	—	186.1	54.8	(49.9)	191.0
Investment commissions expense	—	0.5	—	—	0.5
Total commissions expense	—	186.6	54.8	(49.9)	191.5
Compensation and benefits	—	49.5	22.2	—	71.7
Transaction and operations support	0.4	92.6	12.2	(40.7)	64.5
Occupancy, equipment and supplies	—	11.3	3.9	—	15.2
Depreciation and amortization	—	17.7	3.4	—	21.1
Total operating expenses	0.4	357.7	96.5	(90.6)	364.0
OPERATING (LOSS) INCOME	(0.4)	27.6	(4.1)	—	23.1
Other expense
Interest expense	11.3	—	—	—	11.3
Total other expense	11.3	—	—	—	11.3
(Loss) income before income taxes	(11.7)	27.6	(4.1)	—	11.8
Income tax (benefit) expense	(4.3)	24.5	(4.2)	—	16.0
(Loss) income after income taxes	(7.4)	3.1	0.1	—	(4.2)
Equity income in subsidiaries	3.2	0.1	—	(3.3)	—
NET (LOSS) INCOME	(4.2)	3.2	0.1	(3.3)	(4.2)
TOTAL OTHER COMPREHENSIVE INCOME	2.0	4.3	5.4	(9.7)	2.0
COMPREHENSIVE (LOSS) INCOME	$(2.2)	$7.5	$5.5	$(13.0)	$(2.2)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7.5)	$0.4	$(2.5)	$—	$(9.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(17.5)	(1.1)	—	(18.6)
Dividend from subsidiary guarantors	12.6	—	—	(12.6)	—
Intercompany investments	—	8.8	(6.2)	(2.6)	—
Capital contributions to non-guarantors	—	(0.4)	—	0.4	—
Net cash provided by (used in) investing activities	12.6	(9.1)	(7.3)	(14.8)	(18.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Dividend to parent	—	(12.6)	—	12.6	—
Intercompany financings	(2.6)	—	—	2.6	—
Capital contribution from subsidiary guarantors	—	—	0.4	(0.4)	—
Net cash (used in) provided by financing activities	(4.2)	(12.6)	0.4	14.8	(1.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.9	(21.3)	(9.4)	—	(29.8)
CASH AND CASH EQUIVALENTS—Beginning of period	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of period	$0.9	$107.5	$19.0	$—	$127.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9.7)	$16.9	$(7.1)	$—	$0.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(15.4)	(2.6)	—	(18.0)
Dividend from subsidiary guarantors	12.9	—	—	(12.9)	—
Intercompany investments	—	(17.0)	—	17.0	—
Net cash provided by (used in) investing activities	12.9	(32.4)	(2.6)	4.1	(18.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Stock repurchase	(1.9)	—	—	—	(1.9)
Dividend to parent	—	(12.9)	—	12.9	—
Intercompany financings	1.2	—	15.8	(17.0)	—
Payments to tax authorities for stock-based compensation	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by financing activities	(3.2)	(13.6)	15.8	(4.1)	(5.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(29.1)	6.1	—	(23.0)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of period	$2.1	$59.1	$80.3	$—	$141.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the three months ended March 31, 2017. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
During the three months ended March 31, 2017, worldwide political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, historically low oil prices, weak currencies, low currency reserves, currency controls and restricted lending activity, among other factors. Also, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to the volatility. The remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country during the three months ended March 31, 2017.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global markets and currency exchange rates. So far the primary impact of Brexit has been the weakening of the British pound compared to the U.S. dollar, which has negatively impacted our reported revenue in the three months ended March 31, 2017. However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, which lessens the currency impact.

The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors, and we will continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways. We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to grow our revenues and diversify our product and service offerings. Digital solutions revenue for the three months ended March 31, 2017 and 2016, was $51.2 million and $45.2 million, respectively, or 15% and 13%, respectively, of money transfer revenue.
Anticipated Trends
This discussion of trends expected to impact our business in 2017 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements" included further below and Part I, Item 1A, “Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
We see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. However, we continue to have challenges in countries that restrict our ability to transact, such as Libya, Angola and Nigeria. Additionally, the strengthened U.S. dollar and political instability, which have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries, may continue to impact our business in 2017.
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
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company expects to see a positive impact on our investment revenue if interest rates increase.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). For the three months ended March 31, 2017, the Company has invested $10.1 million, which includes $8.0 million of capital expenditures and $2.1 million of expenses incurred.
In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received four annual reports from the compliance monitor, which have resulted in us continuing to make investments in our compliance systems and operations. We incurred $2.8 million of expense directly related to the compliance monitor for the three months ended March 31, 2017.
Financial Measures and Key Metrics
This Quarterly Report on Form 10-Q includes financial information prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain payment service assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 2 — Settlement Assets and Payment Service Obligations of the Notes to the Condensed Consolidated Financial Statements for additional disclosure.

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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2017	2016
REVENUE
Fee and other revenue	$380.3	$383.4	(1)%
Investment revenue	5.8	3.7	57%
Total revenue	386.1	387.1	—%
EXPENSES
Fee and other commissions expense	186.0	191.0	(3)%
Investment commissions expense	1.3	0.5	NM
Total commissions expense	187.3	191.5	(2)%
Compensation and benefits	71.5	71.7	—%
Transaction and operations support	71.6	64.5	11%
Occupancy, equipment and supplies	15.3	15.2	1%
Depreciation and amortization	18.3	21.1	(13)%
Total operating expenses	364.0	364.0	—%
OPERATING INCOME	22.1	23.1	(4)%
Other expense
Interest expense	10.8	11.3	(4)%
Total other expense	10.8	11.3	(4)%
Income before income taxes	11.3	11.8	(4)%
Income tax expense	2.5	16.0	(84)%
NET INCOME (LOSS)	$8.8	$(4.2)	NM
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2017	2016
Money transfer fee and other revenue	$341.7	$344.9	(1)%
Bill payment fee and other revenue	25.1	24.1	4%
Global Funds Transfer fee and other revenue	$366.8	$369.0	(1)%
Fee and other commissions expense	$185.6	$190.9	(3)%
Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2016 to 2017:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2016	$344.9
Change resulting from:
Money transfer volume	14.7
Corridor mix	(9.0)
Average face value per transaction and pricing	(6.7)
Impact from changes in exchange rates	(5.7)
Other	3.5
For the period ended March 31, 2017	$341.7
For the three months ended March 31, 2017, the decrease in money transfer fee and other revenue was primarily driven by a negative change in corridor mix, a decrease in the average face value per transaction and pricing and the stronger U.S. dollar compared to prior year, partially offset by increased Non-U.S. and U.S. outbound money transfer volume discussed further below.
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction):

Three Months Ended March 31,
2017 vs 2016
Total money transfer fee and other revenue	(1)%
U.S. Outbound	2%
Non-U.S.	1%
U.S. to U.S.	(16)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction):

	Three Months Ended March 31,
	2017	2016
U.S. Outbound	43%	44%
Non-U.S.	44%	40%
U.S. to U.S.	13%	16%

The following table displays year-over-year money transfer transaction growth by geographic channel (the region originating the transaction):

Three Months Ended March 31,
2017 vs 2016
Total transactions	4%
U.S. Outbound	2%
Non-U.S.	14%
U.S. to U.S.	(14)%
For the three months ended March 31, 2017, total money transfer fee and other revenue decreased by 1% and total money transfer transactions grew by 4%. The U.S. Outbound channel generated 2% revenue and transaction growth for the three months ended March 31, 2017. The revenue and transaction growth was primarily driven by sends to Latin America, Europe and Asia Pacific, which was partially offset by the discontinuation of our full-service kiosk offerings. The U.S. Outbound channel accounted for 43% of our total money transfer transactions for the three months ended March 31, 2017.
For the three months ended March 31, 2017, the Non-U.S. channel money transfer fee and other revenue growth was 1% and the transaction growth was 14% for the same period. The revenue and transaction growth was primarily driven by sends from Europe, Latin America and the Middle East, partially offset by lower revenue and transaction volume caused by geopolitical and economic challenges in parts of Africa. The Non-U.S. channel accounted for 44% of total money transfer transactions for the three months ended March 31, 2017.
For the three months ended March 31, 2017, the U.S. to U.S. channel money transfer fee and other revenue declined by 16% and transactions declined by 14% for the same period. The decline was primarily due to lower volume of transactions under $200 and over $900. The U.S. to U.S. channel accounted for 13% of total money transfer transactions for the three months ended March 31, 2017.
Bill Payment Fee and Other Revenue
For the three months ended March 31, 2017, bill payment fee and other revenue increased by $1.0 million as a result of an increase in price per transaction. Bill payment transactions decreased by 3% for the three months ended March 31, 2017.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2016 to 2017:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2016	$190.9
Change resulting from:
Impact from changes in exchange rates	(3.0)
Money transfer corridor and agent mix	(2.3)
Money transfer revenue	1.2
Signing bonus amortization	(1.0)
Other	(0.2)
For the period ended March 31, 2017	$185.6
For the three months ended March 31, 2017, fee and other commissions expense decreased by $5.3 million. The decrease in fee and other commissions expense was primarily driven by the impact from a stronger U.S. dollar compared to prior year, changes in money transfer corridor and agent mix and a decrease in signing bonus amortization. Fee and other commissions expense as a percentage of fee and other revenue decreased to 51% for the three months ended March 31, 2017, from 52% for the same period in 2016.

Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three months ended March 31, 2017 and 2016. Investment revenue and investment commissions expense are not included in the following analysis. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2017	2016
Money order fee and other revenue	$10.8	$11.6	(7)%
Official check fee and other revenue	2.7	2.8	(4)%
Financial Paper Product fee and other revenue	$13.5	$14.4	(6)%
Fee and other commissions expense	$0.4	$0.1	NM
NM=Not meaningful
For the three months ended March 31, 2017, Financial Paper Product fee and other revenue decreased primarily due to transaction declines attributed to the migration by consumers to other payment methods.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2017	2016
Investment revenue	$5.8	$3.7	57%
Investment commissions expense (1)	1.3	0.5	NM
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
Investment revenue increased for the three months ended March 31, 2017 when compared to the same period in 2016, primarily due to higher yields and investment balances.

Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended March 31,
	2017		2016
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$71.5	19%	$71.7	19%
Transaction and operations support	71.6	19%	64.5	17%
Occupancy, equipment and supplies	15.3	4%	15.2	4%
Depreciation and amortization	18.3	5%	21.1	5%
Total operating expenses	$176.7	46%	$172.5	45%
For the three months ended March 31, 2017, total operating expenses as a percentage of total revenue increased as compared to the same period in 2016, mainly due to a decrease in net realized foreign exchange gains, partially offset by a decrease in depreciation and amortization, which are discussed in more detail below.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2016 to 2017:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2016	$71.7
Change resulting from:
Salaries and related payroll taxes	2.0
Cash-based incentive compensation	(1.3)
Stock-based compensation	(1.0)
Other	0.1
For the period ended March 31, 2017	$71.5
For the three months ended March 31, 2017, compensation and benefits expense decreased primarily due to lower performance incentive compensation expense and stock-based compensation, partially offset by an increase in salaries and related payroll taxes driven by higher headcount.
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

The following is a summary of the change in transaction and operations support from 2016 to 2017:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2016	$64.5
Change resulting from:
Net realized foreign exchange gains	9.7
Outsourcing, independent contractor and consultant costs	(3.6)
Legal expenses	3.5
Provision for loss	(2.1)
Agent-related costs	1.5
Marketing costs	(1.4)
Other	(0.5)
For the period ended March 31, 2017	$71.6
For the three months ended March 31, 2017, transaction and operations support expense increased primarily due to the decrease in net realized foreign exchange gains related to certain currency purchases which traded outside of their historical norms in the first quarter of 2016, an increase in legal expenses due to Merger-related costs and an increase in agent-related costs. The increase was partially offset by a decrease in costs for outsourcing, independent contractor and consultant costs, a decrease in our provision for loss and a decrease in marketing costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2017, occupancy, equipment and supplies expense remained relatively flat when compared to the same period in 2016.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2017 and 2016, depreciation and amortization was $18.3 million and $21.1 million, respectively. Depreciation and amortization was higher in the first quarter of 2016 by $2.8 million, or 13%, due to accelerated depreciation expense on our non-core point of sale equipment that was early retired in that period.
Other Expenses
Interest Expense
For the three months ended March 31, 2017 and 2016, interest expense was $10.8 million and $11.3 million, respectively. Interest expense decreased $0.5 million when compared to the same period in 2016 due to our lower debt balance from additional principal payments made in the fourth quarter of 2016.
Income Taxes
For the three months ended March 31, 2017, the Company recognized income tax expense of $2.5 million on pre-tax income of $11.3 million. The recorded income tax expense for the three months ended March 31, 2017 differs from taxes calculated at the statutory rate primarily due to the recognition of excess tax benefits on stock-based compensation vested during the quarter.
For the three months ended March 31, 2016, the Company recognized an income tax expense of $16.0 million on a pre-tax income of $11.8 million. The income tax expense was impacted by tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") related to the deduction of payments previously made by the Company to the U.S. DOJ pursuant to the Deferred Prosecution Agreement, the reversal of tax benefits of $2.8 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2017	2016
Operating income:
Global Funds Transfer	$26.1	$23.7	$2.4
Financial Paper Products	4.8	4.5	0.3
Total segment operating income	30.9	28.2	2.7
Other operating loss	(8.8)	(5.1)	(3.7)
Total operating income	$22.1	$23.1	$(1.0)

Total operating margin	5.7%	6.0%
Global Funds Transfer	7.1%	6.4%
Financial Paper Products	24.9%	24.9%
For the three months ended March 31, 2017, the Company experienced an increase in Global Funds Transfer segment operating income and operating margin due to a decrease in fee and other commissions expense as a percentage of fee and other revenue when compared to the three months ended March 31, 2016. Our Financial Paper Products segment operating income and margin remained relatively flat when compared to the first quarter of 2016. Other operating loss increased primarily from Merger-related costs incurred in the first quarter of 2017.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016	Change
Income before income taxes	$11.3	$11.8	$(0.5)
Interest expense	10.8	11.3	(0.5)
Depreciation and amortization	18.3	21.1	(2.8)
Signing bonus amortization	13.0	14.3	(1.3)
EBITDA	53.4	58.5	(5.1)
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation	4.0	6.2	(2.2)
Merger-related costs	2.8	—	2.8
Direct monitor costs	2.8	1.9	0.9
Compliance enhancement program	2.1	3.0	(0.9)
Legal and contingent matters	1.2	0.2	1.0
Adjusted EBITDA	$66.3	$69.8	$(3.5)

Adjusted EBITDA growth, as reported	(5)%
Adjusted EBITDA growth, constant currency adjusted	(2)%

Adjusted EBITDA	$66.3	$69.8	$(3.5)
Cash payments for interest	(10.0)	(10.4)	0.4
Cash taxes, net	(0.7)	(2.4)	1.7
Cash payments for capital expenditures	(18.6)	(18.0)	(0.6)
Cash payments for agent signing bonuses	(10.2)	(7.4)	(2.8)
Adjusted Free Cash Flow	$26.8	$31.6	$(4.8)

For the three months ended March 31, 2017, the Company generated EBITDA of $53.4 million and Adjusted EBITDA of $66.3 million. The decrease of $3.5 million in Adjusted EBITDA from prior year was primarily driven by a decrease in money transfer fee and other revenue and an increase in total operating expenses as a percent of total revenue. The decrease of $5.1 million in EBITDA from prior year was driven by the same factors that impacted Adjusted EBITDA as well as from adjusted Merger-related costs incurred in the first quarter of 2017, partially offset by a decrease in stock-based, contingent and incentive compensation from prior year.
For the three months ended March 31, 2017, Adjusted Free Cash Flow decreased by $4.8 million when compared to the same period in 2016. The decrease was a result of a decrease in Adjusted EBITDA and an increase in cash payments for agent signing bonuses, partially offset by a decrease in cash payments for taxes.

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

(Amounts in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$127.4	$157.2

Settlement assets:
Settlement cash and cash equivalents	1,461.0	1,365.0
Receivables, net	861.1	999.4
Interest-bearing investments	1,153.4	1,252.1
Available-for-sale investments	17.4	17.8
	$3,492.9	$3,634.3
Payment service obligations	$(3,492.9)	$(3,634.3)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P"), and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of March 31, 2017, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $17.4 million of available-for-sale investments as of March 31, 2017. U.S. government agency residential mortgage-backed securities compose $6.8 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $10.6 million.

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
The following table is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	March 31, 2017	December 31, 2016
Senior secured credit facility due 2020	4.25%	$921.5	$924.0
Unamortized debt issuance costs and debt discount		(8.1)	(8.8)
Total debt, net		$913.4	$915.2
As of March 31, 2017, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $125.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At March 31, 2017, the Company was in compliance with its financial covenants. See Note 6 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of March 31, 2017, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a positive outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of March 31, 2017. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net cash (used in) provided by operating activities	$(9.6)	$0.1
Net cash used in investing activities	(18.6)	(18.0)
Net cash used in financing activities	(1.6)	(5.1)
Net change in cash and cash equivalents	$(29.8)	$(23.0)

Cash Flows (Used in) Provided by Operating Activities
For the three months ended March 31, 2017, net cash used in operating activities was $9.6 million compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2016. The decrease in cash from operating activities was driven by an increase in payments for prepaid expenses related to software licenses and maintenance, payments on our pension and postretirement benefits obligation and an increase in agent signing bonus payments due to timing of agent expansion and retention efforts, partially offset by an increase in net income of $13.0 million.
Cash Flows Used in Investing and Financing Activities
For the three months ended March 31, 2017 and 2016, investing activities used cash of $18.6 million and $18.0 million, respectively, for capital expenditures.
For the three months ended March 31, 2017, financing activities used cash of $1.6 million primarily for principal payments associated with the 2013 Credit Agreement. For the three months ended March 31, 2016, financing activities used cash of $5.1 million primarily for principal payments associated with the 2013 Credit Agreement and stock repurchases.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2017. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•
our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain Office of Foreign Assets Control ("OFAC") restrictions;

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

•
risks relating to the proposed Merger, including the possibility that the consummation of the Merger could be delayed or not completed, and the effect of announcement or pendency of the Merger on our business; and

•
the risks and uncertainties described in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission ("SEC") from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2016. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, L.P., Goldman, Sachs & Co. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Merger-Related Litigation — On March 13, 2017 and March 17, 2017, respectively, putative securities class action lawsuits challenging the Merger were filed in the United States District Court for the District of Delaware and the United States District Court for the Northern District of Texas against MoneyGram and its directors. One of the lawsuits also named as defendants certain of our executive officers, Alipay and other parties to the Merger. The plaintiffs, our stockholders, challenged the Merger and the disclosures made in connection with the Merger. The lawsuits alleged violations of various securities laws and regulations due to allegedly material and misleading omissions in the preliminary proxy statement filed in connection with the Merger. Additionally, the lawsuits alleged that the merger agreement is unfair to our stockholders, resulted from an inadequate process, and contains terms that will supposedly deter third parties from making alternative offers. The plaintiffs sought to enjoin the Merger and to recover damages, costs and attorneys’ fees in unspecified amounts. On April 26, 2017 and April 28, 2017, the plaintiffs in the Delaware and Texas suits, respectively, filed notices of voluntary dismissal of those actions. See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements for more information on the Merger.
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
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's OFAC sanctions regulations. We notified OFAC of the ongoing internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure.

Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.8 million on amounts that have previously been accrued.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2017, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended March 31, 2017, the Company did not repurchase any common shares.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 4, 2017	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and, solely for purposes of certain specified provisions thereof, Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

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

10.1*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Time-Based Restricted Stock Unit Award Agreement.
10.2*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Restricted Stock Unit Award Agreement.
10.3*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Cash Award Agreement.
10.4*†	2017 Global Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley.
10.5*†	2017 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley.
10.6*†	2017 Global Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley.
10.7*†	2017 Global Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes.
10.8*†	2017 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes.
10.9*†	2017 Global Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes.
10.10*†	Form of Amended and Restated Severance Agreement.
10.11*	Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
10.12*	Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
10.13*+	Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
10.14*+
Amendment No. 1 to the Co-Branded MTaas Website Addendum to the Amended and Restated Master Trust Agreement, dated February 22, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.

10.15
Voting and Support Agreement, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited and the affiliates and co-investors of Thomas H. Lee Partners, L.P. signatories thereto (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

10.16	Form of Voting and Support Agreement for the Management Stockholders (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 26, 2017).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.
†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.