Form 10-Q
period 2017-06-30
MONEYGRAM INTERNATIONAL INC
filed 2017-08-07
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2017

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
As of August 3, 2017, 54,212,336 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$145.1	$157.2
Settlement assets	3,388.7	3,634.3
Property and equipment, net	212.1	201.0
Goodwill	442.2	442.2
Other assets	222.3	162.7
Total assets	$4,410.4	$4,597.4

LIABILITIES
Payment service obligations	$3,388.7	$3,634.3
Debt, net	911.7	915.2
Pension and other postretirement benefits	77.3	87.6
Accounts payable and other liabilities	224.9	168.7
Total liabilities	4,602.6	4,805.8

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at June 30, 2017 and December 31, 2016	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at June 30, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	1,027.8	1,020.3
Retained loss	(1,282.6)	(1,247.6)
Accumulated other comprehensive loss	(53.5)	(53.9)
Treasury stock: 4,680,217 and 6,058,856 shares at June 30, 2017 and December 31, 2016, respectively	(68.4)	(111.7)
Total stockholders’ deficit	(192.2)	(208.4)
Total liabilities and stockholders’ deficit	$4,410.4	$4,597.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2017	2016	2017	2016
REVENUE
Fee and other revenue	$391.1	$409.9	$771.4	$793.3
Investment revenue	18.9	4.4	24.7	8.1
Total revenue	410.0	414.3	796.1	801.4
EXPENSES
Fee and other commissions expense	194.2	203.5	380.2	394.5
Investment commissions expense	2.0	0.6	3.3	1.1
Total commissions expense	196.2	204.1	383.5	395.6
Compensation and benefits	66.9	74.4	138.4	146.1
Transaction and operations support	90.3	83.1	161.9	147.6
Occupancy, equipment and supplies	18.2	16.0	33.5	31.2
Depreciation and amortization	18.6	20.5	36.9	41.6
Total operating expenses	390.2	398.1	754.2	762.1
OPERATING INCOME	19.8	16.2	41.9	39.3
Other expense
Interest expense	11.2	11.2	22.0	22.5
Total other expense	11.2	11.2	22.0	22.5
Income before income taxes	8.6	5.0	19.9	16.8
Income tax expense	2.4	1.9	4.9	17.9
NET INCOME (LOSS)	$6.2	$3.1	$15.0	$(1.1)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.10	$0.05	$0.24	$(0.02)
Diluted	$0.09	$0.05	$0.23	$(0.02)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	63.0	62.5	62.6	62.5
Diluted	66.3	66.0	66.1	62.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
NET INCOME (LOSS)	$6.2	$3.1	$15.0	$(1.1)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.0 for the three and six months ended June 30, 2017 and $0.1 for the three and six months ended June 30, 2016	4.1	(0.2)	4.2	(0.2)
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the three and six months ended June, 30, 2017 and 2016	(12.2)	—	(12.2)	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.3 and $0.5 for the three months ended June 30, 2017 and 2016, respectively, and $0.7 and $1.0 for the six months ended June 30, 2017 and 2016, respectively	0.7	0.8	1.4	1.6
Unrealized foreign currency translation adjustments, net of tax expense (benefit) of $4.0 for the three and six months ended June 30, 2017 and ($1.0) and $1.8 for the three and six months ended June 30, 2016, respectively	4.8	(2.3)	7.0	(1.1)
Other comprehensive (loss) income	(2.6)	(1.7)	0.4	0.3
COMPREHENSIVE INCOME (LOSS)	$3.6	$1.4	$15.4	$(0.8)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15.0	$(1.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36.9	41.6
Signing bonus amortization	26.3	27.7
Signing bonus payments	(18.4)	(14.6)
Amortization of debt issuance costs and debt discount	1.6	1.6
Non-cash compensation and pension expense	10.2	12.8
Gain on redemption of asset-backed security	(12.2)	—
Change in other assets	(60.9)	(1.7)
Change in accounts payable and other liabilities	28.6	(31.8)
Other non-cash items, net	4.0	(0.3)
Net cash provided by operating activities	31.1	34.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40.1)	(38.1)
Net cash used in investing activities	(40.1)	(38.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	(4.9)
Proceeds from exercise of stock options	1.8	—
Stock repurchases	—	(4.6)
Payments to tax authorities for stock-based compensation	—	(2.5)
Net cash used in financing activities	(3.1)	(12.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12.1)	(15.9)
CASH AND CASH EQUIVALENTS—Beginning of period	157.2	164.5
CASH AND CASH EQUIVALENTS—End of period	$145.1	$148.6
Supplemental cash flow information:
Cash payments for interest	$20.4	$20.9
Cash taxes, net	$3.6	$4.6
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2017	$183.9	$0.6	$1,020.3	$(1,247.6)	$(53.9)	$(111.7)	$(208.4)
Net income	—	—	—	15.0	—	—	15.0
Stock-based compensation activity	—	—	7.5	(50.0)	—	43.3	0.8
Other comprehensive income	—	—	—	—	0.4	—	0.4
June 30, 2017	$183.9	$0.6	$1,027.8	$(1,282.6)	$(53.5)	$(68.4)	$(192.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)
Net loss	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation activity	—	—	9.5	(32.1)	—	29.6	7.0
Stock repurchases	—	—	—	—	—	(4.6)	(4.6)
Other comprehensive income	—	—	—	—	0.3	—	0.3
June 30, 2016	$183.9	$0.6	$1,011.9	$(1,260.0)	$(48.4)	$(109.2)	$(221.2)
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recent Accounting Pronouncements and Related Developments — In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

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
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company will not be early adopting these standards and will use the cumulative effect transition method upon adoption. Based on our initial evaluation for money transfer and bill payment services provided by the Global Funds Transfer segment, the Company has determined that each of these services includes only one performance obligation to the customer and the satisfaction of that performance obligation occurs at a point in time, which is not a change from how we currently recognize revenue. Based on preliminary analysis, management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements and our internal controls over financial reporting. Management continues to assess the disclosure  requirements of this standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted. The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. The impact of this ASU on the Company’s consolidated financial statements is still being evaluated.
In April 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Under the new ASU, companies are allowed to withhold up to the employees' maximum statutory tax rates in the applicable jurisdictions without resulting in liability classification. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, the Company presented cash payments to tax authorities in connection with shares withheld to meet statutory tax withholdings requirements as an operating activity in its statement of cash flows. Upon adoption of this ASU, the presentation of these payments was reclassified to a financing activity and prior period Condensed Consolidated Statements of Cash Flows have been updated to reflect this change.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra- Entity Transfers of Assets Other Than Inventory. This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company will not be early adopting this standard and will use the modified retrospective approach, which will result in a reclassification of a net deferred charge from “Other assets” to “Retained loss” on the Condensed Consolidated Balance Sheets.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.
Merger Agreement — On January 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”) and, solely for purposes of certain specified provisions in the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Alipay, and holders of the Company’s common stock would be entitled to receive $13.25 in cash, less any required withholding taxes, for each share of the Company’s common stock, on an as-converted basis, owned at the effective time of the Merger. On April 15, 2017, the Company entered into the First Amendment to the Agreement and Plan of Merger (the “Merger Agreement Amendment”). The Merger Agreement Amendment increased the merger consideration to $18.00 per share and also increased the termination fee payable by the Company in connection with the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by the Company to accept a Company Superior Proposal (as defined in the Merger Agreement), the termination of the Merger Agreement by Alipay following a change of recommendation by the Company’s Board of Directors, and other customary circumstances. Completion of the Merger is subject to a number of conditions, including the receipt of regulatory approvals. On May 16, 2017, the Company's stockholders voted to approve the Merger.

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

The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	June 30, 2017	December 31, 2016
Settlement assets:
Settlement cash and cash equivalents	$1,367.4	$1,365.0
Receivables, net	859.3	999.4
Interest-bearing investments	1,153.7	1,252.1
Available-for-sale investments	8.3	17.8
	$3,388.7	$3,634.3
Payment service obligations	$(3,388.7)	$(3,634.3)

Note 3 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$6.5	$—	$6.5
Asset-backed and other securities	—	1.8	1.8
Forward contracts	0.5	—	0.5
Total financial assets	$7.0	$1.8	$8.8
Financial liabilities:
Forward contracts	$1.9	$—	$1.9

December 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.2	$—	$7.2
Asset-backed and other securities	—	10.6	10.6
Forward contracts	2.4	—	2.4
Total financial assets	$9.6	$10.6	$20.2
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Beginning balance	$10.6	$11.4	$10.6	$11.6
Principal paydowns	(0.7)	(0.6)	(0.8)	(0.8)
Change in unrealized gains	4.1	0.1	4.2	0.1
Net realized gains	(12.2)	0.1	(12.2)	0.1
Ending balance	$1.8	$11.0	$1.8	$11.0
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Senior secured credit facility	$918.0	$912.5	$919.1	$924.0
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2017 and December 31, 2016.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2017	December 31, 2016
Cash	$1,504.8	$1,514.5
Money market securities	7.7	7.7
Cash and cash equivalents (1)	1,512.5	1,522.2
Interest-bearing investments	1,153.7	1,252.1
Available-for-sale investments	8.3	17.8
Total investment portfolio	$2,674.5	$2,792.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.

The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
(Amounts in millions)
June 30, 2017
Residential mortgage-backed securities	$5.9	$0.6	$6.5
Asset-backed and other securities	0.2	1.6	1.8
Total	$6.1	$2.2	$8.3

December 31, 2016
Residential mortgage-backed securities	$6.6	$0.6	$7.2
Asset-backed and other securities	1.0	9.6	10.6
Total	$7.6	$10.2	$17.8
As of June 30, 2017 and December 31, 2016, 78% and 40%, respectively, of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. As of June 30, 2017, the Company had $12.7 million in Receivables, net for the redemption.
For the three and six months ended June 30, 2016, the Company had nominal net realized gains from its available-for-sale portfolio. The Company had nominal and no unrealized losses in its available-for-sale portfolio as of June 30, 2017 and December 31, 2016, respectively. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 8 — Stockholders' Deficit.
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

Note 5 — Derivative Financial Instruments

The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Net realized foreign currency gains (losses)	$11.3	$(2.1)	$14.3	$4.6
Net (losses) gains from the related forward contracts	(8.2)	5.9	(10.2)	9.9
Net gains from foreign currency transactions and related forward contracts	$3.1	$3.8	$4.1	$14.5

As of June 30, 2017 and December 31, 2016, the Company had $322.5 million and $294.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Other assets	$1.2	$2.6	$(0.7)	$(0.2)	$0.5	$2.4

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$2.6	$0.3	$(0.7)	$(0.2)	$1.9	$0.1
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

Note 6 — Debt

The following is a summary of the Company’s outstanding debt:

	June 30, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.40%	$919.1	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(7.4)		(8.8)
Total debt, net		$911.7		$915.2
Revolving Credit Facility — As of June 30, 2017, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $125.0 million of availability thereunder. The Company's effective interest rate increased from 4.25% as of December 31, 2016 to 4.40% as of June 30, 2017 due to an increase in the Eurodollar rate.
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

The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation:

(Amounts in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$145.1	$157.2
Settlement assets	3,388.7	3,634.3
Total cash and cash equivalents and settlement assets	3,533.8	3,791.5
Payment service obligations	(3,388.7)	(3,634.3)
Assets in excess of payment service obligations	$145.1	$157.2
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2017 through December 31, 2017	2.25:1	4.250:1
January 1, 2018 through June 30, 2018	2.25:1	4.000:1
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
As of June 30, 2017, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.58 to 1.00 and our secured leverage ratio was 3.382 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 7 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Interest cost	$1.6	$1.6	$3.1	$3.3
Expected return on plan assets	(1.2)	(1.3)	(2.5)	(2.6)
Amortization of net actuarial loss	1.1	1.4	2.2	2.8
Net periodic benefit expense	$1.5	$1.7	$2.8	$3.5
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Amortization of prior service credit	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Amortization of net actuarial loss	—	0.1	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)	$(0.1)	$(0.2)

Note 8 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three or six months ended June 30, 2017 or June 30, 2016.

Accumulated Other Comprehensive Loss — The following tables summarize the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2017	$10.8	$(19.9)	$(44.8)	$(53.9)
Other comprehensive income before reclassification	4.2	7.0	—	11.2
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	1.4	(10.8)
Net current period other comprehensive (loss) income	(8.0)	7.0	1.4	0.4
June 30, 2017	$2.8	$(12.9)	$(43.4)	$(53.5)

January 1, 2016	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive loss before reclassification	(0.1)	(1.1)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	1.6	1.5
Net current period other comprehensive (loss) income	(0.2)	(1.1)	1.6	0.3
June 30, 2016	$10.9	$(14.6)	$(44.7)	$(48.4)
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Location
(Amounts in millions)	2017	2016	2017	2016
Change in unrealized gains on securities classified as available-for-sale	$(12.2)	$—	$(12.2)	$(0.1)	"Investment revenue"

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	(0.1)	(0.2)	(0.2)	(0.3)	"Compensation and benefits"
Amortization of net actuarial loss	1.1	1.5	2.3	2.9	"Compensation and benefits"
Total before tax	1.0	1.3	2.1	2.6
Tax benefit	(0.3)	(0.5)	(0.7)	(1.0)
Total, net of tax	0.7	0.8	1.4	1.6

Total reclassified for the period, net of tax	$(11.5)	$0.8	$(10.8)	$1.5

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Expense recognized related to stock options	$0.1	$0.7	$0.4	$1.6
Expense recognized related to restricted stock units	3.4	3.8	7.1	7.9
Stock-based compensation expense	$3.5	$4.5	$7.5	$9.5

Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2016	2,485,461	$18.02	4.0 years	$—
Exercised	(108,726)	14.48
Forfeited/Expired	(180,692)	23.47
Options outstanding at June 30, 2017	2,196,043	$17.75	3.3 years	$3.2
Vested or expected to vest at June 30, 2017	2,195,127	$17.75	3.3 years	$3.2
Options exercisable at June 30, 2017	2,162,549	$17.79	3.3 years	$3.1
As of June 30, 2017, the unrecognized stock option expense related to outstanding options was $0.1 million with a remaining weighted-average vesting period of 0.3 years.
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
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2016	4,630,038	$7.68	0.9 years	$54.7
Granted	1,361,986	12.87
Vested and converted to shares	(1,900,098)	7.57
Forfeited	(543,985)	14.11
Restricted stock units outstanding at June 30, 2017	3,547,941	$8.75	1.2 years	$61.2
Restricted stock units vested and outstanding at June 30, 2017	32,680	$6.12		$0.6
As of June 30, 2017, the Company’s outstanding restricted stock units had unrecognized compensation expense of $21.4 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested and converted was $1.2 million and $14.4 million for the three and six months ended June 30, 2017, respectively, and $1.0 million and $13.9 million for the three and six months ended June 30, 2016, respectively.

Note 10 — Income Taxes

The Company recognized income tax expense of $2.4 million and $4.9 million on a pre-tax income of $8.6 million and $19.9 million for the three and six months ended June 30, 2017, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three and six months ended June 30, 2017, primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security of $3.8 million and a tax benefit from the reorganization of our international business activities discussed below, partially offset by the related amortization of the deferred charge. Additionally, for the six months ended June 30, 2017, the Company recognized a tax benefit on stock-based compensation. For more information related to the redemption see Note 4 — Investment Portfolio.
For the three months ended June 30, 2016, the Company recognized income tax expense of $1.9 million on pre-tax income of $5.0 million. For the three months ended June 30, 2016, our income tax rate did not differ significantly from our statutory tax rate. For the six months ended June 30, 2016, the Company recognized an income tax expense of $17.9 million on pre-tax income of $16.8 million. The recorded income tax expense for the six months ended June 30, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement with the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.1 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation.
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
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the liability for unrecognized tax benefits was $31.9 million and $24.2 million, respectively, and the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.6 million and $16.7 million, respectively. For the six months ended June 30, 2017, the Company's unrecognized tax benefits increased by $7.7 million as a result of a reorganization of our international business activities. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017, the Company's accrual for interest and penalties increased by $1.1 million. For the six months ended June 30, 2016, the Company's accrual for interest and penalties increased by $0.8 million, which was offset by $0.5 million from the settlement of the U.S. DOJ tax matter. As of June 30, 2017 and December 31, 2016, the Company had a liability of $7.5 million and $6.4 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. As of June 30, 2017, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
During the three months ended June 30, 2017, the Company initiated a reorganization to more closely align our operations to our international business activities, which resulted in a deferred charge of $60.2 million recorded in "Other assets" with an offset to "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. The deferred charge is amortized on a straight-line basis over five years as a component of "Income tax expense" in the Condensed Consolidated Statements of Operations. As of June 30, 2017, the net deferred charge balance was $54.4 million.

Note 11 — Commitments and Contingencies

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Affiliates of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. (collectively, the “Investors”) have a Participation Agreement (the “Participation Agreement”) with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. Upon completion of the proposed Merger, described in Note 1 — Description of the Business and Basis of Presentation, the Company may recognize an expense and a corresponding increase to additional paid-in capital in regards to the Participation Agreement of approximately $30 million. As of June 30, 2017, the Company has not recognized any further liability or expense because completion of the Merger remains subject to certain closing conditions that have not yet been satisfied.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $0.6 million and $1.2 million of liability recorded in the “Accounts payable and other liabilities” line in the

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. A nominal charge was recorded in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2017, while a charge of $0.9 million was recorded for legal proceedings during the six months ended June 30, 2017 in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations. No charges were recorded for legal proceedings during the three months ended June 30, 2016, while a nominal charge was recorded in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2016.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, L.P., Goldman, Sachs & Co. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On July 24, 2017, the plaintiff voluntarily dismissed its complaint without prejudice.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of June 30, 2017. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $18.0 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Basic common shares outstanding	63.0	62.5	62.6	62.5
Shares related to stock options and restricted stock units	3.3	3.5	3.5	—
Diluted common shares outstanding	66.3	66.0	66.1	62.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Shares related to stock options	1.1	2.8	1.7	2.9
Shares related to restricted stock units	0.5	1.8	0.3	4.6
Shares excluded from the computation	1.6	4.6	2.0	7.5

Note 13 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 17% and 18% of total revenue for the three and six months ended June 30, 2017, respectively, and 18% and 19% of total revenue for the three and six months ended June 30, 2016, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Global Funds Transfer revenue:
Money transfer revenue	$356.9	$372.1	$698.6	$717.0
Bill payment revenue	20.7	23.2	45.8	47.3
Total Global Funds Transfer revenue	377.6	395.3	744.4	764.3
Financial Paper Products revenue:
Money order revenue	16.7	12.9	29.2	25.6
Official check revenue	15.7	6.1	22.5	11.5
Total Financial Paper Products revenue	32.4	19.0	51.7	37.1
Total revenue	$410.0	$414.3	$796.1	$801.4
The following table is a summary of the operating income by segment and detail of the income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Global Funds Transfer operating income	$14.7	$19.7	$40.8	$43.4
Financial Paper Products operating income	17.2	4.6	22.0	9.1
Total segment operating income	31.9	24.3	62.8	52.5
Other operating loss	(12.1)	(8.1)	(20.9)	(13.2)
Total operating income	19.8	16.2	41.9	39.3
Interest expense	11.2	11.2	22.0	22.5
Income before income taxes	$8.6	$5.0	$19.9	$16.8
The following table sets forth the assets by segment:

(Amounts in millions)	June 30, 2017	December 31, 2016
Global Funds Transfer	$2,178.7	$2,213.9
Financial Paper Products	2,064.0	2,198.3
Other	167.7	185.2
Total assets	$4,410.4	$4,597.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 87% and 88% of total revenue for the three and six months ended June 30, 2017, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
During the first half of 2017, worldwide political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, historically low oil prices, weak currencies, low currency reserves, currency controls and restricted lending activity, among other factors. Also, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to the volatility. The remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country during the first half of 2017.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional volatility and uncertainty in global markets and currency exchange rates. So far the primary impact of Brexit has been the weakening of the British pound compared to the U.S. dollar, which has negatively impacted our reported revenue on a year-over-year basis. However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, which lessens the currency impact. We are currently unable to determine the long term impact that Brexit will have on us and the global economic environment, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors, and we will continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways. We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to grow our revenues and diversify our product and service offerings. Digital solutions revenue for the three and six months ended June 30, 2017 was $52.0 million and $103.2 million, respectively, or 15% of money transfer revenue for each period. Digital solutions revenue for the three and six months ended June 30, 2016 was $47.2 million and $92.4 million, respectively, or 13% of money transfer revenue for each period.
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
We see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. The strengthened U.S. dollar and political instability, which have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries, may continue to impact our business in 2017. Additionally, competitors' pricing continues to negatively affect our growth in the U.S. to U.S. channel, along with geopolitical issues in Africa, which have restricted our ability to transact.
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
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). For the six months ended June 30, 2017, the Company has invested $19.2 million in its compliance enhancement program, which includes $13.2 million of capital expenditures and $6.0 million of expenses incurred.
In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received four annual reports from the compliance monitor and we are continuing to make investments in our compliance systems and operations as part of our compliance enhancement program. We incurred $5.4 million and $8.2 million of expense directly related to the compliance monitor for the three and six months ended June 30, 2017, respectively.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
REVENUE
Fee and other revenue	$391.1	$409.9	(5)%	$771.4	$793.3	(3)%
Investment revenue	18.9	4.4	NM	24.7	8.1	NM
Total revenue	410.0	414.3	(1)	796.1	801.4	(1)
EXPENSES
Fee and other commissions expense	194.2	203.5	(5)	380.2	394.5	(4)
Investment commissions expense	2.0	0.6	NM	3.3	1.1	NM
Total commissions expense	196.2	204.1	(4)	383.5	395.6	(3)
Compensation and benefits	66.9	74.4	(10)	138.4	146.1	(5)
Transaction and operations support	90.3	83.1	9	161.9	147.6	10
Occupancy, equipment and supplies	18.2	16.0	14	33.5	31.2	7
Depreciation and amortization	18.6	20.5	(9)	36.9	41.6	(11)
Total operating expenses	390.2	398.1	(2)	754.2	762.1	(1)
OPERATING INCOME	19.8	16.2	22	41.9	39.3	7
Other expense
Interest expense	11.2	11.2	—	22.0	22.5	(2)
Total other expense	11.2	11.2	—	22.0	22.5	(2)
Income before income taxes	8.6	5.0	72	19.9	16.8	18
Income tax expense	2.4	1.9	26%	4.9	17.9	(73)%
NET INCOME (LOSS)	$6.2	$3.1	NM	$15.0	$(1.1)	NM
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Money transfer fee and other revenue	$356.9	$372.1	(4)%	$698.6	$717.0	(3)%
Bill payment fee and other revenue	20.7	23.2	(11)	45.8	47.3	(3)
Global Funds Transfer fee and other revenue	$377.6	$395.3	(4)	$744.4	$764.3	(3)
Fee and other commissions expense	$193.9	$203.2	(5)%	$379.5	$394.1	(4)%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2016	$372.1	$717.0
Change resulting from:
Corridor mix	(11.8)	(21.3)
Money transfer volume	7.9	22.6
Average face value per transaction and pricing	(5.8)	(12.0)
Impact from changes in exchange rates	(5.7)	(11.4)
Other	0.2	3.7
For the period ended June 30, 2017	$356.9	$698.6
For the three and six months ended June 30, 2017, the decrease in money transfer fee and other revenue was primarily driven by a negative change in corridor mix, a decrease in the average face value per transaction and pricing and the stronger U.S. dollar compared to prior year, partially offset by increased Non-U.S. and U.S. Outbound money transfer volume discussed further below.
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 vs 2016	2017 vs 2016
Total money transfer fee and other revenue	(4)%	(3)%
U.S. Outbound	2%	2%
Non-U.S.	(6)%	(3)%
U.S. to U.S.	(16)%	(16)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Outbound	44%	43%	43%	44%
Non-U.S.	44%	42%	44%	41%
U.S. to U.S.	12%	15%	13%	15%
The following table displays year-over-year money transfer transaction growth by geographic channel (the region originating the transaction):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 vs 2016	2017 vs 2016
Total transactions	2%	3%
U.S. Outbound	3%	3%
Non-U.S.	6%	10%
U.S. to U.S.	(13)%	(14)%
For the three and six months ended June 30, 2017, total money transfer fee and other revenue decreased by 4% and 3%, respectively, and total money transfer transactions grew by 2% and 3%, respectively. The U.S. Outbound channel generated 2% revenue growth for the three and six months ended June 30, 2017, and 3% transaction growth for each period. The revenue and transaction growth was primarily driven by sends to Latin America, which was partially offset by the discontinuation of our full-service kiosk offerings in the first half of 2016. The U.S. Outbound channel accounted for 44% and 43% of our total money transfer transactions for the three and six months ended June 30, 2017, respectively.
For the three and six months ended June 30, 2017, the Non-U.S. channel money transfer fee and other revenue declined by 6% and 3%, respectively, and the transaction growth was 6% and 10%, respectively, for the same periods. The decline in revenue was driven by a decrease in average face value per transaction and pricing and geopolitical issues in Africa. The decline was partially offset by transaction growth in Europe, Latin America and the Middle East. The Non-U.S. channel accounted for 44% of total money transfer transactions for both the three and six months ended June 30, 2017.
For the three and six months ended June 30, 2017, the U.S. to U.S. channel money transfer fee and other revenue declined by 16%, and transactions declined by 13% and 14%, respectively, for the same periods. The decline was primarily due to lower volume of transactions. The U.S. to U.S. channel accounted for 12% and 13% of total money transfer transactions for the three and six months ended June 30, 2017, respectively.
Bill Payment Fee and Other Revenue
For the three and six months ended June 30, 2017, bill payment fee and other revenue decreased by 11% and 3%, respectively, primarily as a result of a decrease in transactions. Bill payment transactions decreased by 15% and 9% for the three and six months ended June 30, 2017, respectively.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2016	$203.2	$394.1
Change resulting from:
Money transfer revenue	(4.6)	(3.4)
Impact from changes in exchange rates	(3.0)	(6.0)
Bill payment volume and commission rates	(1.8)	(2.0)
Signing bonus amortization	0.4	(0.6)
Money transfer corridor and agent mix	(0.3)	(2.6)
For the period ended June 30, 2017	$193.9	$379.5
For the three and six months ended June 30, 2017, fee and other commissions expense decreased by $9.3 million and $14.6 million, respectively. The decrease in fee and other commissions expense was primarily driven by the decrease in money transfer revenue, the impact from a stronger U.S. dollar compared to prior year and the decrease in bill payment volume and commission rates. Fee and other commissions expense as a percentage of fee and other revenue remained flat for the three months ended June 30, 2017. For the six months ended June 30, 2017, fee and other commissions expense as a percentage of fee and other revenue decreased to 51% from 52% for the same period in 2016.
Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three and six months ended June 30, 2017 and 2016. Investment revenue and investment commissions expense are not included in the following analysis. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Money order fee and other revenue	$10.8	$11.5	(6)%	$21.6	$23.1	(6)%
Official check fee and other revenue	2.7	3.1	(13)	5.4	5.9	(8)
Financial Paper Product fee and other revenue	$13.5	$14.6	(8)	$27.0	$29.0	(7)
Fee and other commissions expense	$0.3	$0.3	—%	$0.7	$0.4	75%
NM=Not meaningful
For the three and six months ended months ended June 30, 2017, Financial Paper Product fee and other revenue decreased primarily due to transaction declines attributed to the migration by consumers to other payment methods.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Investment revenue	$18.9	$4.4	NM	$24.7	$8.1	NM
Investment commissions expense (1)	2.0	0.6	NM	3.3	1.1	NM
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
Investment revenue increased for the three and six months ended June 30, 2017 when compared to the same periods in 2016 due to the increase in investment income from the redemption of an asset-backed security as well as higher yields and investment balances. See Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources" section below for additional disclosure related to the redemption.
Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$66.9	16%	$74.4	18%	$138.4	17%	$146.1	18%
Transaction and operations support	90.3	22	83.1	20	161.9	20	147.6	18
Occupancy, equipment and supplies	18.2	4	16.0	4	33.5	4	31.2	4
Depreciation and amortization	18.6	5	20.5	5	36.9	5	41.6	5
Total operating expenses	$194.0	47%	$194.0	47%	$370.7	47%	$366.5	46%
For the three and six months ended June 30, 2017, total operating expenses as a percentage of total revenue remained relatively flat when compared to the same periods in 2016. The following factors impacted our total operating expenses for the three and six months ended June 30, 2017: a decrease in cash-based incentive compensation, expenses related to the Merger (as defined and described in Note 1 — Description of the Business and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements) and a decrease in net realized foreign exchange gains, all of which are discussed in more detail below.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2016	$74.4	$146.1
Change resulting from:
Cash-based incentive compensation	(4.1)	(5.4)
Other employee benefits	(1.7)	(0.7)
Stock-based compensation	(1.0)	(2.0)
Salaries and related payroll taxes	(0.7)	1.3
Other	—	(0.9)
For the period ended June 30, 2017	$66.9	$138.4
For the three months ended June 30, 2017, compensation and benefits expense decreased primarily due to lower cash-based incentive compensation expense and a decrease in other employee benefits driven by decreased severance costs. The decrease in compensation and benefits expense for the six months ended June 30, 2017 was driven by the same factors that impacted the three months ended June 30, 2017, but was partially offset by an increase in salaries and related payroll taxes driven by higher headcount.
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
The following is a summary of the change in transaction and operations support from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2016	$83.1	$147.6
Change resulting from:
Merger-related costs	5.6	8.4
Outsourcing, independent contractor and consultant costs	(2.7)	(7.6)
Direct monitor costs	2.6	3.5
Compliance enhancement program	2.0	1.1
Net realized foreign exchange gains	0.7	10.4
Other	(1.0)	(1.5)
For the period ended June 30, 2017	$90.3	$161.9
For the three months ended June 30, 2017, transaction and operations support expense increased primarily due to Merger-related costs, an increase in direct monitor costs and an increase in investments in the compliance enhancement program. The increase was partially offset by a decrease in costs for outsourcing, independent contractor and consultant costs. For the six months ended June 30, 2017, the increase in transaction and operations support expense was driven by the same factors that impacted the three months ended as well as a decrease in net realized foreign exchange gains related to certain currency purchases which traded outside of their historical norms in the first half of 2016.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and six months ended June 30, 2017, occupancy, equipment and supplies expense increased $2.2 million and $2.3 million, respectively, when compared to the same periods in 2016 as a result of an increase in equipment maintenance costs.

Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and six months ended June 30, 2017, depreciation and amortization decreased by $1.9 million and $4.7 million, respectively, when compared to the same periods in 2016 as a result of higher costs incurred in the first half of 2016 from the accelerated depreciation expense on our non-core point of sale equipment that was early retired.
Other Expenses
Interest Expense
Interest expense remained relatively flat for the three months ended June 30, 2017 when compared to the same period in 2016. For the six months ended June 30, 2017, interest expense decreased $0.5 million when compared to the same period in 2016 due to our lower debt balance from additional principal payments made in the fourth quarter of 2016.
Income Taxes
The Company recognized income tax expense of $2.4 million and $4.9 million on a pre-tax income of $8.6 million and $19.9 million for the three and six months ended June 30, 2017, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three and six months ended June 30, 2017, primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security of $3.8 million and a tax benefit from the reorganization of our international business activities, partially offset by the related amortization of the deferred charge. Additionally, for the six months ended June 30, 2017, the Company recognized a tax benefit on stock-based compensation. See Note 10 — Income Taxes of the Notes to Condensed Consolidated Financial Statements for more information related to the reorganization and the amortization of the deferred charge.
For the three months ended June 30, 2016, the Company recognized an income tax expense of $1.9 million on a pre-tax income of $5.0 million which did not differ significantly from our statutory tax rate. For the six months ended June 30, 2016, the Company recognized an income tax expense of $17.9 million on pre-tax income of $16.8 million. The recorded income tax expense for the six months ended June 30, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") related to the deduction of payments previously made by the Company to the U.S. DOJ pursuant to the Deferred Prosecution Agreement with the MDPA and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.1 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Operating income:
Global Funds Transfer	$14.7	$19.7	$(5.0)	$40.8	$43.4	$(2.6)
Financial Paper Products	17.2	4.6	12.6	22.0	9.1	12.9
Total segment operating income	31.9	24.3	7.6	62.8	52.5	10.3
Other operating loss	(12.1)	(8.1)	(4.0)	(20.9)	(13.2)	(7.7)
Total operating income	$19.8	$16.2	$3.6	$41.9	$39.3	$2.6

Total operating margin	4.8%	3.9%		5.3%	4.9%
Global Funds Transfer	3.9%	5.0%		5.5%	5.7%
Financial Paper Products	53.1%	24.2%		42.6%	24.5%
For the three and six months ended June 30, 2017, the Company experienced a decrease in Global Funds Transfer segment operating income and operating margin primarily from a decrease in segment revenue when compared to the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, Financial Paper Products segment operating income and operating margin increased when compared to the three and six months ended June 30, 2016, due to higher segment revenues from the redemption of an asset-backed security described in Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements. Other operating loss increased primarily due to Merger-related costs incurred in the first half of 2017.

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
The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016	Change	2017	2016	Change
Income before income taxes	$8.6	$5.0	$3.6	$19.9	$16.8	$3.1
Interest expense	11.2	11.2	—	22.0	22.5	(0.5)
Depreciation and amortization	18.6	20.5	(1.9)	36.9	41.6	(4.7)
Signing bonus amortization	13.3	13.4	(0.1)	26.3	27.7	(1.4)
EBITDA	51.7	50.1	1.6	105.1	108.6	(3.5)
Significant items impacting EBITDA:
Merger-related costs (1)	5.7	—	5.7	8.5	—	8.5
Direct monitor costs	5.4	2.8	2.6	8.2	4.7	3.5
Compliance enhancement program	3.9	1.9	2.0	6.0	4.9	1.1
Stock-based, contingent and incentive compensation	3.5	4.5	(1.0)	7.5	10.7	(3.2)
Legal and contingent matters	0.2	0.5	(0.3)	1.4	0.7	0.7
Severance and related costs	—	1.4	(1.4)	—	1.4	(1.4)
Adjusted EBITDA	$70.4	$61.2	$9.2	$136.7	$131.0	$5.7

Adjusted EBITDA growth, as reported	15%			4%
Adjusted EBITDA growth, constant currency adjusted	19%			8%

Adjusted EBITDA	$70.4	$61.2	$9.2	$136.7	$131.0	$5.7
Cash payments for interest	(10.4)	(10.5)	0.1	(20.4)	(20.9)	0.5
Cash taxes, net	(2.9)	(2.2)	(0.7)	(3.6)	(4.6)	1.0
Cash payments for capital expenditures	(21.5)	(20.1)	(1.4)	(40.1)	(38.1)	(2.0)
Cash payments for agent signing bonuses	(8.2)	(7.2)	(1.0)	(18.4)	(14.6)	(3.8)
Adjusted Free Cash Flow	$27.4	$21.2	$6.2	$54.2	$52.8	$1.4

(1) These Merger-related costs include, but are not limited to, legal, investment banking and consultant fees and other one-time integration costs.
For the three and six months ended June 30, 2017, the Company generated EBITDA of $51.7 million and $105.1 million, respectively, and Adjusted EBITDA of $70.4 million and $136.7 million, respectively. The increase of $9.2 million and $5.7 million in Adjusted EBITDA for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016 was driven by the decrease in Total operating expenses of $7.9 million for both periods, partially offset by the decrease in Total revenue.
For the three months ended June 30, 2017, EBITDA increased by $1.6 million when compared to the same period in 2016 due to the same factors that impacted Adjusted EBITDA and a decline in severance and related costs, partially offset by Merger-related costs and increased direct monitor costs. For the six months ended June 30, 2017, EBITDA decreased by $3.5 million from the prior year as a result of Merger-related costs and increased direct monitor costs. The decline was partially offset by a decrease in stock-based, contingent and incentive compensation and severance and related costs.
For the three and six months ended June 30, 2017, Adjusted Free Cash Flow increased by $6.2 million and $1.4 million, respectively, when compared to the same periods in 2016. The increase was driven by the increase in Adjusted EBITDA, partially offset by an increase in cash payments for capital expenditures and agent signing bonuses.
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

(Amounts in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$145.1	$157.2

Settlement assets:
Settlement cash and cash equivalents	1,367.4	1,365.0
Receivables, net	859.3	999.4
Interest-bearing investments	1,153.7	1,252.1
Available-for-sale investments	8.3	17.8
	$3,388.7	$3,634.3
Payment service obligations	$(3,388.7)	$(3,634.3)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P"), and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of June 30, 2017, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.

Available-for-sale Investments
Our investment portfolio includes $8.3 million of available-for-sale investments as of June 30, 2017. U.S. government agency residential mortgage-backed securities composed $6.5 million of our available-for-sale investments, while asset-backed and other securities composed the remaining $1.8 million.
For the three and six months ended June 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. As of June 30, 2017, the Company had $12.7 million in Receivables, net for the redemption. See Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the redemption.
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
The following table is a summary of the Company’s outstanding debt:

	June 30, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.40%	$919.1	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(7.4)		(8.8)
Total debt, net		$911.7		$915.2
As of June 30, 2017, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $125.0 million of borrowing capacity thereunder. The Company's effective interest rate increased from 4.25% as of December 31, 2016 to 4.40% as of June 30, 2017 due to an increase in the Eurodollar rate.
The 2013 Credit Agreement, as amended, contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At June 30, 2017, the Company was in compliance with its financial covenants. See Note 6 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of June 30, 2017, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ on CreditWatch Positive, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of June 30, 2017. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.

Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$31.1	$34.2
Net cash used in investing activities	(40.1)	(38.1)
Net cash used in financing activities	(3.1)	(12.0)
Net change in cash and cash equivalents	$(12.1)	$(15.9)
Cash Flows (Used in) Provided by Operating Activities
For the six months ended June 30, 2017, net cash provided by operating activities decreased by $3.1 million when compared to the same period in 2016. The decrease in cash from operating activities was driven by an increase in payments for prepaid expenses related to software licenses and maintenance, payments on our pension and postretirement benefits obligation and other legal and contingent matters, an increase in agent signing bonus payments due to timing of agent expansion and retention efforts, partially offset by an increase in net income of $16.1 million.
Cash Flows Used in Investing and Financing Activities
For the six months ended June 30, 2017 and 2016, investing activities used cash of $40.1 million and $38.1 million, respectively, for capital expenditures.
For the six months ended June 30, 2017, financing activities used cash of $3.1 million primarily for principal payments associated with the Term Credit Facility. For the six months ended June 30, 2016, financing activities used cash of $12.0 million primarily for principal payments associated with the Term Credit Facility and stock repurchases.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2017. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Wal-Mart Stores, Inc., through its introduction of competing white label money transfer products or otherwise;

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, L.P., Goldman, Sachs & Co. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On July 24, 2017, the plaintiff voluntarily dismissed its complaint without prejudice.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax

Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.0 million on amounts that have previously been accrued.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock is not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2017, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended June 30, 2017, the Company did not repurchase any common shares.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 7, 2017	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1+
Agreement and Plan of Merger, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and, solely for purposes of certain specified provisions thereof, Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

2.2
First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 17, 2017).

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
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

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