Form 10-Q
period 2017-09-30
MONEYGRAM INTERNATIONAL INC
filed 2017-11-02
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2017

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
As of November 1, 2017, 54,231,330 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$170.4	$157.2
Settlement assets	3,499.5	3,634.3
Property and equipment, net	215.0	201.0
Goodwill	442.2	442.2
Other assets	219.0	162.7
Total assets	$4,546.1	$4,597.4

LIABILITIES
Payment service obligations	$3,499.5	$3,634.3
Debt, net	909.9	915.2
Pension and other postretirement benefits	84.2	99.0
Accounts payable and other liabilities	236.5	164.5
Total liabilities	4,730.1	4,813.0

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at September 30, 2017 and December 31, 2016	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at September 30, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	1,031.3	1,020.3
Retained loss	(1,282.9)	(1,252.6)
Accumulated other comprehensive loss	(50.8)	(56.1)
Treasury stock: 4,605,928 and 6,058,856 shares at September 30, 2017 and December 31, 2016, respectively	(66.1)	(111.7)
Total stockholders’ deficit	(184.0)	(215.6)
Total liabilities and stockholders’ deficit	$4,546.1	$4,597.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2017	2016	2017	2016
REVENUE
Fee and other revenue	$390.1	$408.2	$1,161.5	$1,201.5
Investment revenue	7.7	4.6	32.4	12.7
Total revenue	397.8	412.8	1,193.9	1,214.2
EXPENSES
Fee and other commissions expense	190.1	199.9	570.3	594.4
Investment commissions expense	2.6	0.6	5.9	1.7
Total commissions expense	192.7	200.5	576.2	596.1
Compensation and benefits	69.1	72.5	207.5	218.9
Transaction and operations support	78.3	79.5	240.2	227.1
Occupancy, equipment and supplies	15.5	15.6	49.0	46.8
Depreciation and amortization	18.9	18.6	55.8	60.2
Total operating expenses	374.5	386.7	1,128.7	1,149.1
OPERATING INCOME	23.3	26.1	65.2	65.1
Other expense
Interest expense	11.6	11.3	33.6	33.8
Total other expense	11.6	11.3	33.6	33.8
Income before income taxes	11.7	14.8	31.6	31.3
Income tax expense	4.0	4.7	8.9	22.4
NET INCOME	$7.7	$10.1	$22.7	$8.9

EARNINGS PER COMMON SHARE
Basic	$0.12	$0.16	$0.36	$0.14
Diluted	$0.12	$0.15	$0.34	$0.13

Weighted-average outstanding common shares and equivalents used in computing earnings per common share
Basic	63.1	62.2	62.8	62.4
Diluted	66.2	66.4	66.2	66.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
NET INCOME	$7.7	$10.1	$22.7	$8.9
OTHER COMPREHENSIVE INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.0 for the three and nine months ended September 30, 2017, respectively, and $0.0 and $0.1 for the three and nine months ended September 30, 2016, respectively	(0.4)	—	3.8	(0.2)
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the three and nine months ended September, 30, 2017 and 2016	—	—	(12.2)	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.5 and $0.4 for the three months ended September 30, 2017 and 2016, respectively, and $1.2 and $1.5 for the nine months ended September 30, 2017 and 2016, respectively	0.7	0.9	2.1	2.5
Valuation adjustment for pension and postretirement benefits, net of tax expense of $0.1 and $0.0 for the three and nine months ended September 30, 2017, and 2016, respectively	(0.3)	—	(0.3)	—
Unrealized foreign currency translation adjustments, net of tax expense of $2.2 and $0.2 for the three months ended September 30, 2017 and 2016, respectively, and $6.2 and $2.0 for the nine months ended September 30, 2017 and 2016, respectively	4.9	0.4	11.9	(0.7)
Other comprehensive income	4.9	1.3	5.3	1.6
COMPREHENSIVE INCOME	$12.6	$11.4	$28.0	$10.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22.7	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.8	60.2
Signing bonus amortization	39.0	41.0
Signing bonus payments	(24.6)	(17.2)
Amortization of debt issuance costs and debt discount	2.4	2.5
Non-cash compensation and pension expense	15.4	19.1
Gain on redemption of asset-backed security	(12.2)	—
Change in other assets	(60.4)	2.7
Change in accounts payable and other liabilities	48.0	(29.4)
Other non-cash items, net	3.7	(0.7)
Net cash provided by operating activities	89.8	87.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63.1)	(60.4)
Net cash used in investing activities	(63.1)	(60.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.3)	(7.3)
Proceeds from exercise of stock options	1.8	—
Stock repurchases	—	(7.5)
Payment for contingent consideration	—	(0.7)
Payments to tax authorities for stock-based compensation	(8.0)	(2.6)
Net cash used in financing activities	(13.5)	(18.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	13.2	8.6
CASH AND CASH EQUIVALENTS—Beginning of period	157.2	164.5
CASH AND CASH EQUIVALENTS—End of period	$170.4	$173.1
Supplemental cash flow information:
Cash payments for interest	$31.1	$31.4
Cash taxes, net	$6.4	$7.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2017	$183.9	$0.6	$1,020.3	$(1,252.6)	$(56.1)	$(111.7)	$(215.6)
Net income	—	—	—	22.7	—	—	22.7
Stock-based compensation activity	—	—	11.0	(53.0)	—	45.6	3.6
Other comprehensive income	—	—	—	—	5.3	—	5.3
September 30, 2017	$183.9	$0.6	$1,031.3	$(1,282.9)	$(50.8)	$(66.1)	$(184.0)
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Immaterial error correction — During the third quarter of 2017, the Company noted an error with respect to the defined pension plan (the “Pension Plan”). The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. Accordingly, the Company adjusted its consolidated financial statements for the period ended December 31, 2016. The adjustment has no impact to "Total liabilities and stockholders' deficit" on the Consolidated Balance Sheet as of December 31, 2016. The effect of the correction is as follows:

	December 31, 2016
(Amounts in millions)	As Previously Reported	Correction	As Corrected
LIABILITIES
Pension and other postretirement benefits	$87.6	$11.4	$99.0
Accounts payable and other liabilities	$168.7	$(4.2)	$164.5

STOCKHOLDERS’ DEFICIT
Retained loss	$(1,247.6)	$(5.0)	$(1,252.6)
Accumulated other comprehensive loss	$(53.9)	$(2.2)	$(56.1)
The impact of the immaterial error correction on "Compensation and benefits" and "Net income" on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, was an increase of $0.1 million and $0.4 million to compensation and benefits, and a decrease of $0.1 million and $0.2 million to net income, respectively.

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
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company will not be early adopting these standards and will use the cumulative effect transition method upon adoption. Based on our initial evaluation for money transfer and bill payment services provided by the Global Funds Transfer segment, the Company has determined that each of these services includes only one performance obligation to the customer and the satisfaction of that performance obligation occurs at a point in time, which is not a change from how we currently recognize revenue. Management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements and our internal controls over financial reporting. Management is finalizing its disclosure requirements of this standard.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra- Entity Transfers of Assets Other Than Inventory. This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company will not be early adopting this standard but, upon adoption, will use the modified retrospective approach, which will result in a reclassification of a net deferred charge of approximately $52.0 million from “Other assets” to “Retained loss” on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	September 30, 2017	December 31, 2016
Settlement assets:
Settlement cash and cash equivalents	$1,418.0	$1,365.0
Receivables, net	920.1	999.4
Interest-bearing investments	1,153.9	1,252.1
Available-for-sale investments	7.5	17.8
	$3,499.5	$3,634.3
Payment service obligations	$(3,499.5)	$(3,634.3)

Note 3 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$6.1	$—	$6.1
Asset-backed and other securities	—	1.4	1.4
Forward contracts	1.5	—	1.5
Total financial assets	$7.6	$1.4	$9.0
Financial liabilities:
Forward contracts	$0.5	$—	$0.5

December 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.2	$—	$7.2
Asset-backed and other securities	—	10.6	10.6
Forward contracts	2.4	—	2.4
Total financial assets	$9.6	$10.6	$20.2
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Beginning balance	$1.8	$11.0	$10.6	$11.6
Principal paydowns	—	(0.3)	(0.8)	(1.1)
Change in unrealized gains	(0.4)	0.2	3.8	0.3
Net realized gains	—	(0.3)	(12.2)	(0.2)
Ending balance	$1.4	$10.6	$1.4	$10.6
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Senior secured credit facility	$915.5	$912.5	$916.7	$924.0
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2017 and December 31, 2016.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2017	December 31, 2016
Cash	$1,583.1	$1,514.5
Money market securities	5.4	7.7
Cash and cash equivalents (1)	1,588.5	1,522.2
Interest-bearing investments	1,153.9	1,252.1
Available-for-sale investments	7.5	17.8
Total investment portfolio	$2,749.9	$2,792.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.

The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
(Amounts in millions)
September 30, 2017
Residential mortgage-backed securities	$5.5	$0.6	$6.1
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.7	$1.8	$7.5

December 31, 2016
Residential mortgage-backed securities	$6.6	$0.6	$7.2
Asset-backed and other securities	1.0	9.6	10.6
Total	$7.6	$10.2	$17.8
As of September 30, 2017 and December 31, 2016, 81% and 40%, respectively, of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended September 30, 2017 and 2016, the Company had nominal net realized losses from its available-for-sale portfolio. For the nine months ended September 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. For the nine months ended September 30, 2016, the Company had nominal net realized losses from its available-for-sale portfolio. The Company had nominal and no unrealized losses in its available-for-sale portfolio as of September 30, 2017 and December 31, 2016, respectively. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 8 — Stockholders' Deficit.
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

Note 5 — Derivative Financial Instruments

The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Net realized foreign currency gains	$3.6	$0.9	$17.9	$5.5
Net (losses) gains from the related forward contracts	(2.0)	0.7	(12.2)	10.6
Net gains from foreign currency transactions and related forward contracts	$1.6	$1.6	$5.7	$16.1

As of September 30, 2017 and December 31, 2016, the Company had $348.9 million and $294.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Other assets	$1.6	$2.6	$(0.1)	$(0.2)	$1.5	$2.4

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$0.6	$0.3	$(0.1)	$(0.2)	$0.5	$0.1
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

Note 6 — Debt

The following is a summary of the Company’s outstanding debt:

	September 30, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.55%	$916.7	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(6.8)		(8.8)
Total debt, net		$909.9		$915.2
Revolving Credit Facility — As of September 30, 2017, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $125.0 million of availability thereunder. The Company's effective interest rate on senior secured borrowings increased from 4.25% as of December 31, 2016 to 4.55% as of September 30, 2017 due to an increase in the Eurodollar rate.
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

The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $170.4 million and $157.2 million as of September 30, 2017 and December 31, 2016, respectively.
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
As of September 30, 2017, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.49 to 1.00 and our secured leverage ratio was 3.395 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 7 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's Pension Plan and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Interest cost	$1.8	$1.7	$4.9	$5.2
Expected return on plan assets	(1.3)	(1.2)	(3.8)	(3.8)
Amortization of net actuarial loss	1.3	1.4	3.5	4.3
Net periodic benefit expense	$1.8	$1.9	$4.6	$5.7
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Amortization of prior service credit	$(0.1)	$(0.1)	$(0.3)	$(0.4)
Amortization of net actuarial loss	—	—	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)	$(0.2)	$(0.3)

Note 8 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three or nine months ended September 30, 2017 or September 30, 2016.

Accumulated Other Comprehensive Loss — The following tables summarize the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2017	$10.8	$(19.9)	$(47.0)	$(56.1)
Other comprehensive income before reclassification	3.8	11.9	(0.3)	15.4
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	2.1	(10.1)
Net current period other comprehensive (loss) income	(8.4)	11.9	1.8	5.3
September 30, 2017	$2.4	$(8.0)	$(45.2)	$(50.8)

January 1, 2016	$11.1	$(13.5)	$(48.4)	$(50.8)
Other comprehensive loss before reclassification	—	(0.7)	—	(0.7)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	2.5	2.3
Net current period other comprehensive (loss) income	(0.2)	(0.7)	2.5	1.6
September 30, 2016	$10.9	$(14.2)	$(45.9)	$(49.2)
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Location
(Amounts in millions)	2017	2016	2017	2016
Change in unrealized gains on securities classified as available-for-sale, before tax	$—	$(0.2)	$(12.2)	$(0.3)	"Investment revenue"
Tax expense	—	0.1	—	0.1
Total, net of tax	—	(0.1)	(12.2)	(0.2)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.4)	"Compensation and benefits"
Amortization of net actuarial loss	1.3	1.4	3.6	4.4	"Compensation and benefits"
Total before tax	1.2	1.3	3.3	4.0
Tax benefit	(0.5)	(0.4)	(1.2)	(1.5)
Total, net of tax	0.7	0.9	2.1	2.5

Total reclassified for the period, net of tax	$0.7	$0.8	$(10.1)	$2.3

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Expense recognized related to stock options	$0.1	$0.6	$0.5	$2.2
Expense recognized related to restricted stock units	3.4	3.6	10.5	11.5
Stock-based compensation expense	$3.5	$4.2	$11.0	$13.7
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2016	2,485,461	$18.02	4.0 years	$—
Exercised	(109,731)	14.49
Forfeited/Expired	(335,790)	21.10
Options outstanding at September 30, 2017	2,039,940	$17.70	3.1 years	$2.2
Vested or expected to vest at September 30, 2017	2,039,775	$17.70	3.1 years	$2.2
Options exercisable at September 30, 2017	2,018,170	$17.74	3.0 years	$2.2
As of September 30, 2017, the unrecognized stock option expense related to outstanding options was nominal with a remaining weighted-average vesting period of 0.1 years.
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
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2016	4,630,038	$7.68	0.9 years	$54.7
Granted	1,361,986	12.87
Vested and converted to shares	(2,010,441)	7.59
Forfeited	(635,873)	13.35
Restricted stock units outstanding at September 30, 2017	3,345,710	$8.77	1.0 years	$53.9
Restricted stock units vested and outstanding at September 30, 2017	32,680	$6.12		$0.5

As of September 30, 2017, the Company’s outstanding restricted stock units had unrecognized compensation expense of $17.5 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested and converted was $0.9 million and $15.3 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $14.7 million for the three and nine months ended September 30, 2016, respectively.

Note 10 — Income Taxes

The Company recognized income tax expense of $4.0 million and $8.9 million on a pre-tax income of $11.7 million and $31.6 million for the three and nine months ended September 30, 2017, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three months ended September 30, 2017, primarily due to a net favorable change in estimate for certain tax credits generated in both 2017 and 2016. For the nine months ended September 30, 2017, the recorded income tax expense differs from taxes calculated at the statutory rate primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security, a tax benefit on stock-based compensation, a benefit on the estimated income tax credits generated in 2017 and a tax benefit from the reorganization of our international business activities, partially offset by the related amortization of the deferred charge. For more information related to the redemption see Note 4 — Investment Portfolio.
For the three months ended September 30, 2016, the Company recognized income tax expense of $4.7 million on pre-tax income of $14.8 million. The recorded income tax differs from the taxes calculated at the statutory rate primarily due to a favorable change in estimate for certain tax credits generated in both 2016 and 2015. For the nine months ended September 30, 2016, the Company recognized an income tax expense of $22.4 million on pre-tax income of $31.3 million. The recorded income tax expense for the nine months ended September 30, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the IRS related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement with the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.6 million on share-based compensation and a tax expense of $1.6 million related to non-deductible executive compensation, offset by $1.7 million of tax benefit related to the Company's increase in estimate for certain tax credits.
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
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the liability for unrecognized tax benefits was $32.2 million and $24.2 million, respectively, and the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $24.7 million and $16.7 million, respectively. For the nine months ended September 30, 2017, the Company's unrecognized tax benefits increased by $8.0 million primarily as a result of a reorganization of our international business activities. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017, the Company's accrual for interest and penalties increased by $1.7 million. For the nine months ended September 30, 2016, the Company's accrual for interest and penalties increased by $1.0 million, which was offset by $0.5 million from the settlement of the U.S. DOJ tax matter. As of September 30, 2017 and December 31, 2016, the Company had a liability of $8.1 million and $6.4 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the Company's litigation related to its securities losses discussed below in Note 11 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. As of September 30, 2017, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
In the first half of 2017, the Company initiated a reorganization to more closely align our operations to our international business activities, which resulted in a deferred charge of $60.2 million recorded in "Other assets" with an offset to "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2017. The deferred charge is amortized on a straight-line basis over five years through the Company's estimated annual effective tax rate as a component of "Income tax expense" in the Condensed Consolidated Statements of Operations. As of September 30, 2017, the net deferred charge balance was $54.3 million.

Note 11 — Commitments and Contingencies

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Affiliates of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. (collectively, the “Investors”) have a Participation Agreement (the “Participation Agreement”) with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. Upon completion of the proposed Merger, described in Note 1 — Description of the Business and Basis of Presentation, the Company may recognize an expense and a corresponding increase to additional paid-in capital in regards to the Participation Agreement of approximately $30 million. As of September 30, 2017, the Company has not recognized any further liability or expense because completion of the Merger remains subject to certain closing conditions that have not yet been satisfied.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $0.6 million and $1.2 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. A nominal charge was recorded in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2017, while a charge of $0.9 million was recorded for legal proceedings during the nine months ended September 30, 2017 in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations. A nominal charge was recorded for legal proceedings during the three and nine months ended September 30, 2016.
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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition, or operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice ("U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a five-year deferred prosecution agreement (the "DPA") with the MDPA and U.S. DOJ dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the MDPA and the DOJ (collectively, the “Government”) that the term of the Company’s DPA be extended for 90 days to February 6, 2018 during which the Company and the Government can discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during such 90 day period (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of September 30, 2017. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $18.3 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Basic common shares outstanding	63.1	62.2	62.8	62.4
Shares related to stock options and restricted stock units	3.1	4.2	3.4	3.8
Diluted common shares outstanding	66.2	66.4	66.2	66.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Shares related to stock options	1.6	2.7	1.7	2.8
Shares related to restricted stock units	0.3	0.8	0.2	0.8
Shares excluded from the computation	1.9	3.5	1.9	3.6

Note 13 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 18% of total revenue for the three and nine months ended September 30, 2017, and 18% and 19% of total revenue for the three and nine months ended September 30, 2016, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Global Funds Transfer revenue:
Money transfer revenue	$356.8	$369.3	$1,055.4	$1,086.3
Bill payment revenue	20.3	24.6	66.1	71.9
Total Global Funds Transfer revenue	377.1	393.9	1,121.5	1,158.2
Financial Paper Products revenue:
Money order revenue	12.8	12.6	42.0	38.2
Official check revenue	7.9	6.3	30.4	17.8
Total Financial Paper Products revenue	20.7	18.9	72.4	56.0
Total revenue	$397.8	$412.8	$1,193.9	$1,214.2
The following table is a summary of the operating income by segment and detail of the income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Global Funds Transfer operating income	$29.6	$26.6	$70.4	$70.0
Financial Paper Products operating income	4.6	4.5	26.6	13.6
Total segment operating income	34.2	31.1	97.0	83.6
Other operating loss	(10.9)	(5.0)	(31.8)	(18.5)
Total operating income	23.3	26.1	65.2	65.1
Interest expense	11.6	11.3	33.6	33.8
Income before income taxes	$11.7	$14.8	$31.6	$31.3
The following table sets forth the assets by segment:

(Amounts in millions)	September 30, 2017	December 31, 2016
Global Funds Transfer	$2,315.4	$2,213.9
Financial Paper Products	2,036.0	2,198.3
Other	194.7	185.2
Total assets	$4,546.1	$4,597.4

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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 360,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 90% and 88% of total revenue for the three and nine months ended September 30, 2017, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
During the nine months ended September 30, 2017, worldwide political and economic conditions remained highly variable, as evidenced by economic uncertainty in key markets, weak currencies, low currency reserves, currency controls, and a volatile immigration environment, among other factors. Also, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to the volatility. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country.
We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. In addition to the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. We have continued to implement solutions to comply with various government and other regulatory programs around the globe as well as introduce self-imposed compliance measures to further protect our customers and the integrity of our network.
We also continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways. We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to grow our revenues and diversify our product and service offerings to meet consumers' needs. Digital solutions revenue for the three and nine months ended September 30, 2017 was $52.7 million and $155.9 million, respectively, or 15% of money transfer revenue for each period. Digital solutions revenue for the three and nine months ended September 30, 2016 was $49.6 million and $142.0 million, respectively, or 13% of money transfer revenue for each period. Moneygram.com, which was 43% and 25% of Digital solutions revenue for the three and nine months ended September 30, 2017, respectively, grew by 23% and 26%, respectively, over the same periods in 2016.
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
We continue to see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. However, the strengthened U.S. dollar and political instability, which have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries, may continue to impact our business in 2017. Additionally, competitors' pricing continues to negatively affect our growth in the U.S. to U.S. channel, along with macroeconomic issues in Africa, which have restricted our ability to transact.
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
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). For the nine months ended September 30, 2017, the Company has invested $23.3 million in its compliance enhancement program, which includes $14.9 million of capital expenditures and $8.4 million of expenses incurred.
In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received four annual reports from the compliance monitor and we are continuing to make investments in our compliance systems and operations as part of our compliance enhancement program. We incurred $4.4 million and $12.6 million of expense directly related to the compliance monitor for the three and nine months ended September 30, 2017, respectively.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
REVENUE
Fee and other revenue	$390.1	$408.2	(4)%	$1,161.5	$1,201.5	(3)%
Investment revenue	7.7	4.6	67	32.4	12.7	NM
Total revenue	397.8	412.8	(4)	1,193.9	1,214.2	(2)
EXPENSES
Fee and other commissions expense	190.1	199.9	(5)	570.3	594.4	(4)
Investment commissions expense	2.6	0.6	NM	5.9	1.7	NM
Total commissions expense	192.7	200.5	(4)	576.2	596.1	(3)
Compensation and benefits	69.1	72.5	(5)	207.5	218.9	(5)
Transaction and operations support	78.3	79.5	(2)	240.2	227.1	6
Occupancy, equipment and supplies	15.5	15.6	(1)	49.0	46.8	5
Depreciation and amortization	18.9	18.6	2	55.8	60.2	(7)
Total operating expenses	374.5	386.7	(3)	1,128.7	1,149.1	(2)
OPERATING INCOME	23.3	26.1	(11)	65.2	65.1	—
Other expense
Interest expense	11.6	11.3	3	33.6	33.8	(1)
Total other expense	11.6	11.3	3	33.6	33.8	(1)
Income before income taxes	11.7	14.8	(21)	31.6	31.3	1
Income tax expense	4.0	4.7	(15)	8.9	22.4	(60)
NET INCOME	$7.7	$10.1	(24)%	$22.7	$8.9	NM
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Money transfer fee and other revenue	$356.8	$369.3	(3)%	$1,055.4	$1,086.3	(3)%
Bill payment fee and other revenue	20.3	24.6	(17)	66.1	71.9	(8)
Global Funds Transfer fee and other revenue	$377.1	$393.9	(4)	$1,121.5	$1,158.2	(3)
Fee and other commissions expense	$189.8	$199.5	(5)%	$569.3	$593.6	(4)%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2016	$369.3	$1,086.3
Change resulting from:
Corridor mix	(8.6)	(30.3)
Average face value per transaction and pricing	(7.2)	(18.8)
Impact from changes in exchange rates	4.3	(7.1)
Money transfer volume	0.8	23.4
Other	(1.8)	1.9
For the period ended September 30, 2017	$356.8	$1,055.4
For the three and nine months ended September 30, 2017, the decrease in money transfer fee and other revenue was primarily driven by a negative change in corridor mix and a decrease in the average face value per transaction and pricing, partially offset by increased Non-U.S. and U.S. Outbound money transfer volume discussed further below. For the three months ended September 30, 2017, the decrease in money transfer fee and other revenue was also offset by the impact from changes in exchange rates driven by the euro.
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 vs 2016	2017 vs 2016
Total money transfer fee and other revenue	(3)%	(3)%
U.S. Outbound	1%	1%
Non-U.S.	(3)%	(3)%
U.S. to U.S.	(18)%	(17)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Outbound	44%	43%	43%	44%
Non-U.S.	44%	42%	44%	41%
U.S. to U.S.	12%	15%	13%	15%
The following table displays year-over-year money transfer transaction growth by geographic channel (the region originating the transaction):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 vs 2016	2017 vs 2016
Total transactions	—%	2%
U.S. Outbound	2%	3%
Non-U.S.	3%	7%
U.S. to U.S.	(14)%	(14)%
For the three and nine months ended September 30, 2017, total money transfer fee and other revenue decreased by 3%. Total money transfer transactions were flat for the three months ended September 30, 2017 and grew by 2% for the nine months ended

September 30, 2017. The U.S. Outbound channel generated 1% revenue growth for the three and nine months ended September 30, 2017, and had transaction growth of 2% and 3%, respectively, for the same periods. The revenue and transaction growth was primarily driven by increased send transactions from the U.S. to Latin America. The U.S. Outbound channel accounted for 44% and 43% of our total money transfer transactions for the three and nine months ended September 30, 2017, respectively.
For the three and nine months ended September 30, 2017, the Non-U.S. channel money transfer fee and other revenue declined by 3% and the transaction growth was 3% and 7%, respectively, for the same periods. The decline in revenue was driven by a decrease in average face value per transaction and pricing and geopolitical issues in Africa. The decline was partially offset by transaction growth in Europe, Latin America and Middle East. The Non-U.S. channel accounted for 44% of total money transfer transactions for both the three and nine months ended September 30, 2017.
For the three and nine months ended September 30, 2017, the U.S. to U.S. channel money transfer fee and other revenue declined by 18% and 17%, respectively, and transactions declined by 14% for the same periods. The decline was primarily due to lower volume of transactions. The U.S. to U.S. channel accounted for 12% and 13% of total money transfer transactions for the three and nine months ended September 30, 2017, respectively.
Bill Payment Fee and Other Revenue
For the three and nine months ended September 30, 2017, bill payment fee and other revenue decreased by 17% and 8%, respectively, as a result of a decrease in transactions. Bill payment transactions decreased by 17% and 12% for the three and nine months ended September 30, 2017, respectively.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2016	$199.5	$593.6
Change resulting from:
Money transfer revenue	(8.0)	(11.4)
Bill payment volume and commission rates	(2.8)	(4.8)
Impact from changes in exchange rates	1.9	(4.1)
Signing bonus amortization	(0.7)	(1.3)
Money transfer corridor and agent mix	(0.1)	(2.7)
For the period ended September 30, 2017	$189.8	$569.3
For the three and nine months ended September 30, 2017, fee and other commissions expense decreased by $9.7 million and $24.3 million, respectively. The decrease in fee and other commissions expense was primarily driven by the decrease in money transfer revenue and the decrease in bill payment volume and commission rates. For the three months ended September 30, 2017, fee and other commissions expense as a percentage of fee and other revenue decreased to 50% from 51% for the same period in 2016. Fee and other commissions expense as a percentage of fee and other revenue remained flat at 51% for the nine months ended September 30, 2017.
Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three and nine months ended September 30, 2017 and 2016. Investment revenue and investment commissions expense are not included in the following analysis. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Money order fee and other revenue	$10.5	$11.2	(6)%	$32.1	$34.3	(6)%
Official check fee and other revenue	2.5	3.1	(19)	7.9	9.0	(12)
Financial Paper Product fee and other revenue	$13.0	$14.3	(9)	$40.0	$43.3	(8)
Fee and other commissions expense	$0.3	$0.4	(25)	$1.0	$0.8	25
NM=Not meaningful
For the three and nine months ended months ended September 30, 2017, Financial Paper Product fee and other revenue decreased primarily due to transaction declines attributed to the migration by consumers to other payment methods.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Investment revenue	$7.7	$4.6	67%	$32.4	$12.7	NM
Investment commissions expense (1)	2.6	0.6	NM	5.9	1.7	NM
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
Investment revenue increased for the three months ended September 30, 2017 when compared to the same period in 2016 due to higher yields earned on investment balances. Investment revenue increased for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the increase in investment income from the redemption of an asset-backed security as well as higher yields and investment balances. See Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources" section below for additional disclosure related to the redemption.

Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$69.1	17%	$72.5	18%	$207.5	17%	$218.9	18%
Transaction and operations support	78.3	20	79.5	19	240.2	20	227.1	19
Occupancy, equipment and supplies	15.5	4	15.6	4	49.0	4	46.8	4
Depreciation and amortization	18.9	5	18.6	5	55.8	5	60.2	5
Total operating expenses	$181.8	46%	$186.2	45%	$552.5	46%	$553.0	46%
For the three and nine months ended September 30, 2017, total operating expenses as a percentage of total revenue remained flat when compared to the same periods in 2016. The following factors, all of which are discussed in more detail below, impacted our total operating expenses for the three and nine months ended September 30, 2017: a decrease in outsourcing, independent contractor and consultant costs, a decrease in marketing costs and a decrease in cash-based incentive compensation. The decreases were primarily offset by expenses related to the Merger (as defined and described in Note 1 — Description of the Business and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements), an increase in direct monitor costs and for the nine months ended September 30, 2017, a decrease in net realized foreign exchange gains.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2016	$72.5	$218.9
Change resulting from:
Cash-based incentive compensation	(2.8)	(8.2)
Stock-based compensation	(0.7)	(2.7)
Salaries and related payroll taxes	(0.7)	0.6
Other	0.8	(1.1)
For the period ended September 30, 2017	$69.1	$207.5
For the three months ended September 30, 2017, compensation and benefits expense decreased primarily due to lower cash-based incentive compensation expense, a decrease in salaries and related payroll taxes due to a decrease in headcount and a decrease in stock-based compensation. The decrease in compensation and benefits expense for the nine months ended September 30, 2017 was driven by the same factors that impacted the three months ended September 30, 2017, but was partially offset by an increase in salaries and related payroll taxes.
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

The following is a summary of the change in transaction and operations support from 2016 to 2017:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2016	$79.5	$227.1
Change resulting from:
Marketing costs	(2.8)	(5.3)
Merger-related costs	2.1	10.5
Outsourcing, independent contractor and consultant costs	(1.9)	(9.5)
Direct monitor costs	1.8	5.3
Compliance enhancement program	(1.6)	(0.5)
Legal expenses	0.4	2.5
Net realized foreign exchange gains	—	10.4
Other	0.8	(0.3)
For the period ended September 30, 2017	$78.3	$240.2
For the three months ended September 30, 2017, transaction and operations support expense decreased primarily due to a decrease in marketing costs, outsourcing, independent contractor and consultant costs and cost related to our compliance enhancement program. The decrease was partially offset by Merger-related costs and an increase in direct monitor costs. For the nine months ended September 30, 2017, the increase in transaction and operations support expense was driven by Merger-related costs and an increase in direct monitor costs as well as a decrease in net realized foreign exchange gains related to certain currency purchases which traded outside of their historical norms in the first half of 2016. The increase was partially offset by a decrease in outsourcing, independent contractor and consultant costs and marketing costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended September 30, 2017, occupancy, equipment and supplies expenses remained relatively flat when compared to the same period in 2016. For the nine months ended September 30, 2017, occupancy, equipment and supplies expense increased $2.2 million when compared to the same period in 2016 as a result of an increase in equipment maintenance costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
Depreciation and amortization remained relatively flat for the three months ended September 30, 2017 when compared to the same period in 2016. For the nine months ended September 30, 2017, depreciation and amortization decreased by $4.4 million when compared to the same period in 2016 as a result of higher costs incurred in the first half of 2016 from the accelerated depreciation expense on our non-core point of sale equipment that was early retired.
Other Expenses
Interest Expense
For the three months ended September 30, 2017, interest expense increased $0.3 million when compared to the same period in 2016 due to an increase in the effective interest rate. For the nine months ended September 30, 2017, interest expense decreased $0.2 million when compared to the same period in 2016 due to our lower debt balance from additional principal payments made in the fourth quarter of 2016, partially offset by the increase in the effective interest rate.
Income Taxes
The Company recognized income tax expense of $4.0 million and $8.9 million on a pre-tax income of $11.7 million and $31.6 million for the three and nine months ended September 30, 2017, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three months ended September 30, 2017, primarily due to a net favorable change in estimate for certain tax credits generated in both 2017 and 2016. For the nine months ended September 30, 2017, the recorded income tax expense differs from taxes calculated at the statutory rate primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security, a tax benefit on stock-based compensation, a benefit on the estimated income tax credits generated in 2017, and a tax benefit from the reorganization of our international business activities, partially offset by the related amortization of the deferred charge. See Note 10 — Income Taxes of the Notes to Condensed Consolidated Financial Statements for more information related to the reorganization and the amortization of the deferred charge.
For the three months ended September 30, 2016, the Company recognized an income tax expense of $4.7 million on a pre-tax income of $14.8 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to a favorable change in estimate for certain tax credits generated in both 2016 and 2015. For the nine months ended September 30, 2016, the Company recognized an income tax expense of $22.4 million on pre-tax income of $31.3 million. The recorded income tax expense for the nine months ended September 30, 2016 differs from taxes calculated at the statutory rate primarily due to an increase in tax expense of $7.7 million due to the settlement reached with the Internal Revenue Service (the "IRS") on the matter related to the deduction of payments previously made by the Company to the U.S. DOJ pursuant to the Deferred Prosecution Agreement with the MDPA and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.6 million on share-based compensation and a tax expense of $1.6 million related to non-deductible executive compensation, offset by $1.7 million of tax benefit related to the Company's increase in estimate for certain tax credits.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2017	2016		2017	2016
Operating income:
Global Funds Transfer	$29.6	$26.6	$3.0	$70.4	$70.0	$0.4
Financial Paper Products	4.6	4.5	0.1	26.6	13.6	13.0
Total segment operating income	34.2	31.1	3.1	97.0	83.6	13.4
Other operating loss	(10.9)	(5.0)	(5.9)	(31.8)	(18.5)	(13.3)
Total operating income	$23.3	$26.1	$(2.8)	$65.2	$65.1	$0.1

Total operating margin	5.9%	6.3%		5.5%	5.4%
Global Funds Transfer	7.8%	6.8%		6.3%	6.0%
Financial Paper Products	22.2%	23.8%		36.7%	24.3%
For the three and nine months ended September 30, 2017, the Company experienced an increase in Global Funds Transfer segment operating income and operating margin primarily from a decrease in fee and other commissions expense when compared to the three and nine months ended September 30, 2016. For the three months ended September 30, 2017, Financial Paper Products segment operating income remained relatively flat and the operating margin slightly decreased due to an increase in investment commissions expense. For the nine months ended September 30, 2017, Financial Paper Products segment operating income and operating margin increased when compared to the nine months ended September 30, 2016, due to higher segment revenues from the redemption of an asset-backed security described in Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements. Other operating loss for the three and nine months ended September 30, 2017, increased primarily due to Merger-related costs incurred in 2017.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016	Change	2017	2016	Change
Income before income taxes	$11.7	$14.8	$(3.1)	$31.6	$31.3	$0.3
Interest expense	11.6	11.3	0.3	33.6	33.8	(0.2)
Depreciation and amortization	18.9	18.6	0.3	55.8	60.2	(4.4)
Signing bonus amortization	12.7	13.3	(0.6)	39.0	41.0	(2.0)
EBITDA	54.9	58.0	(3.1)	160.0	166.3	(6.3)
Significant items impacting EBITDA:
Direct monitor costs	4.4	2.6	1.8	12.6	7.3	5.3
Stock-based, contingent and incentive compensation	3.5	4.2	(0.7)	11.0	14.9	(3.9)
Compliance enhancement program	2.4	3.1	(0.7)	8.4	8.0	0.4
Merger-related costs (1)	2.2	—	2.2	10.7	—	10.7
Legal and contingent matters	0.5	0.7	(0.2)	1.9	1.4	0.5
Severance and related costs	—	—	—	—	1.4	(1.4)
Adjusted EBITDA	$67.9	$68.6	$(0.7)	$204.6	$199.3	$5.3

Adjusted EBITDA growth, as reported	(1)%			3%
Adjusted EBITDA growth, constant currency adjusted	(2)%			4%

Adjusted EBITDA	$67.9	$68.6	$(0.7)	$204.6	$199.3	$5.3
Cash payments for interest	(10.7)	(10.5)	(0.2)	(31.1)	(31.4)	0.3
Cash taxes, net	(2.8)	(2.5)	(0.3)	(6.4)	(7.1)	0.7
Cash payments for capital expenditures	(23.0)	(22.3)	(0.7)	(63.1)	(60.4)	(2.7)
Cash payments for agent signing bonuses	(6.2)	(2.6)	(3.6)	(24.6)	(17.2)	(7.4)
Adjusted Free Cash Flow	$25.2	$30.7	$(5.5)	$79.4	$83.2	$(3.8)

(1) Merger-related costs include, but are not limited to, legal, investment banking and consultant fees and other one-time integration costs.
For the three and nine months ended September 30, 2017, the Company generated EBITDA of $54.9 million and $160.0 million, respectively, and Adjusted EBITDA of $67.9 million and $204.6 million, respectively. For the three months ended September 30, 2017, Adjusted EBITDA remained relatively flat. For the nine months ended September 30, 2017, Adjusted EBITDA increased when compared to the same period in 2016, primarily due to a decrease in total operating expenses driven by a decrease in outsourcing, independent contractor and consultant costs, cash-based incentive compensation expense and marketing costs.
For the three and nine months ended September 30, 2017, EBITDA decreased by $3.1 million and $6.3 million, respectively, when compared to the same periods in 2016, due to the same factors that impacted Adjusted EBITDA, Merger-related costs and increased direct monitor costs, partially offset by a decline in stock-based, contingent and incentive compensation.
For the three and nine months ended September 30, 2017, Adjusted Free Cash Flow decreased by $5.5 million and $3.8 million, respectively, when compared to the same periods in 2016. The decrease was driven by an increase in agent signing bonus payments due to timing of agent expansion and retention efforts.
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

(Amounts in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$170.4	$157.2

Settlement assets:
Settlement cash and cash equivalents	1,418.0	1,365.0
Receivables, net	920.1	999.4
Interest-bearing investments	1,153.9	1,252.1
Available-for-sale investments	7.5	17.8
	$3,499.5	$3,634.3
Payment service obligations	$(3,499.5)	$(3,634.3)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P"), and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of September 30, 2017, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $7.5 million of available-for-sale investments as of September 30, 2017. U.S. government agency residential mortgage-backed securities composed $6.1 million of our available-for-sale investments, while asset-backed and other securities composed the remaining $1.4 million.
For the nine months ended September 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. See Note 4 — Investment Portfolio of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the redemption.

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
The following table is a summary of the Company’s outstanding debt:

	September 30, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.55%	$916.7	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(6.8)		(8.8)
Total debt, net		$909.9		$915.2
As of September 30, 2017, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $125.0 million of borrowing capacity thereunder. The Company's effective interest rate on senior secured borrowings increased from 4.25% as of December 31, 2016 to 4.55% as of September 30, 2017 due to an increase in the Eurodollar rate.
The 2013 Credit Agreement, as amended, contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At September 30, 2017, the Company was in compliance with its financial covenants. See Note 6 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of September 30, 2017, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ on CreditWatch Positive, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of September 30, 2017. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Net cash provided by operating activities	$89.8	$87.1
Net cash used in investing activities	(63.1)	(60.4)
Net cash used in financing activities	(13.5)	(18.1)
Net change in cash and cash equivalents	$13.2	$8.6

Cash Flows Provided by Operating Activities
For the nine months ended September 30, 2017, net cash provided by operating activities increased by $2.7 million when compared to the same period in 2016. The increase in cash from operating activities was driven by an increase in net income, partially offset by an increase in agent signing bonus payments due to timing of agent expansion and retention efforts, payments for prepaid expenses related to software licenses and maintenance and other legal and contingent matters.
Cash Flows Used in Investing and Financing Activities
For the nine months ended September 30, 2017 and 2016, investing activities used cash of $63.1 million and $60.4 million, respectively, for capital expenditures.
For the nine months ended September 30, 2017, financing activities used cash of $13.5 million primarily for payments to tax authorities for stock-based compensation and principal payments associated with the Term Credit Facility, partially offset by proceeds from exercise of stock options. For the nine months ended September 30, 2016, financing activities used cash of $18.1 million primarily for stock repurchases, principal payments associated with the Term Credit Facility and payments to tax authorities for stock-based compensation.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2017. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's OFAC sanctions regulations. We notified OFAC of the ongoing internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice ("U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a five-year deferred prosecution agreement (the "DPA") with the MDPA and U.S. DOJ dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the MDPA and the DOJ (collectively, the “Government”) that the term of the Company’s DPA be extended for 90 days to February 6, 2018 during which the Company and the Government can discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during such 90 day period (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.3 million on amounts that have previously been accrued.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no other material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
We face possible uncertainties relating to compliance with and the extension and impact of the deferred prosecution agreement entered into with the U.S. federal government.
In November 2012, we announced that we had entered into a five-year DPA with the MDPA/U.S. DOJ relating to the period from 2003 to early 2009. Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor (the “Compliance Monitor”) for a period of five years. On November 1, 2017, the Company agreed to a stipulation with the MDPA and the DOJ (collectively, the “Government”) that the term of the Company’s DPA be extended for 90 days to February 6, 2018 during which the Company and the Government can continue to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will be able to negotiate a mutually satisfactory outcome during such 90 day period (or during any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. The terms of any agreement with the Government could impose significant additional costs upon the Company related to compliance and other required terms, which could have an adverse impact on the Company's operations. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and the monitorship. A prosecution of the Company by the Government or the imposition of significant financial penalties could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Furthermore, neither the DPA nor any agreement with the MDPA/U.S. DOJ would resolve any inquiries from other governmental agencies, which could result in additional costs, expenses and fines.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock is not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2017, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended September 30, 2017, the Company did not repurchase any common shares.
ITEM 6. EXHIBITS
The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-31950.

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

10.1*	Amendment No. 7 to Amended and Restated Master Trust Agreement, dated July 28, 2017, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (v) Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

November 2, 2017	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)