Form 10-K
period 2017-12-31
MONEYGRAM INTERNATIONAL INC
filed 2018-03-16
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
(214) 999-7552
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $499.5 million.
55,460,583 shares of common stock were outstanding as of March 8, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in select markets. Our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that 2 billion adults are unbanked, based on 2017 global data. As an alternative financial services provider, we provide these consumers with essential services to help them meet the financial demands of their daily lives. Many of our customers utilize traditional banking services but prefer to use our services based on convenience, quality of our service, trust of our brand, cost or to make urgent payments or transfers.
Our offerings include money transfers, bill payment services, money order services and official check processing. Our money transfer services are our primary revenue driver. Our services are offered in approximately 350,000 locations in more than 200 countries and territories and are primarily operated by third-party businesses ("agents"), but also include Company-operated retail locations. We also offer Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. We provide call center services 24 hours per day, 365 days per year and provide customer service in dozens of languages.
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
Termination of Merger Agreement
As previously disclosed, on January 26, 2017, the Company entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”).

The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. The parties to the Merger Agreement were advised that CFIUS clearance of the Merger would not be forthcoming. After further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement, dated January 2, 2018 (the “Termination Agreement”), pursuant to which they mutually terminated the Merger Agreement, with Alipay paying the Company a termination fee of $30.0 million. The parties also agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.
In addition, pursuant to the Termination Agreement, the Company and Alipay agreed to work collaboratively to explore and develop non-exclusive strategic initiatives to bring together their capabilities in the remittance and digital payments markets to provide their respective customers with user-friendly, rapid-response and low-cost money transfer services into China, India, the Philippines and other markets.
Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2017	2016	2015
Global Funds Transfer
Money transfer	89%	89%	89%
Bill payment	5%	6%	7%
Financial Paper Products
Money order	3%	3%	3%
Official check	3%	2%	1%
Total revenue	100%	100%	100%
See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2017, 2016 and 2015, our 10 largest agents accounted for 34%, 36% and 37%, respectively, of total revenue and 35%, 37% and 39%, respectively, of Global Funds Transfer segment revenue. Wal-Mart Stores, Inc. (“Walmart”) is our only agent that accounts for more than 10% of our total revenue. In 2017, 2016 and 2015, Walmart accounted for 17%, 18% and 19%, respectively, of total revenue. Walmart accounted for 18% of Global Funds Transfer revenue in 2017 and 19% of Global Funds Transfer segment revenue in each of 2016 and 2015.
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
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2017 and 2016 sends originated outside of the U.S. generated 47% each year and 46% in 2015, of our total Company revenue, and 50%, 49% and 48% for 2017, 2016 and 2015, respectively, of our total Global Funds Transfer segment revenue. In 2017, our Global Funds Transfer segment had total revenue of $1.5 billion.
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
In 2017, we offered our money transfer services on the internet via our moneygram.com service in the U.S., United Kingdom and Germany and through affiliate websites. Through moneygram.com, consumers have the ability to send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide or to a recipient's bank account through a debit or credit card or, in certain cases, funding with a U.S. checking account. Money transfer transactions through moneygram.com grew 24% and revenue grew 25% in 2017 over the prior year.
We also offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from a website or their mobile phone in 27 countries. We continue to expand our money transfer services to consumers through the addition of transaction-staging kiosks, ATMs, prepaid cards and direct-to-bank account products in various markets around the world.
As of December 31, 2017, our money transfer agent network had approximately 350,000 locations. Our agent network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although these sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
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
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. We offer payment options to over 13,500 billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 500 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
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
Competition — The market for money transfer and bill payment services continues to be very competitive and the World Bank estimates that in 2018 cross-border remittances will be over $600 billion. We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.

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
In 2017, our Financial Paper Products segment generated revenues of $94.0 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately six days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2017, we issued money orders through our network of over 17,500 agents and financial institution locations in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2017, we provided official check outsourcing services through approximately 800 financial institutions at approximately 5,600 branch bank locations.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice ("U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a five-year deferred prosecution agreement (the "DPA") with the MDPA and U.S. DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100.0 million that is available as restitution to victims of the consumer fraud scams perpetrated through MoneyGram agents. Also under the DPA, we have agreed, among other things, to retain an independent compliance monitor for a period of five years and in the first quarter of 2013, Aaron Marcu, a litigation partner with Freshfields Bruckhaus Deringer, LLP in New York and head of its global financial institutions litigation group, was selected as our independent compliance monitor. We have received five annual reports from the compliance monitor, and we continue to make investments in various areas related to our compliance systems and operations in order to comply with the requirements contained in the DPA and recommendations of the compliance monitor.
On November 1, 2017, the Company agreed to a stipulation with the MDPA and the DOJ (the “Government”) that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018. The purpose of the extension is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during such 45 day period (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
The Company has recorded an $85.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties. See “Risk Factors — We face possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into with the U.S. federal government” for additional information.
Anti-Money Laundering Compliance — Our services are subject to U.S. anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

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
In connection with regulatory requirements to assist in the prevention of money laundering, terrorist financing and other illegal activities and pursuant to legal obligations and authorizations, the Company makes information available to certain U.S. federal and state, as well as certain foreign, government agencies when required by law. In recent years, the Company has experienced an increase in data sharing requests by these agencies, particularly in connection with efforts to prevent money laundering or terrorist financing or reduce the risk of consumer fraud. In certain cases, the Company is also required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing or other illegal activities, and as a result the Company may inadvertently deny transactions from customers who are making legal money transfers, which could lead to liability or reputational damage. Responding to these agency requests may result in increased operational costs.
Money Transfer and Payment Instrument Licensing — In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive ("PSD"). As a result of the United Kingdom’s planned exit from the European Union, we have obtained authorization as a payment institution from the National Bank of Belgium for the conduct of our business in the European Union following the United Kingdom’s departure. In 2016, the PSD was amended by a revised Payment Services Directive (“PSD2”), which was implemented in the national law of the member states during or prior to January 2018. Among other changes, the PSD2 has increased the supervisory powers granted to member states with respect to activities performed by us and our agents in the European Union. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
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
Employees
As of December 31, 2017, we had 1,180 full-time employees in the U.S. and 1,756 full-time employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union.
Executive Officers of the Registrant
W. Alexander Holmes, age 43, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam.
Lawrence Angelilli, age 62, has served as Chief Financial Officer, since January 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer since 2014. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Joann L. Chatfield, age 52, has served as Chief Marketing Officer since May 2017. Ms. Chatfield joined MoneyGram in May 2011 and has held various roles within the Company, including Director of Marketing, U.S. and Canada, Vice President, Global Marketing Services and Head of Marketing for North and South America. Prior to joining MoneyGram, Ms. Chatfield held various management roles at Texans Credit Union and MCI, Inc. Ms. Chatfield has over 20 years of leadership experience in marketing, brand management, product marketing as well as vendor and sponsorship management.
Kamila K. Chytil, age 38, has served as Chief Global Operations Officer since May 2016. Ms. Chytil joined the Company in May 2015 as Senior Vice President of key partnerships and payments. From 2011 to May 2015, Ms. Chytil was Senior Vice President and General Manager of retail payments at Fidelity National Information Services, Inc., a global provider of financial technology solutions, where she was responsible for e-commerce, check cashing and retail payments. From 2004 to 2011, Ms. Chytil held various other management roles at Fidelity National Information Services, overseeing analytics, risk management, and operations.
Laura Gardiner, age 50, has been Chief Human Resources and Communications Officer since February 2017. She joined the Company in April of 2012 as a Senior Director of Human Resources and from 2014 to January 2017 served as Vice President of Human Resources. From 2010 to 2012, Ms. Gardiner served as Director of Human Resources with Western Union, a global financial services company. From 2008 to 2009, Ms. Gardiner served as Vice President of Human Resources with Pronerve LLC, a neurophysiologic monitoring service company. Ms. Gardiner has over 20 years of experience in human resources and business roles in a variety of industries.
Francis Aaron Henry, age 52, has served as General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004 to 2008, he was Senior Counsel at Western Union.
Grant A. Lines, age 53, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Prior to that, Mr. Lines held various positions in the industry.

Andres Villareal, age 53, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 27 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
John D. Stoneham, age 39, has been Corporate Controller and Principal Accounting Officer since October 2015. Mr. Stoneham previously served as Vice President and Interim Controller since August 2015. From December 2012 to July 2015, Mr. Stoneham served in various accounting roles at the Company. Prior to December 2012, Mr. Stoneham was the Corporate Controller for Cinsay, Inc., a software provider. From January 2011 to December 2011, he was the SEC Reporting Manager at Archipelago Learning, a software-as-a-service provider of education products. Mr. Stoneham is a Certified Public Accountant and began his career at KPMG LLP, an accounting and financial advisory services firm.
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
Our future growth depends on our ability to compete effectively in money transfer, bill payment, money order and official check services. For example, if our products and services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business, financial condition and results of operations. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial condition and results of operations. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.

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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2017 and 2016, our ten largest agents accounted for 34% and 36%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 17% and 18% of our total revenue in 2017 and 2016, respectively. The current term of our contract with Walmart expires on February 1, 2019. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of competitive products by Walmart or our other key agents, including competing white label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
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
The industry is under increasing scrutiny from federal, state and local regulators in the United States and regulatory agencies in many countries in connection with the potential for consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could lead to government enforcement actions and investigations, reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.
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
Our business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in many other countries in which we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheatment laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, and may be unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as many other jurisdictions. During 2017, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
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
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. In 2017, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
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
Any violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws, which could have an adverse effect on our business, financial condition and results of operations. As a result, the risk of adverse regulatory action against the Company because of actions of its agents or subagents and the cost to monitor our agents and subagents has increased. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could have a material adverse effect on our business, financial condition and results of operations.
In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for the Company that may not be required to be incurred by some of its competitors. If the Company were required to maintain a price higher than its competitors to reflect its regulatory costs, this could harm its ability to compete effectively, which could adversely affect its business, financial condition and results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. For example, policy makers may impose heightened customer due diligence requirements or other restrictions or fees on remittances. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute certain of our services and the cost of providing such services. Many of our agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
In November 2012, we announced that we had entered into a five-year DPA with the MDPA/U.S. DOJ relating to the period from 2003 to early 2009. Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor (the “Compliance Monitor”) for a period of five years. On November 1, 2017, the Company agreed to a stipulation with the Government that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018. The purpose of the extension is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will be able to negotiate a mutually satisfactory outcome during such 45 day period (or during any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. The terms of any agreement with the Government could impose significant additional costs upon the Company related to compliance and other required terms, which could have an adverse impact on the Company's operations. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and the monitorship. A prosecution of the Company by the Government or the imposition of significant financial penalties could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Furthermore, neither the DPA nor any agreement with the MDPA/U.S. DOJ would resolve any inquiries from other governmental agencies, which could result in additional costs, expenses and fines.
The Company has recorded an $85.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.
Current and proposed data privacy and cybersecurity laws and regulations could adversely affect our business, financial condition and results of operations.
We are subject to requirements relating to data privacy and cybersecurity under U.S. federal, state and foreign laws. For example, the United States Federal Trade Commission routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. In addition, the General Data Protection Regulation in the European Union, effective May 2018, will impose a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could materially adversely affect our business, financial condition and results of operations.
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
We have substantial interest expense on our debt, and our ratings are below “investment grade.” This requires that we access capital markets that are subject to higher volatility than those that support higher rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction in cash flow could result in an event of default, or significantly restrict our access to capital. Our ratings below investment grade also create the potential for a cost of capital that is higher than other companies with which we compete. Further, our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
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
Weakness in economic conditions could adversely affect our business, financial condition and results of operations.
Our money transfer business relies in part on the overall strength of global and local economic conditions. Our consumers tend to be employed in industries such as construction, energy, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the U.S. or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. For example, sustained weakness in the price of oil could adversely affect economic conditions and lead to reduced job opportunities in certain regions that constitute a significant portion of our total money transfer volume, which could result in a decrease in our transaction volume. In addition, increases in employment opportunities may lag other elements of any economic recovery.

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
If economic conditions were to deteriorate in a market important to our business, our revenue, financial condition and results of operations could be adversely impacted. Additionally, if our consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations.
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
We provide money transfer services between and among more than 200 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:

•
changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East and other regions;

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
In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. In addition, we maintain significant foreign currency balances that are subject to volatility, and could result in losses due to a devaluation of the U.S. dollar. See “Enterprise Risk Management-Foreign Currency Risk” in Item 7A of this Annual Report on Form 10-K for more information.
We conduct money transfer transactions through agents in some regions that are politically volatile, which could increase our cost of operating in those regions.
We conduct money transfer transactions through agents in some regions that are politically volatile, which could increase our cost of operating in those regions. For example, it is possible that our money transfer services or other products could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties, or other restrictions on our business operations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
We have submitted a Voluntary Self-Disclosure to OFAC that could result in penalties from OFAC, which could have a material adverse impact on our business or financial condition.
We have policies and procedures designed to prevent transactions that are subject to economic and trade sanctions programs administered by OFAC and by certain foreign jurisdictions that prohibit or restrict transactions to or from (or dealings with or involving) certain countries, their governments, and in certain circumstances, their nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. If such policies and procedures are not effective in preventing such transactions, we may violate sanctions programs, which could have a material adverse impact on our business.

In 2015, we initiated an internal investigation to identify payments processed by the Company that were violations of OFAC sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. OFAC has broad discretion to assess potential violations and impose penalties. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure. Adverse findings or penalties imposed by OFAC could have a material adverse impact on our business or financial condition.
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
We rely on domestic and international banks for international cash management, electronic funds transfer and wire transfer services to pay money transfers and settle with our agents. We also rely on domestic banks to provide clearing, processing and settlement functions for our paper-based instruments, including official checks and money orders. Our relationships with these banks are a critical component of our ability to conduct our official check, money order and money transfer businesses. The inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our official check, money order and money transfer businesses could adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to establish and maintain adequate banking relationships.
If we cannot maintain sufficient relationships with large international banks that provide these services, we would be required to establish a global network of local banks to provide us with these services or implement alternative cash management procedures, which may result in increased costs. Relying on local banks in each country in which we do business could alter the complexity of our treasury operations, degrade the level of automation, visibility and service we currently receive from banks and affect patterns of settlement with our agents. This could result in an increase in operating costs and an increase in the amount of time it takes to concentrate agent remittances and to deliver agent payables, potentially adversely impacting our cash flow, working capital needs and exposure to local currency value fluctuations.
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
From time to time, the U.S. and foreign, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted that significantly increase our corporate tax rate, our net income could be negatively impacted.
We file tax returns and take positions with respect to federal, state, local and international taxation, and our tax returns and tax positions are subject to review and audit by taxing authorities. An unfavorable outcome in a tax review or audit could result in higher tax expense, including interest and penalties, which could adversely affect our financial condition, results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.
Recently enacted changes to the U.S. federal tax laws could adversely affect our business, financial condition and results of operations.
On December 22, 2017, the legislation commonly known as the “Tax Cuts and Jobs Act” (the “TCJA”), which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including a permanent reduction of the corporate income tax rate, a limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, modification or repeal of many business deductions and credits (including certain foreign tax credits), a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), a minimum taxing system related to payments deemed to erode the U.S. tax base, and a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). We continue to examine the impact the TCJA may have on us, and it could adversely affect our business, financial condition and results of operations.
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
Moreover, we have made, and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2017, we had credit exposure to our agents of $549.0 million in the aggregate spread across 14,344 agents.
Financial institutions, which are utilized to conduct business for our Financial Paper Products segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2017, we had credit exposure for official checks and money orders conducted by financial institutions of $293.7 million in the aggregate spread across 923 financial institutions.
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
In the event of an agent bankruptcy, we would generally be in the position of creditor, possibly with limited or no security, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, financial condition and results of operations.

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
We are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls, we may need to enhance our accounting systems or processes, which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.
Risks Related to Ownership of Our Stock
THL owns a substantial percentage of our common stock, and its interests may differ from the interests of our other common stockholders.
As of December 31, 2017, Thomas H. Lee Partners, L.P. (“THL”) held 43.8% of our outstanding common shares and 37.6% of our outstanding shares on a fully-converted basis (if all of the outstanding shares of the Series D Participating Convertible Preferred (the "D Stock") were converted to common shares), excluding treasury shares held by the Company. The combined ownership percentage of THL and affiliates of Goldman Sachs & Co. (“Goldman Sachs” and, collectively with THL, the “Investors”) on a fully-converted basis was 51.7% as of December 31, 2017. Additionally our charter provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the "THL Representatives"), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed two of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
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
As of December 31, 2017, there were 54.2 million outstanding common shares, excluding treasury shares (or 63.1 million common shares if the outstanding D Stock were converted into common shares). As of December 31, 2017, THL held approximately 23.7 million shares of our common stock and Goldman Sachs held approximately 71,282 shares of D Stock, which are convertible into approximately 8.9 million shares of our common stock. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our leased corporate offices are located in Dallas, TX. We have a number of offices leased in more than 30 countries and territories around the world including, but not limited to: U.S., United Kingdom, Poland and United Arab Emirates. These offices provide operational, sales and marketing support and are used by both our Global Funds Transfer Segment and our Financial Paper Products Segment. We believe that our properties are sufficient to meet our current and projected needs. We periodically review our facility requirements and may acquire new facilities, or modify, consolidate, dispose of or sublet existing facilities, based on business needs.

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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA and the U.S. DOJ relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018. The purpose of the extension is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during such 45 day period (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
As a result, in the fourth quarter of 2017, the Company recorded an $85.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.7 million on amounts that have previously been accrued.
See Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI.” As of March 8, 2018, there were 7,867 stockholders of record of our common stock.
The high and low sales prices for our common stock for the periods presented were as follows for the respective periods:

	2017		2016
Fiscal Quarter	High	Low	High	Low
First	$17.13	$11.26	$7.09	$4.68
Second	$17.92	$15.88	$7.37	$5.81
Third	$17.48	$15.28	$8.33	$6.29
Fourth	$16.27	$12.40	$12.72	$5.83
Our Board of Directors has authorized the repurchase of a total of 12,000,000 common shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares which would be subject to limitations in our debt agreements. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2017, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended December 31, 2017, the Company did not repurchase any common shares.
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock and repurchases of our capital stock. Subject to certain customary conditions, we may (i) make restricted payments in an aggregate amount not to exceed $50.0 million (without regard to a pro forma leverage ratio calculation), (ii) make restricted payments up to a formulaic amount determined based on incremental build-up of our consolidated net income in future periods (subject to compliance with maximum pro forma leverage ratio calculation) and (iii) repurchase capital stock from THL and Goldman Sachs in a remaining aggregate amount up to $170.0 million. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2017 or 2016.
STOCKHOLDER RETURN PERFORMANCE
The Company's peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. The peer group is comprised of the following companies: Euronet Worldwide Inc., Fiserv, Inc., MasterCard, Inc., Paypal Holdings, Inc., Visa, Inc. and The Western Union Company.

The following graph compares the cumulative total return from December 31, 2012 to December 31, 2017 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our peer group and the S&P 500 Index on December 31, 2012, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.

The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MoneyGram International, Inc.	100.00	156.36	68.40	47.18	88.86	99.17
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	156.03	175.00	205.36	217.05	323.71

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

(Amounts in millions, except per share and location data)	2017	2016	2015	2014(1)	2013 (1)
Operating Results
Revenue
Global Funds Transfer segment	$1,508.1	$1,553.7	$1,465.8	$1,470.1	$1,475.0
Financial Paper Products segment	94.0	75.6	73.3	80.3	84.0
Other	—	1.1	—	—	0.6
Total revenue	$1,602.1	$1,630.4	$1,539.1	$1,550.4	$1,559.6

Net (loss) income	$(29.8)	$15.9	$(77.7)	$71.6	$52.0

Net (loss) income per common share:
Basic	$(0.47)	$0.26	$(1.25)	$1.10	$0.73
Diluted	$(0.47)	$0.24	$(1.25)	$1.09	$0.72
Financial Position
Cash and cash equivalents	$190.0	$157.2	$164.5	$250.6	$318.8
Total assets	$4,772.5	$4,597.4	$4,505.2	$4,628.3	$4,775.8
Long-term debt	$908.1	$915.2	$942.6	$949.6	$831.8
Stockholders’ deficit	$(245.3)	$(215.6)	$(229.5)	$(189.0)	$(82.8)
(1) Selected financial data for the years ended December 31, 2014 and 2013 has been corrected to reflect the adjustments related to the errors described in Note 15 — Immaterial Error Correction of the Notes to the Consolidated Financial Statements. The correction of the error decreased net income by $0.5 million and $0.4 million and diluted net income per common share by $0.01 for the years ended December 31, 2014 and 2013, respectively. Stockholders' deficit increased by $6.3 million and $5.8 million as of December 31, 2014 and 2013, respectively.

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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the year ended December 31, 2017. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
Throughout 2017, worldwide political and economic conditions remained highly variable, as evidenced by both economic growth and challenges in key markets, low currency reserves, currency controls in certain countries and a volatile immigration environment. Also, there is continued political unrest and economic weakness in parts of the Middle East and Africa that contributed to the volatility. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to be highly variable by corridor and country.
We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. The market for money transfer services remains very competitive, consisting of a few large competitors and a large number of small, niche competitors. In addition to the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the globe. We also introduced self-imposed compliance measures to further protect our customers and the integrity of our network.
We continue to make progress on our journey toward becoming a digitally-enabled, customer-centric organization despite competition from new technologies that allow consumers to send and receive money in a variety of ways. We believe that our continued investment in innovative products and services, particularly Digital solutions, such as the global expansion of moneygram.com, mobile solutions and account deposit services, positions the Company to accelerate our digital transformation and diversify our product and service offerings to meet consumers' needs. Digital solutions revenue for 2017 was $211.6 million, or 14% of money transfer revenue and increased by 9% from $194.1 million in 2016. Moneygram.com, which represents 42% of Digital solutions revenue for 2017, grew by $17.7 million or 25% over 2016.

Anticipated Trends
This discussion of trends expected to impact our business in 2018 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
We continue to see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. However, economic and political instability, which can result in currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries, may continue to impact our business in 2018. Additionally, pricing pressure continues to negatively impact our growth in the U.S. to U.S. channel, along with economic issues in the Middle East and Africa, which have restricted our ability to transact in certain markets.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates continue to rise.
The TCJA, which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate and changes in the deductibility of interest on corporate debt obligations, among others. The Company continues to analyze the various components of the TCJA and its impact on our consolidated financial statements. As such, the provisional amounts recorded as of December 31, 2017 related to the estimated impact resulting from the re-measurement of our deferred tax assets and liabilities and the estimated charge for the one-time tax on our deferred foreign earnings could change. See "Income Taxes" section further below and Note 12 — Income Taxes of the Notes to the Consolidated Financial Statements for additional disclosure.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. For the year ended December 31, 2017, the Company has invested $28.0 million in its compliance enhancement program, which includes $18.4 million of capital expenditures and $9.6 million of expenses incurred.
In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received five annual reports from the compliance monitor and we continue to make investments in our compliance systems and operations as part of our compliance enhancement program. We incurred $16.0 million of expense directly related to the compliance monitor for the year ended December 31, 2017.
Financial Measures and Key Metrics
This Annual Report on Form 10-K includes financial information prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional disclosure.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015	2017 vs 2016	2016 vs 2015
Revenue
Fee and other revenue	$1,560.9	$1,612.4	$1,527.0	$(51.5)	$85.4	(3)%	6%
Investment revenue	41.2	18.0	12.1	23.2	5.9	NM	49%
Total revenue	1,602.1	1,630.4	1,539.1	(28.3)	91.3	(2)%	6%
Expenses
Fee and other commissions expense	763.5	793.1	759.8	(29.6)	33.3	(4)%	4%
Investment commissions expense	8.7	2.5	0.8	6.2	1.7	NM	NM
Total commissions expense	772.2	795.6	760.6	(23.4)	35.0	(3)%	5%
Compensation and benefits	277.7	295.7	310.4	(18.0)	(14.7)	(6)%	(5)%
Transaction and operations support	402.3	309.5	324.8	92.8	(15.3)	30%	(5)%
Occupancy, equipment and supplies	66.1	61.9	62.3	4.2	(0.4)	7%	(1)%
Depreciation and amortization	75.1	79.9	66.1	(4.8)	13.8	(6)%	21%
Total operating expenses	1,593.4	1,542.6	1,524.2	50.8	18.4	3%	1%
Operating income	8.7	87.8	14.9	(79.1)	72.9	(90)%	NM
Other expenses
Interest expense	45.3	45.0	45.3	0.3	(0.3)	1%	(1)%
Debt extinguishment costs	—	0.3	—	(0.3)	0.3	NM	NM
Total other expenses (income), net	45.3	45.3	45.3	—	—	—%	—%
(Loss) income before income taxes	(36.6)	42.5	(30.4)	(79.1)	72.9	NM	NM
Income tax (benefit) expense	(6.8)	26.6	47.3	(33.4)	(20.7)	NM	(44)%
Net (loss) income	$(29.8)	$15.9	$(77.7)	$(45.7)	$93.6	NM	NM
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

(Amounts in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Money transfer fee and other revenue	$1,421.8	$1,456.2	$1,366.9	(2)%	7%
Bill payment fee and other revenue	86.3	97.5	98.7	(11)%	(1)%
Global Funds Transfer fee and other revenue	$1,508.1	$1,553.7	$1,465.6	(3)%	6%
Fee and other commissions expense	$762.2	$791.9	$759.5	(4)%	4%
Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2017	2016
Prior year ended	$1,456.2	$1,366.9
Change resulting from:
Corridor mix	(41.1)	24.2
Money transfer volume	17.2	74.1
Average face value per transaction and pricing	(15.5)	11.1
Impact from changes in exchange rates	1.7	(16.2)
Other	3.3	(3.9)
Current year ended	$1,421.8	$1,456.2
In 2017, the decrease in money transfer fee and other revenue was primarily driven by a negative change in corridor mix and a decrease in the average face value per transaction and pricing, partially offset by increased Non-U.S. and U.S. outbound money transfer volume discussed further below.
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
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction) for the years ended December 31:

	2017 vs 2016	2016 vs 2015
Total money transfer fee and other revenue	(2)%	7%
U.S. Outbound	1%	9%
Non-U.S.	(2)%	8%
U.S. to U.S.	(16)%	(7)%

Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction) for the years ended December 31:

	2017	2016	2015
U.S. Outbound	44%	43%	43%
Non-U.S.	44%	43%	40%
U.S. to U.S.	12%	14%	17%
The following table displays year over year money transfer transaction growth by geographic channel (the region originating the transaction) for the years ended December 31:

	2017 vs 2016	2016 vs 2015
Total transactions	1%	5%
U.S. Outbound	2%	8%
Non-U.S.	6%	11%
U.S. to U.S.	(14)%	(13)%
During 2017, total money transfer fee and other revenue declined by 2% and total money transfer transactions grew by 1%. The U.S. Outbound channel generated 1% revenue growth for the year ended December 31, 2017 and 2% transaction growth for the same period. The revenue and transaction growth was primarily driven by sends to Latin America. The U.S. Outbound channel accounted for 44% of our total money transfer transactions for 2017.
During 2017, money transfer fee for the Non-U.S. channel and other revenue declined by 2% and transactions grew by 6% for the same period. The transaction growth was primarily driven by sends from Latin America, Middle East and Europe partially offset by a decrease in revenue caused by geopolitical and economic challenges in parts of Africa. The Non-U.S. channel accounted for 44% of total money transfer transactions for the year ended December 31, 2017.
For the year ended December 31, 2017, the U.S. to U.S. channel money transfer fee and other revenue declined by 16% and transactions declined by 14% for the same period. The decline was primarily due to lower transaction volume. The U.S. to U.S. channel accounted for 12% of total money transfer transactions for 2017.
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
Bill Payment Fee and Other Revenue
In 2017 and 2016, bill payment fee and other revenue decreased by $11.2 million or 11% and $1.2 million or 1%, respectively, due to lower transactions resulting from shifts in industry mix. For the years ended December 31, 2017 and 2016, bill payment transactions decreased by 12% and 3%, respectively.
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

The following table details the changes in fee and other commissions for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2017	2016
Prior year ended	$791.9	$759.5
Change resulting from:
Money transfer revenue	(17.4)	50.9
Bill payment revenue and commission rates	(6.6)	(0.1)
Money transfer corridor and agent mix	(3.7)	(5.0)
Signing bonuses	(1.9)	(5.0)
Impact from changes in exchange rates	(0.1)	(8.4)
Current year ended	$762.2	$791.9
For the year ended December 31, 2017, fee and other commissions expense decreased $29.7 million or 4%. The decrease in commissions expense was primarily driven by decreases in money transfer revenue, bill payment revenue and commissions rates and money transfer corridor and agent mix. Commissions expense as a percentage of fee and other revenue was 51% in both 2017 and 2016.
For the year ended December 31, 2016, fee and other commissions expense increased $32.4 million or 4%. The increase in commissions expense was primarily driven by the increase in money transfer revenue, as a result of an increase in money transfer volume and an increase in average price per transaction, partially offset by changes in money transfer corridor and agent mix, the impact from a stronger U.S. dollar compared to prior year and a decrease in signing bonus amortization. Commissions expense as a percentage of fee and other revenue declined to 51% in 2016 from 52% in 2015.
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

(Amounts in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Money order fee and other revenue	$42.5	$45.4	$47.6	(6)%	(5)%
Official check fee and other revenue	10.4	12.2	13.8	(15)%	(12)%
Financial Paper Product fee and other revenue	$52.9	$57.6	$61.4	(8)%	(6)%
Fee and other commissions expense	$1.3	$1.2	$0.3	8%	NM
Money order fee and other revenue decreased in 2017 and 2016 due to transaction declines of 6% and 7%, respectively, attributed primarily to the migration of consumers to other payment methods. Similarly, official check fee and other revenue decreased due to transaction declines of 3% and 8% in 2017 and 2016, respectively.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense for the years ended December 31:

(Amounts in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Investment revenue	$41.2	$18.0	$12.1	NM	49%
Investment commissions expense (1)	8.7	2.5	0.8	NM	NM

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
Investment revenue in 2017 increased $23.2 million, when compared to 2016, due to the redemption of an asset-backed security as well as higher yields earned on investment balances. In 2017, investment commissions expense increased due to the change in interest rates. See Note 4 — Investment Portfolio of the Notes to the Consolidated Financial Statements for additional information on the redemption.
Investment revenue in 2016 increased $5.9 million, or 49%, when compared to 2015 primarily due to higher yields earned on investment balances. In 2016 investment commissions expense increased due to the change in interest rates.
Operating Expenses
The following table is a summary of the operating expenses, excluding commissions expense, for the years ended December 31:

	2017		2016		2015
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$277.7	17%	$295.7	18%	$310.4	20%
Transaction and operations support	402.3	25%	309.5	19%	324.8	21%
Occupancy, equipment and supplies	66.1	4%	61.9	4%	62.3	4%
Depreciation and amortization	75.1	5%	79.9	5%	66.1	4%
Total operating expenses	$821.2	51%	$747.0	46%	$763.6	50%
In 2017, total operating expenses as a percentage of total revenue increased when compared to 2016, due to an $85.0 million accrual related to the DPA.
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
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2017	2016
Prior year ended	$295.7	$310.4
Change resulting from:

Net salaries, related payroll taxes and cash incentive compensation	(11.7)	12.7
Severance and related costs	(6.0)	7.0
Employee stock-based compensation	(3.4)	(1.7)
Impact from changes in exchange rates	2.3	(2.1)
Pension	(1.3)	(19.7)
Reorganization and restructuring	—	(10.3)
Other	2.1	(0.6)
Current year ended	$277.7	$295.7
In 2017, compensation and benefits decreased by $18.0 million due to the decrease in net salaries, related payroll taxes and cash incentive compensation primarily driven by lower headcount, a decrease in severance and related costs and lower employee stock-based compensation expense. These decreases were partially offset by the changes in exchange rates due to a weaker U.S. dollar.

In 2016, compensation and benefits decreased by $14.7 million due to the decrease in pension expense primarily as a result of a pension settlement charge recorded in 2015 from a voluntary pension buyout, the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities, impact from changes in exchange rates due to a stronger U.S. dollar and lower employee stock-based compensation expense. These decreases were partially offset by an increase in net salaries, related payroll taxes and cash incentive compensation primarily driven by higher headcount and also offset by an increase in severance and related costs.
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
The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2017	2016
Prior year ended	$309.5	$324.8
Change resulting from:
Legal expenses	94.2	(2.2)
Net realized foreign exchange gains	10.7	(6.8)
Outsourcing, independent contractor and consultant costs	(9.2)	19.2
Marketing costs	(8.4)	5.8
Direct monitor costs	6.9	(2.4)
Provision for loss	(4.9)	(8.1)
Bank Charges	4.2	2.1
Compliance enhancement program	(2.1)	(13.0)
Impact from changes in exchange rates	1.0	(1.0)
Reorganization and restructuring	—	(7.8)
Other	0.4	(1.1)
Current year ended	$402.3	$309.5
In 2017, transaction and operations support increased by $92.8 million primarily due to an increase in legal expenses driven by the $85.0 million accrual related to the DPA discussed in more detail in Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, and costs incurred in connection with the terminated merger with Ant Financial. Additional factors contributing to the increase include: the change in net realized foreign exchange gains, direct monitor costs and bank charges from fees on foreign exchange trades. The increase was partially offset by decreases in outsourcing, independent contractor and consultant costs and marketing costs and a reduction in our provision for loss.
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
In 2017, occupancy, equipment and supplies expense increased $4.2 million when compared to 2016 as a result of an increase in equipment maintenance costs.
In 2016, occupancy, equipment and supplies remained relatively flat when compared to 2015.

Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2017, depreciation and amortization decreased $4.8 million, or 6%, when compared to 2016, as a result of higher costs during the first half of 2016 from the accelerated depreciation expense on our non-core point of sale equipment that was early retired.
In 2016, depreciation and amortization increased $13.8 million, or 21%, when compared to 2015, primarily driven by accelerated depreciation expense on non-core assets and depreciation expense on computer hardware and software asset additions related to the compliance enhancement program.
Other Expenses, Net
Interest expense in 2017 remained relatively flat when compared to 2016.
Interest expense in 2016 remained relatively flat when compared to 2015. The Company incurred debt extinguishment costs of $0.3 million in 2016 in connection with additional debt principal payments and a debt repurchase made during the year.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2017	2016	2015
Provision for income taxes	$(6.8)	$26.6	$47.3
Effective tax rate	18.6%	62.6%	(155.6)%
In 2017, the Company recognized a tax benefit of $6.8 million on a pre-tax loss of $36.6 million. The most significant items impacting the effective tax rate were the tax impacts of TCJA, discussed below, and the tax impact of an accrual related to the DPA as further discussed in Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional $19.8 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017. Additionally, the Company recognized a provisional net $3.0 million tax benefit for the remeasurement of previously recorded deferred tax assets and liabilities primarily associated with historical earnings in its foreign subsidiaries. See Note 12 — Income Taxes of the Notes to the Consolidated Financial Statements for additional disclosure regarding potential impacts from the TCJA and the other items impacting the Company's effective tax rate.
Our provision for income taxes decreased from 2015 to 2016, primarily as a result of an IRS tax court decision received in 2015 partially offset by a separate IRS settlement in 2016. The effective tax rate increase in 2016 is not meaningful to compare to 2015 due to the operating loss in 2015. See Note 12 — Income Taxes and Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Our provision for income taxes is volatile and could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and regulations, ultimate settlements of the IRS matter referred to above and examinations by tax authorities. We continue to examine the impact the TCJA may have on us, which could adversely affect our business, financial condition and results of operations.
We are regularly examined by tax authorities both domestically and internationally. We assess the likelihood of adverse outcomes and believe that adequate amounts have been reserved for adjustments that may result from these examinations. Given the inherent uncertainties in these examinations, the ultimate amount and timing of adjustments cannot be assured.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin for the years ended December 31:

(Amounts in millions, except percentages)	2017	2016	2015
Operating income:
Global Funds Transfer	$4.9	$95.8	$31.7
Financial Paper Products	31.8	18.5	17.9
Total segment operating income	36.7	114.3	49.6
Other	(28.0)	(26.5)	(34.7)
Total operating income	$8.7	$87.8	$14.9

Total operating margin	0.5%	5.4%	1.0%
Global Funds Transfer	0.3%	6.2%	2.2%
Financial Paper Products	33.8%	24.5%	24.4%
2017 Compared to 2016
In 2017, the Global Funds Transfer segment operating income and operating margin decreased due to the decline in money transfer fee and other revenue and an $85.0 million accrual related to the DPA discussed in more detail in Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, partially offset by the decrease in operating expenses as a result of various cost saving initiatives throughout the year. The Financial Paper Products segment operating income and operating margin increased when compared to 2016, due to higher segment revenues from the redemption of an asset-backed security described in Note 4 — Investment Portfolio of the Notes to the Consolidated Financial Statements. The increase in "Other" operating losses was primarily driven by costs incurred in connection with the terminated merger with Ant Financial in 2017, partially offset by lower severance and related costs.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures for the years ended December 31:

(Amounts in millions)	2017	2016	2015
(Loss) income before income taxes	$(36.6)	$42.5	$(30.4)
Interest expense	45.3	45.0	45.3
Depreciation and amortization	75.1	79.9	66.1
Amortization of agent signing bonuses	51.9	54.0	60.4
EBITDA	135.7	221.4	141.4
Significant items impacting EBITDA:
Legal and contingent matters(1)	85.9	2.3	1.7
Direct monitor costs	16.0	9.1	11.5
Stock-based, contingent and incentive compensation	14.5	19.0	26.9
Costs incurred in connection with the terminated merger with Ant Financial(2)	12.7	—	—
Compliance enhancement program	9.6	10.3	26.5
Severance and related costs	1.5	1.9	—
Reorganization and restructuring costs	—	—	20.0
Pension settlement charge	—	—	13.8
Adjusted EBITDA	$275.9	$264.0	$241.8

Adjusted EBITDA growth, as reported	5%
Adjusted EBITDA growth, constant currency adjusted	5%

Adjusted EBITDA	$275.9	$264.0	$241.8
Cash payments for interest	(41.9)	(41.6)	(42.1)
Cash payments for taxes, net of refunds	(5.0)	(9.5)	(64.4)
Payments related to IRS tax matter	—	—	61.0
Cash payments for capital expenditures	(83.6)	(82.8)	(109.9)
Cash payments for agent signing bonuses	(40.3)	(34.0)	(87.3)
Adjusted Free Cash Flow	$105.1	$96.1	$(0.9)
(1) 2017 consists primarily of an $85.0 million accrual related to the DPA net of a one-time insurance settlement of $1.3 million.
(2) Costs include, but are not limited to, legal, investment banking and consultant fees and other one-time integration planning costs.
2017 Compared to 2016
The Company generated EBITDA of $135.7 million and $221.4 million and Adjusted EBITDA of $275.9 million and $264.0 million for the years ended December 31, 2017 and 2016, respectively. Adjusted EBITDA increased when compared to the same period in 2016, primarily due to a decrease in total operating expenses driven by a decrease in net salaries, related payroll taxes and cash incentive compensation, outsourcing, independent contractor and consultant costs and marketing costs. EBITDA decreased primarily due to an $85.0 million accrual related to the DPA discussed in more detail in Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements when compared to 2016.
For 2017, Adjusted Free Cash Flow increased by $9.0 million. The increase was a result of increase in Adjusted EBITDA, decreases in payments for net cash taxes, partially offset by increases in agent signing bonuses.
2016 Compared to 2015
For 2016, the Company generated EBITDA of $221.4 million and adjusted EBITDA of $264.0 million. When compared to 2015, Adjusted EBITDA increased $22.2 million. The increase in Adjusted EBITDA was primarily driven by an increase in money transfer fee and other revenue and a decrease in the pension expense. The increase in EBITDA was driven by the same factors that impacted Adjusted EBITDA and lower expense related to the 2014 Global Transformation Program.
For 2016, Adjusted Free Cash Flow increased by $97.0 million. The increase was a result of increase in Adjusted EBITDA, decreases in payments for capital expenditures and agent signing bonuses.
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

(Amounts in millions)	2017	2016
Cash and cash equivalents	$190.0	$157.2

Settlement assets:
Settlement cash and cash equivalents	1,469.9	1,365.0
Receivables, net	1,125.8	999.4
Interest-bearing investments	1,154.2	1,252.1
Available-for-sale investments	7.0	17.8
	3,756.9	3,634.3
Payment service obligations	$(3,756.9)	$(3,634.3)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2017, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $7.0 million of available-for-sale investments as of December 31, 2017. U.S. government agency residential mortgage-backed securities compose $5.6 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.4 million.

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
The following table is a summary of the Company's outstanding debt balance as of December 31:

	December 31, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.94%	$914.2	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(6.1)		(8.8)
Total debt, net		$908.1		$915.2
As of December 31, 2017, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $125.0 million of borrowing capacity thereunder. The Company's effective interest rate on senior secured borrowings increased from 4.25% as of December 31, 2016 to 4.94% as of December 31, 2017 due to an increase in the Eurodollar rate.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At December 31, 2017, the Company was in compliance with its financial covenants. See Note 8 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of December 31, 2017, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.

Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state capital requirements as of December 31, 2017.
We are also subject to regulatory capital requirements in various countries outside of the U.S., which typically result in a requirement to either prefund agent settlements or hold minimum required levels of cash or guarantees within the applicable country. The amounts can fluctuate based on our level of activity and is likely to increase over time as our business expands internationally. Assets used to meet these regulatory requirements support our payment service obligations and are not available to satisfy other liquidity needs. As of December 31, 2017, we had $83.5 million of prefunds and cash designated to meet regulatory capital requirements and such amounts are included in "Settlement assets" on the Consolidated Balance Sheet.
We were in compliance with all regulatory capital requirements as of December 31, 2017. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2017:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments	$1,025.4	$57.5	$967.9	$—	$—
Non-cancellable leases	65.0	16.3	27.5	16.5	4.7
Signing bonuses	34.0	28.0	6.0	—	—
Marketing	59.1	22.3	25.2	9.8	1.8
Total contractual cash obligations	$1,183.5	$124.1	$1,026.6	$26.3	$6.5
Our Consolidated Balance Sheet at December 31, 2017 includes $914.2 million of debt, netted with unamortized debt issuance costs and debt discount of $6.1 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2017, and assuming no prepayments of principal. Non-cancellable leases include operating leases for buildings, vehicles and equipment and other leases. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory defined benefit pension plan ("Pension Plan") that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $8.0 million to the Pension Plan during 2017. Although the Company has no minimum required contribution for the Pension Plan in 2018, we expect to contribute $8.0 million to the Pension Plan in 2018.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants; and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $7.0 million in 2018.

As discussed in Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, the IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.7 million on amounts that have previously been accrued.
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2017, the minimum commission guarantees had a maximum payment of $2.1 million over a weighted average remaining term of 0.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2017, the liability for minimum commission guarantees was $1.2 million. Minimum commission guarantees are not reflected in the table above.
The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2017, the total amount of unfunded commitments related to these agreements was $0.3 million.

Analysis of Cash Flows

(Amounts in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net cash provided by operating activities	$132.5	$120.9	$34.1	$11.6	$86.8
Net cash used in investing activities	(83.6)	(82.8)	(109.5)	(0.8)	26.7
Net cash used in financing activities	(16.1)	(45.4)	(10.7)	29.3	(34.7)
Net change in cash and cash equivalents	$32.8	$(7.3)	$(86.1)	$40.1	$78.8
Cash Flows from Operating Activities
During 2017, cash provided by operating activities increased due to a decrease in cash taxes, net and reduction in expenditures for working capital items. The increase was partially offset by an increase in signing bonus payments of $6.3 million driven by the timing of agent expansion and retention efforts.
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
Cash Flows from Investing Activities
Items impacting net cash used in investing activities in 2017, 2016 and 2015 were primarily from capital expenditures of $83.6 million, $82.8 million and $109.9 million, respectively. Capital expenditures remained relatively flat when compared to 2016.
Cash Flows from Financing Activities
In 2017, items impacting net cash used in financing activities were $9.8 million of principal payments on debt and payments to tax authorities for stock-based compensation of $8.0 million. In 2016, items impacting net cash used in financing activities were $30.3 million of principal payments on debt, which included additional principal payments totaling $20.0 million made on the Term Credit Facility in the fourth quarter of 2016, stock repurchases of $11.7 million and payments to tax authorities for stock-based compensation of $2.7 million. In 2015, items impacting net cash used in financing activities were $9.8 million principal payments on debt, payments to tax authorities for stock-based compensation of $0.5 million and $0.4 million of stock repurchases.

Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2017, we had repurchased a total of 9,842,509 shares of our common stock under this authorization and have remaining authorization to purchase up to 2,157,491 shares.
Under the terms of our outstanding credit facilities, we are restricted in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2017, and we do not anticipate declaring any dividends on our common stock during 2018.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently upon occurrence of certain events. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative testing, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit’s goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2017, 2016 or 2015. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2017 was $442.2 million. By analyzing the qualitative factors discussed above, we determined that a quantitative impairment analysis was not needed. As of October 1, 2017, the Global Funds Transfer reporting unit carrying value remained relatively unchanged when compared to the prior year. Additionally, as of the 2017 test date, the Company's market price more than doubled when compared to the prior year test date and there were no significant changes to the reporting unit's cash flows and growth rates. As such, we concluded that the Global Funds Transfer reporting unit's fair value was substantially in excess of the reporting unit's carrying value.
As of December 31, 2017, there were no qualitative factors that indicated that the fair value of the reporting unit is less than the carrying value.
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
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased the 2017 Pension and Postretirement Benefits net periodic benefit expense by $0.3 million. If the discount rate increased by 50 basis points, the Pension and Postretirement Benefits net periodic benefit expense would have decreased by $0.2 million. Decreasing the expected rate of return by 50 basis points would have increased the 2017 Pension Plan net periodic benefit expense by $0.6 million and increasing the expected rate of return by 50 basis points would have decreased the 2017 Pension Plan net periodic benefit expense by $0.6 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and GAAP.
We file tax returns in multiple states within the U.S. and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S., state and local income tax examinations for years prior to 2012. The U.S. federal income tax filings are subject to audit for fiscal years 2014 through 2017.
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

As of December 31, 2017, we have recorded a valuation allowance of $75.9 million against deferred tax assets of $133.6 million. The valuation allowance primarily relates to basis differences in revalued investments, capital losses and certain foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowance is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
The Company has not completed its accounting for the income tax effects of the TCJA. Where the Company has been able to make reasonable estimates of the effects, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the TCJA.
The TCJA reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. While the accounting is incomplete, the Company has made a reasonable estimate and recorded a provisional decrease to net U.S. deferred tax liabilities of $19.8 million with a corresponding increase to deferred tax benefit. Based on further analysis of the estimates and additional guidance on the application of the law, it is anticipated that revisions may occur throughout the allowable measurement period.
Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company made a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax expense. After the utilization of foreign tax credits related to undistributed foreign subsidiary E&P and other existing foreign tax credits, the Company expects a net zero liability associated with the deemed mandatory repatriation. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid.
Due to the complexity of the new tax laws around global intangible low taxed income (“GILTI”), the Company is continuing to evaluate how the income tax provision will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions.
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of competing white label money transfer products or otherwise;

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
At December 31, 2017, the Company’s investment portfolio of $2.8 billion was primarily comprised of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market funds backed by U.S. government securities, and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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

The following table is a detailed summary of our investment portfolio as of December 31, 2017:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$0.4	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	3	9.2	—%
Available-for-sale investments issued by U.S. government agencies	N/A	5.6	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA(2)	1	30.2	1%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	696.7	25%
Cash, cash equivalents and interest-bearing investments at institutions rated A	12	1,455.1	52%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	1	1.7	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	3	54.2	2%
Asset-backed and other securities	N/A	1.4	—%
Investment portfolio held within the U.S.	25	2,254.5	80%
Cash held on-hand at owned retail locations	N/A	24.6	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	5	60.1	2%
Cash, cash equivalents and interest-bearing investments at institutions rated A	17	417.7	15%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	50	64.2	2%
Investment portfolio held outside the U.S.	72	566.6	20%
Total investment portfolio		$2,821.1	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2017, all but $1.4 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 99% of the portfolio is invested in cash, cash equivalents and interest-bearing investments, with 80% of our total investment portfolio invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. For the year ended December 31, 2017, our annual credit losses from agents, as a percentage of total fee and other revenue, was 1%. As of December 31, 2017, we had credit exposure to our agents of $549.0 million in the aggregate spread across 14,344 agents, of which three agents, individually, owed us in excess of $15.0 million.
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
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2017, we had a credit exposure to our official check and money order financial institution customers of $293.7 million in the aggregate spread across 923 financial institutions, of which one owed us in excess of $15.0 million.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2017, the Company held $208.1 million, or 7%, of the investment portfolio in fixed rate investments.
Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing deposit accounts, non-interest bearing transaction accounts, money market funds backed by U.S. government securities, time deposits and certificates of deposit. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are determined using a variable rate based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise.
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

The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2017:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(20.5)	$(12.3)	$(6.2)	$6.2	$12.3	$24.7
Investment commissions expense	10.0	6.4	3.4	(3.5)	(7.0)	(14.1)
Interest expense	4.5	3.5	1.9	(1.9)	(3.7)	(7.4)
Change in pretax income	$(6.0)	$(2.4)	$(0.9)	$0.8	$1.6	$3.2
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2017:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(30.6)	$(22.8)	$(11.6)	$11.6	$23.1	$46.3
Investment commissions expense	12.8	10.3	5.7	(6.1)	(12.0)	(24.2)
Interest expense	4.8	4.8	3.4	(3.4)	(6.9)	(13.7)
Change in pretax income	$(13.0)	$(7.7)	$(2.5)	$2.1	$4.2	$8.4
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2017 was a gain of $7.5 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2017, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $1.6 million.
In 2017, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2017, operating income would have increased/decreased approximately $14.0 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
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
As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
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
(b) (1)
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

2.4
Agreement and Plan of Merger, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and, solely for purposes of certain specified provisions thereof, Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

2.5
First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 17, 2017).

2.6
Termination Agreement, dated as of January 2, 2018, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 2, 2018).

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

3.6
Amendment to the Amended and Restated Bylaws of MoneyGram International, Inc., dated March 2, 2016 (Incorporated by reference from Exhibit 3.6 to Registrant's Annual Report on Form 10-K filed on March 2, 2016).

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

†10.16
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.17
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors as adopted February 16, 2005 (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.18
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

†10.19
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.20
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.21
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.22
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.23
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.24
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

†10.31
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.32
Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.33
Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.34
MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).

†10.35	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10.36
First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

†10.37
The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust, dated January 5, 2005 (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

†10.38
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.39	MoneyGram International, Inc. Severance Plan, restated effective February 17, 2010 (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
†10.40	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.41
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.42
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.43
MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated May 8, 2015 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2015).

+10.44
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

10.45
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.46
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.47
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.48
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.49
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.50
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.51
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.52
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.53
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

+10.54
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

10.55
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.56
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.57
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.58
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.59
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

†10.60
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.61
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.62
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.63
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France) (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.64
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

*†10.65	Form of Executive Severance Agreement.
10.66
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

10.67
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

+10.68
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2016).

+10.69
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 31, 2016).

+10.70
Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.75 to Registrant’s Annual Report on Form 10-K filed March 16, 2017)”

10.71
Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.72
Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.73
Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.74
Amendment No. 1 to the Co-Branded MTaas Website Addendum to the Amended and Restated Master Trust Agreement, dated February 22, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.75
Amendment No. 7 to Amended and Restated Master Trust Agreement, dated July 28, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 2, 2017)

*10.76	Non-Employee Director Compensation Arrangements, revised to be effective January 1, 2017.
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

†10.83
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2015 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.84
2015 Global Time-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.85
2015 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.86
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

†10.87
Amendment No. 1 to Employment Agreement, dated as of December 27, 2017, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 28, 2017).

†10.88
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

†10.89
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Time-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.90
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.91
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.92
2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.93
2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.94
2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.95
2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.96
2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.97
2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

10.98
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.99
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.100
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.101
2017 Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.102
2017 Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.103
2017 Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.104
2017 Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.105
2017 Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.106
2017 Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

+10.107
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 12, 2016, relating to Amended and Restated Credit Agreement dated March 28, 2013 between MoneyGram International, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent (Incorporated by reference from Exhibit 10.107 to Registrant’s Annual Report on Form 10-K filed March 16, 2017).

10.108
Amendment No. 3 to Amended and Restated Credit Agreement, dated December 30, 2016, relating to Amended and Restated Credit Agreement dated March 28, 2013 between MoneyGram International, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent (Incorporated by reference from Exhibit 10.108 to Registrant’s Annual Report on Form 10-K filed March 16, 2017).

*21	Subsidiaries of the Registrant
*23.1	Consent of KPMG LLP
*23.2	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2017, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

Date:	March 16, 2018	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	March 16, 2018
Lawrence Angelilli

/s/ John D. Stoneham	Corporate Controller (Principal Accounting Officer)	March 16, 2018
John D. Stoneham

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Peggy Vaughan	Michael Rafferty

By:	/s/ F. Aaron Henry	March 16, 2018
F. Aaron Henry
Attorney-in-fact

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2017.
The Company’s independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017. Their attestation report regarding the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MoneyGram International, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ deficit for the years ended December 31, 2017 and 2016, and the related notes, and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/    KPMG LLP

Dallas, Texas
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ deficit for the years ended December 31, 2017 and 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    KPMG LLP

We have served as the Company's auditor since 2016.

Dallas, Texas
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' deficit of MoneyGram International, Inc. and subsidiaries (the "Company") for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, such 2015 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of MoneyGram International, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/   DELOITTE & TOUCHE LLP
Dallas, Texas
March 2, 2016 (March 16, 2017 as to the effects of the 2016 immaterial error correction related to foreign exchange revenue disclosed in Note 15 to the consolidated financial statements; March 16, 2018 as to the effects of the 2017 immaterial error correction related to the pension plan disclosed in Note 15 to the consolidated financial statements and the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, discussed in Note 2 to the consolidated financial statements)

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2017	2016
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$190.0	$157.2
Settlement assets	3,756.9	3,634.3
Property and equipment, net	214.9	201.0
Goodwill	442.2	442.2
Other assets	168.5	162.7
Total assets	$4,772.5	$4,597.4
LIABILITIES
Payment service obligations	$3,756.9	$3,634.3
Debt, net	908.1	915.2
Pension and other postretirement benefits	97.3	99.0
Accounts payable and other liabilities	255.5	164.5
Total liabilities	5,017.8	4,813.0
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at December 31, 2017 and December 31, 2016	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at December 31, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	1,034.8	1,020.3
Retained loss	(1,336.1)	(1,252.6)
Accumulated other comprehensive loss	(63.0)	(56.1)
Treasury stock: 4,585,223 and 6,058,856 shares at December 31, 2017 and December 31, 2016, respectively	(65.5)	(111.7)
Total stockholders’ deficit	(245.3)	(215.6)
Total liabilities and stockholders’ deficit	$4,772.5	$4,597.4
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2017	2016	2015
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,560.9	$1,612.4	$1,527.0
Investment revenue	41.2	18.0	12.1
Total revenue	1,602.1	1,630.4	1,539.1
EXPENSES
Fee and other commissions expense	763.5	793.1	759.8
Investment commissions expense	8.7	2.5	0.8
Total commissions expense	772.2	795.6	760.6
Compensation and benefits	277.7	295.7	310.4
Transaction and operations support	402.3	309.5	324.8
Occupancy, equipment and supplies	66.1	61.9	62.3
Depreciation and amortization	75.1	79.9	66.1
Total operating expenses	1,593.4	1,542.6	1,524.2
OPERATING INCOME	8.7	87.8	14.9
Other expenses
Interest expense	45.3	45.0	45.3
Debt extinguishment costs	—	0.3	—
Total other expenses, net	45.3	45.3	45.3
(Loss) income before income taxes	(36.6)	42.5	(30.4)
Income tax (benefit) expense	(6.8)	26.6	47.3
NET (LOSS) INCOME	$(29.8)	$15.9	$(77.7)

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.47)	$0.26	$(1.25)
Diluted	$(0.47)	$0.24	$(1.25)

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	62.9	62.3	62.1
Diluted	62.9	65.9	62.1
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2017	2016	2015
(Amounts in millions)
NET (LOSS) INCOME	$(29.8)	$15.9	$(77.7)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.0, $0.1 and $0.0 for the years ended December 31, 2017, 2016 and 2015, respectively	3.6	(0.3)	(0.1)
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the years ended December 31, 2017, 2016 and 2015, respectively	(12.2)	—	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $1.6, $2.0 and $3.1 for the years ended December 31, 2017, 2016 and 2015, respectively	2.8	3.5	5.2
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of ($4.5), ($1.2) and $7.1 for the years ended December 31, 2017, 2016 and 2015, respectively	(10.6)	(2.1)	12.5
Pension settlement charge, net of tax benefit of $0.0, $0.0 and $5.4 for the years ended December 31, 2017, 2016 and 2015, respectively	—	—	9.3
Unrealized foreign currency translation adjustments, net of tax (expense) benefit of ($8.0), $1.3 and $4.6 for the years ended December 31, 2017, 2016 and 2015, respectively	9.5	(6.4)	(8.1)
Other comprehensive (loss) income	(6.9)	(5.3)	18.8
COMPREHENSIVE (LOSS) INCOME	$(36.7)	$10.6	$(58.9)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2017	2016	2015
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29.8)	$15.9	$(77.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	75.1	79.9	66.1
Signing bonus amortization	51.9	54.0	60.4
Deferred income tax (benefit) expense	(4.9)	7.3	25.1
Gain on redemption of asset-backed security	(12.2)	—	—
Amortization of debt discount and debt issuance costs	3.2	3.7	2.8
Non-cash compensation and pension expense	20.4	25.1	46.6
Signing bonus payments	(40.3)	(34.0)	(87.3)
Change in other assets	(4.6)	1.0	27.2
Change in accounts payable and other liabilities	70.3	(31.8)	(28.6)
Other non-cash items, net	3.4	(0.2)	(0.5)
Net cash provided by operating activities	132.5	120.9	34.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(83.6)	(82.8)	(109.9)
Proceeds from disposal of assets	—	—	0.4
Net cash used in investing activities	(83.6)	(82.8)	(109.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	(30.3)	(9.8)
Stock repurchases	—	(11.7)	(0.4)
Contingent consideration payment	—	(0.7)	—
Payments to tax authorities for stock-based compensation	(8.0)	(2.7)	(0.5)
Proceeds from exercise of stock options and other	1.7	—	—
Net cash used in financing activities	(16.1)	(45.4)	(10.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32.8	(7.3)	(86.1)
CASH AND CASH EQUIVALENTS—Beginning of year	157.2	164.5	250.6
CASH AND CASH EQUIVALENTS—End of year	$190.0	$157.2	$164.5
Supplemental cash flow information:
Cash payments for interest	$41.9	$41.6	$42.1
Cash payments for taxes, net of refunds	$5.0	$9.5	$64.4
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Prior period pension adjustment	—	—	—	(3.8)	(2.5)	—	(6.3)
Net loss	—	—	—	(77.7)	—	—	(77.7)
Stock-based compensation activity	—	—	19.6	(5.3)	—	4.5	18.8
Stock repurchase	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	—	18.8	—	18.8
December 31, 2015	183.9	0.6	1,002.4	(1,231.4)	(50.8)	(134.2)	(229.5)
Net income	—	—	—	15.9	—	—	15.9
Stock-based compensation activity	—	—	17.9	(37.1)	—	34.2	15.0
Stock repurchase	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive loss	—	—	—	—	(5.3)	—	(5.3)
December 31, 2016	183.9	0.6	1,020.3	(1,252.6)	(56.1)	(111.7)	(215.6)
Net loss	—	—	—	(29.8)	—	—	(29.8)
Stock-based compensation activity	—	—	14.5	(53.7)	—	46.2	7.0
Other comprehensive loss	—	—	—	—	(6.9)	—	(6.9)
December 31, 2017	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)

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
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Operations. As of December 31, 2017, the Company had only one SPE remaining with settlement assets equal to the payment service obligations of $0.8 million. As of December 31, 2016, the Company's SPEs had settlement assets equal to payment service obligations of $1.7 million.
Merger Agreement — On January 26, 2017, MoneyGram International, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”). The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On January 2, 2018, the parties to the Merger Agreement have been advised that CFIUS clearance of the Merger will not be forthcoming, and after further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Alipay paid the Company a termination fee of $30.0 million on January 3, 2018. The parties have agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.

Note 2 — Summary of Significant Accounting Policies

Cash and cash equivalents — The Company defines cash and cash equivalents and settlement cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.
Settlement assets and payment service obligations — Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets consist of settlement cash and cash equivalents, receivables and investments. Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed to investment brokers for purchased securities and unclaimed instruments owed to various states. These obligations are recognized by the Company at the time the underlying transaction occurs.
The Company’s primary licensed entities are MoneyGram Payment Systems, Inc. (“MPSI”) and MoneyGram International Limited, which enable us to offer our money transfer service in the European Economic Area as well as around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2017.
The following table summarizes the amount of Settlement assets and Payment service obligations as of December 31:

(Amounts in millions)	2017	2016
Settlement assets:
Settlement cash and cash equivalents	$1,469.9	$1,365.0
Receivables, net	1,125.8	999.4
Interest-bearing investments	1,154.2	1,252.1
Available-for-sale investments	7.0	17.8
	3,756.9	3,634.3
Payment service obligations	$(3,756.9)	$(3,634.3)
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
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Beginning balance	$11.8	$9.2	$10.7
Provision	8.0	12.9	20.4
Write-offs, net of recoveries	(13.2)	(10.3)	(21.9)
Ending balance	$6.6	$11.8	$9.2
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
The Company applies the cost recovery method of accounting for interest to some of the investments within the available-for-sale portfolio. The cost recovery method accounts for interest on a cash basis and deems any interest payments received as a recovery of principal, which reduces the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as investment income upon receipt. The Company applies the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its asset-backed and other securities given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
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
Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, settlement cash and cash equivalents, investments, derivatives, payment service obligations and debt. The carrying values of cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value. The carrying value of debt is stated at amortized cost; however, for disclosure purposes the fair value is estimated. See Note 3 — Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of financial instruments.
Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through the “Transaction and operations support” line in the Consolidated Statements of Operations in the period of change. See Note 5 — Derivative Financial Instruments for additional disclosure.

Property and Equipment — Property and equipment includes computer hardware, computer software, signage, equipment at agent locations, office furniture and equipment and leasehold improvements, and is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated and amortized using a straight-line method over the useful life or term of the lease or license. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized in “Occupancy, equipment and supplies” in the Consolidated Statements of Operations. See Note 6 — Property and Equipment for additional disclosure. The following table summarizes the estimated useful lives by major asset category:

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
Computer software includes acquired and internally developed software. For the years ended December 31, 2017 and 2016, software development costs of $43.9 million and $43.7 million, respectively, were capitalized. At December 31, 2017 and 2016, there were $115.2 million and $101.1 million, respectively, of unamortized software development costs included in property and equipment.
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
The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” When testing goodwill for impairment, the Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, the Company considers the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative testing, the carrying value of the reporting unit is compared to its estimated fair value. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, an impairment charge of the reporting unit's goodwill would be recognized; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.
Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. Signing bonuses are viewed as prepaid commissions expense and are, therefore, capitalized and amortized over the life of the related contract. Amortization of signing bonuses on long-term contracts is recorded in “Fee and other commissions expense” in the Consolidated Statements of Operations. The carrying values of the signing bonuses are reviewed whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
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
The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Operations. See Note 12 — Income Taxes for additional disclosure.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders’ deficit. See Note 10 — Stockholders’ Deficit for additional disclosure.
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
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $57.2 million, $65.1 million and $59.4 million for 2017, 2016 and 2015, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. The expense, net of estimated forfeitures, is recognized using the straight-line method and is recorded in “Compensation and benefits” in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation." Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 11 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
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
The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share for the period ended December 31:

(Amounts in millions)	2017	2016	2015
Basic common shares outstanding	62.9	62.3	62.1
Shares related to restricted stock units	—	3.6	—
Diluted common shares outstanding	62.9	65.9	62.1
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

(Amounts in millions)	2017	2016	2015
Shares related to stock options	1.7	2.7	3.4
Shares related to restricted stock units	3.2	—	3.8
Shares excluded from the computation	4.9	2.7	7.2
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
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company is not early adopting these standards and will use the cumulative effect transition method upon adoption. Based on our evaluation for money transfer and bill payment services provided by the Global Funds Transfer segment, the Company has determined that each of these services includes only one performance obligation to the customer. For the Company's money transfer service, the performance obligation is to collect the consumer's money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested. For the Company's bill payment service, the performance obligation is to collect the consumer's money and transfer the funds to the designated institution, generally on the same day. The satisfaction of these performance obligations occurs at a point in time, which is not a change from how we currently recognize revenue. For the money orders and official checks products, the Company will continue to recognize revenue on a monthly basis depending on the volume of products sold. As such, the adoption of this standard will not have an impact on the Company’s consolidated financial statements and a minimal impact on our internal controls over financial reporting. Based on the disclosure requirements of ASC 606, upon adoption, we expect to provide expanded disclosures relating to our revenue recognition policies and how these relate to our revenue-generating contractual performance obligations. Management is finalizing its disclosure requirements of this standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted but the Company will not be early adopting this standard. The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. The impact of this ASU on the Company’s consolidated financial statements is still being evaluated but, due to the nature of the Company's leases, management believes that this standard will not have a material impact on the Consolidated Statement of Operations.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Under the new ASU, companies are allowed to withhold up to the employees' maximum statutory tax rates in the applicable jurisdictions without resulting in liability classification. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, the Company presented cash payments to tax authorities in connection with shares withheld to meet statutory tax withholdings requirements as an operating activity in its statement of cash flows. Upon adoption of this ASU, the presentation of these payments was reclassified to a financing activity and prior period Consolidated Statements of Cash Flows have been updated to reflect this change.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra- Entity Transfers of Assets Other Than Inventory. This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company will not be early adopting this standard but, upon adoption, will use the modified retrospective approach. The modified retrospective approach will result in a reclassification of a net deferred charge of approximately $1.3 million from “Other assets” to “Retained loss” on the Consolidated Balance Sheets, with a partial offset, which the Company is in the process of finalizing, for the establishment of remaining net deferred tax assets in each respective jurisdiction.
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

For asset-backed and other securities, which include investments in limited partnerships, market quotes are generally not available. The Company utilizes broker quotes to measure market value, if available. Because the inputs and assumptions that brokers use to develop prices are unobservable, valuations that are based on brokers' quotes are classified as Level 3. Also, the Company uses pricing services that utilize pricing models based on market observable and unobservable data. The observable inputs include quotes for comparable securities, yield curves, default indices, interest rates, historical prepayment speeds and delinquency rates. These pricing models also apply an inactive market adjustment as a significant unobservable input. Accordingly, asset-backed and other securities valued using third-party pricing models are classified as Level 3.

•
Derivative financial instruments — Derivatives consist of forward contracts to manage income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity, and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 5 — Derivative Financial Instruments for additional disclosure on the Company's forward contracts.

The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.6	$—	$5.6
Asset-backed and other securities	—	1.4	1.4
Forward contracts	0.2	—	0.2
Total financial assets	$5.8	$1.4	$7.2
Financial liabilities:
Forward contracts	$1.0	$—	$1.0

December 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.2	$—	$7.2
Asset-backed and other securities	—	10.6	10.6
Forward contracts	2.4	—	2.4
Total financial assets	$9.6	$10.6	$20.2
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis, for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Beginning balance	$10.6	$11.6	$12.6
Principal paydowns	(0.8)	(1.2)	(0.9)
Change in unrealized gains	3.8	0.3	(0.1)
Net realized gains	(12.2)	(0.1)	—
Ending balance	$1.4	$10.6	$11.6
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2017	2016	2017	2016
Senior secured credit facility	$910.8	$912.5	$914.2	$924.0
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2017 and 2016.
The Company records the investments in its defined benefit pension plan ("Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common/collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined based on the current market values of the underlying assets. See Note 9 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s property and equipment, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of property and equipment, goodwill and other intangible assets were recorded during 2017, 2016 and 2015.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expenses" line in the Consolidated Statements of Operations.

Note 4 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2017	2016
Cash	$1,654.5	$1,514.5
Money market securities	5.4	7.7
Cash and cash equivalents (1)	1,659.9	1,522.2
Interest-bearing investments	1,154.2	1,252.1
Available-for-sale investments	7.0	17.8
Total investment portfolio	$2,821.1	$2,792.1
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

Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of December 31, 2017.
Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
December 31, 2017
Residential mortgage-backed securities	$5.2	$0.4	$5.6
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.4	$1.6	$7.0

December 31, 2016
Residential mortgage-backed securities	$6.6	$0.6	$7.2
Asset-backed and other securities	1.0	9.6	10.6
Total	$7.6	$10.2	$17.8
As of December 31, 2017 and 2016, 80% and 40%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in asset-backed and other securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 3 — Fair Value Measurement.
Gains and Losses — For the twelve months ended December 31, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. As of December 31, 2017 and 2016, net unrealized gains, net of tax of $2.2 million and $10.8 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had nominal unrealized losses in its available-for-sale portfolio as of December 31, 2017 and no unrealized losses in its available-for-sale portfolio as of December 31, 2016. For 2017, 2016, and 2015 the Company had no net realized losses and no other-than-temporary impairments.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the rating agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of December 31:

	2017			2016
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	11	$5.6	80%	12	$7.2	40%
Below investment grade	38	1.4	20%	40	10.6	60%
Total	49	$7.0	100%	52	$17.8	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2017 and 2016, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2017 and 2016: 93% and 95% used a third-party pricing service and 7% and 5% used broker quotes, respectively.

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. These contracts will result in gains and losses which are reported in the "Transaction and operations support" line item in the Consolidated Statements of Operations. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following gains related to assets and liabilities denominated in foreign currencies, for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Net realized foreign currency gain (loss)	$21.0	$(5.4)	$(21.3)
Net (loss) gain from the related forward contracts	(13.5)	23.6	32.7
Net gains from foreign currency transactions and related forward contracts	$7.5	$18.2	$11.4
As of December 31, 2017 and 2016, the Company had $311.5 million and $294.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of December 31, 2017 and 2016, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2017	2016	2017	2016	2017	2016
Forward contracts	Other assets	$0.4	$2.6	$(0.2)	$(0.2)	$0.2	$2.4

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2017	2016	2017	2016	2017	2016
Forward contracts	Accounts payable and other liabilities	$1.2	$0.3	$(0.2)	$(0.2)	$1.0	$0.1
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

Note 6 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2017	2016
Computer hardware and software	$432.1	$373.3
Signage	71.3	85.0
Equipment at agent locations	59.1	60.5
Office furniture and equipment	29.6	28.0
Leasehold improvements	28.6	24.7
Total property and equipment	620.7	571.5
Accumulated depreciation and amortization	(405.8)	(370.5)
Total property and equipment, net	$214.9	$201.0
Depreciation and amortization expense for property and equipment for 2017, 2016 and 2015 was $73.0 million, $76.9 million, and $63.4 million, respectively.
At December 31, 2017 and 2016, the Company had $5.1 million and $3.8 million, respectively, in accrued purchases of property and equipment included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During 2017 and 2015, the Company had nominal losses related to disposal of its property and equipment. During 2016, the Company recognized a loss of $0.2 million on disposal of signage and equipment at agent locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 7 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance was $442.2 million as of December 31, 2017 and 2016, and all relates to the Global Funds Transfer segment. The Company performed an annual assessment of goodwill during the fourth quarter of 2017, 2016 and 2015. No impairments of goodwill were recorded in 2017, 2016 and 2015.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31:

	2017		2016
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.4	$(3.2)	$445.4	$(3.2)
Intangibles — The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2017			2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$10.7	$(7.8)	$2.9	$11.1	$(6.3)	$4.8
Non-compete agreements	1.0	(0.9)	0.1	1.5	(1.2)	0.3
Developed technology	0.6	(0.3)	0.3	1.1	(0.7)	0.4
Total intangible assets	$12.3	$(9.0)	$3.3	$13.7	$(8.2)	$5.5
Intangible asset amortization expense for 2017, 2016 and 2015 was $2.1 million, $3.0 million and $2.7 million, respectively. The estimated future intangible asset amortization expense is $1.5 million, $0.5 million, $0.5 million, $0.5 million and $0.3 million for 2018, 2019, 2020, 2021 and 2022, respectively.

Note 8 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

	December 31, 2017		December 31, 2016
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	4.94%	$914.2	4.25%	$924.0
Unamortized debt issuance costs and debt discount		(6.1)		(8.8)
Total debt, net		$908.1		$915.2
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
The Company may elect an interest rate under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). For the years ended December 31, 2017, 2016 and 2015, the Eurodollar rate was the effectively elected primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 100 basis points plus the applicable margins previously referred to in this paragraph. The Company's effective interest rate on the senior secured borrowings increased from 4.25% at December 31, 2016 to 4.94% at December 31, 2017 due to an increase in the Eurodollar rate.
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2017, the Company had no outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $125.0 million of availability thereunder.

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
The 2013 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact the Company's liquidity by restricting the Company's ability to borrow under the Revolving Credit Facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in the 2013 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to Adjusted EBITDA (EBITDA adjusted for certain significant items) as discussed in Note 11 — Stock-Based Compensation. Interest coverage is calculated as adjusted EBITDA to net cash interest expense.
The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $190.0 million and $157.2 million as of December 31, 2017 and December 31, 2016, respectively.
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
At December 31, 2017, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.56 to 1.00 and our secured leverage ratio was 3.308 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in “Interest expense” on the Consolidated Statements of Operations.
The Company records debt issuance costs for its Revolving Credit Facility in Other assets on its Consolidated Balance Sheets and related amortization is recorded in "Interest expense" on the Consolidated Statements of Operations. The unamortized costs associated with the Revolving Credit Facility were $0.7 million and $1.2 million as of December 31, 2017 and 2016, respectively.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded in “Interest expense." In 2017 and 2015, the Company had no write-offs of debt discount and in 2016 the Company had nominal write-offs.
Debt Extinguishment Costs — There were no debt extinguishment costs recognized in 2017 or 2015. In 2016, the Company recognized debt extinguishment costs of $0.3 million in connection with the Term Credit Facility principal payments and debt repurchase discussed above which are recorded in "Debt extinguishment costs" on the Consolidated Statements of Operations.
Interest Paid in Cash — The Company paid $41.9 million, $41.6 million and $42.1 million of interest in 2017, 2016 and 2015, respectively.
Maturities — At December 31, 2017, debt totaling $892.1 million will mature in 2020, while debt principal totaling $22.1 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2019.

Note 9 — Pension and Other Benefits

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
Supplemental Executive Retirement Plans — The Company has obligations under various supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2017, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
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
Actuarial Valuation Assumptions — The measurement date for the Company’s Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net periodic benefit expense (income):
Discount rate for benefit obligation	4.05%	4.31%	4.15%	4.11%	4.32%	4.78%	4.30%	4.53%	4.82%
Discount rate for interest cost	3.36%	3.45%	4.15%	3.31%	3.32%	4.78%	3.38%	3.43%	4.82%
Expected return on plan assets	4.52%	4.66%	4.74%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.00%	6.50%	6.50%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	8.25%	7.75%	6.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2024/ 2025	2024	2023
Benefit obligation:
Discount rate	3.58%	4.05%	4.31%	3.65%	4.11%	4.32%	3.72%	4.30%	4.53%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.75%	7.00%	6.50%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.75%	8.25%	7.75%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2025/ 2027	2024/ 2025	2024
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
The Company records its pension assets at fair value as described in Note 3 — Fair Value Measurement. The following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

•
Common/collective trusts — The fair values of the underlying funds in the common/collective trusts are valued based on the unit value established for each fund at each valuation date. The unit value of a collective investment fund is calculated by dividing the fund's net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date, which is derived from observable purchase and redemption activity in the collective investment fund. The Company's common/collective trusts are categorized in Level 2 to the extent that they are readily redeemable at their net asset value. The Company changed the presentation of its common/collective trusts pension assets as of December 31, 2016 to match the December 31, 2017 presentation.

•
Real estate — The Pension Plan trust holds an investment in a real estate development project that the Company considers to be a Level 3 asset for valuation purposes because it requires the use of unobservable inputs in its fair value measurement. The fair value of this investment represents the estimated fair value of the plan’s related ownership percentage in the project based upon an appraisal of the underlying real property as of each balance sheet date. The fund investment strategy for this asset is long-term capital appreciation.

The following table is a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2017
Common/collective trusts
Short-term investment fund	$3.3	$—	$3.3
Equity securities:
Large cap	14.7	—	14.7
Small cap	3.4	—	3.4
International	10.1	—	10.1
Fixed income securities	82.2	—	82.2
Real estate	—	5.5	5.5
Total investments in the fair value hierarchy	$113.7	$5.5	$119.2
December 31, 2016
Common/collective trusts
Short-term investment fund	$2.0	$—	$2.0
Equity securities:
Large cap	15.9	—	15.9
Small cap	3.9	—	3.9
International	9.3	—	9.3
Fixed income securities	75.5	—	75.5
Real estate	—	5.6	5.6
Total investments in the fair value hierarchy	$106.6	$5.6	$112.2
The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plans assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2017	$113.7	Daily	15 Days

December 31, 2016	$106.6	Daily	15 Days
Plan Financial Information — Net periodic benefit expense (income) for the Pension and Postretirement Benefits recorded in the Consolidated Statements of Operations in "Compensation and benefits" includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2017	2016	2015	2017	2016	2015
Settlement charge	$—	$—	$14.7	$—	$—	$—
Interest cost	6.6	7.0	9.8	—	—	—
Expected return on plan assets	(5.1)	(5.3)	(5.8)	—	—	—
Amortization of net actuarial loss	4.6	5.8	8.7	0.1	0.2	0.2
Amortization of prior service cost (credit)	0.1	0.1	—	(0.4)	(0.6)	(0.6)
Net periodic benefit expense (income)	$6.2	$7.6	$27.4	$(0.3)	$(0.4)	$(0.4)

The following tables are a summary of the amounts recognized in other comprehensive (loss) income and net periodic benefit expense (income) for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2017
Net actuarial loss	$15.3	$—
Amortization of net actuarial loss	(4.6)	(0.1)
Amortization of prior service (cost) credit	(0.1)	0.4
Total recognized in other comprehensive (income) loss	$10.6	$0.3
Total recognized in net periodic benefit expense (income)	6.2	(0.3)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$16.8	$—
2016
Net actuarial loss (gain)	$3.5	$(0.1)
Amortization of net actuarial loss	(5.8)	(0.2)
Amortization of prior service credit	(0.1)	0.6
Total recognized in other comprehensive (income) loss	$(2.4)	$0.3
Total recognized in net periodic benefit expense (income)	7.6	(0.4)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$5.2	$(0.1)
2015
Settlement charge	$(14.7)	$—
Net actuarial gain	(19.3)	(0.3)
Amortization of net actuarial loss	(8.7)	(0.2)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive loss	$(42.7)	$0.1
Total recognized in net periodic benefit expense (income)	27.4	(0.4)
Total recognized in other comprehensive loss and net periodic benefit expense (income)	$(15.3)	$(0.3)
The estimated net actuarial loss and prior service (cost) credit for the Pension that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2018 is $7.9 million ($6.1 million net of tax) and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the Postretirement Benefits that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2018 is $0.1 million ($0.1 million net of tax). There is no estimated prior service credit amortization during 2018 for the Postretirement Benefits.
The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at the beginning of the year	$210.4	$213.8	$0.8	$1.0
Interest cost	6.6	7.0	—	—
Actuarial loss (gain)	19.1	4.6	—	(0.1)
Benefits paid	(20.3)	(15.0)	(0.1)	(0.1)
Benefit obligation at the end of the year	$215.8	$210.4	$0.7	$0.8

Change in plan assets:
Fair value of plan assets at the beginning of the year	$112.2	$107.9	$—	$—
Actual return on plan assets	8.8	6.1	—	—
Employer contributions	18.5	13.2	0.1	0.1
Benefits paid	(20.3)	(15.0)	(0.1)	(0.1)
Fair value of plan assets at the end of the year	$119.2	$112.2	$—	$—
Unfunded status at the end of the year	$96.6	$98.2	$0.7	$0.8

In October 2017, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. In December 2017, the Company reevaluated the population of its SERP participants and determined the white-collar adjusted mortality table provided by the Society of Actuaries to be a better estimate for participants in the plan. Accordingly, the change in estimate resulted in an increase to the SERPs unfunded status. The unfunded status of the Pension Plan was $22.7 million and $27.7 million at December 31, 2017 and 2016, respectively, and the unfunded status of the SERPs was $73.9 million and $70.5 million at December 31, 2017 and 2016, respectively.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Pension and other postretirement benefits liability	$96.6	$98.2	$0.7	$0.8	$97.3	$99.0
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$54.1	$46.5	$0.5	$0.5	$54.6	$47.0
Prior service cost (credit), net of tax	0.2	0.2	—	(0.2)	0.2	—
Total	$54.3	$46.7	$0.5	$0.3	$54.8	$47.0
The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Benefit obligation	$141.9	$139.9	$73.9	$70.5	$0.7	$0.8
Accumulated benefit obligation	141.9	139.9	73.8	70.2	—	—
Fair value of plan assets	119.2	112.2	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2018	2019	2020	2021	2022	2023-2027
Pension	$29.5	$15.1	$15.0	$14.7	$14.3	$64.1
Postretirement Benefits	0.1	0.1	0.1	—	—	0.2
Although the Company has no minimum required contribution for the Pension Plan in 2018, we expect to contribute $8.0 million to the Pension Plan in 2018. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $7.0 million in 2018.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.8 million, $5.1 million and $4.4 million in 2017, 2016 and 2015, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $2.8 million, $2.0 million and $1.7 million for 2017, 2016 and 2015, respectively.

Note 10 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid in 2017, 2016 or 2015.
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
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2017, the Company has repurchased 9,842,509 shares of common stock under this authorization and has remaining authorization to repurchase up to 2,157,491 shares.
The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
January 1, 2015	200	71	71	162,500	58,824	53,090	(5,734)
Stock repurchase	—	—	—	—	—	(49)	(49)
Release for restricted stock units	—	—	—	—	—	171	171
December 31, 2015	200	71	71	162,500	58,824	53,212	(5,612)
Stock repurchase	—	—	—	—	—	(1,565)	(1,565)
Release for restricted stock units	—	—	—	—	—	1,118	1,118
December 31, 2016	200	71	71	162,500	58,824	52,765	(6,059)
Release for restricted stock units and stock options exercised	—	—	—	—	—	1,474	1,474
December 31, 2017	200	71	71	162,500	58,824	54,239	(4,585)
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

Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2017	2016
Net unrealized gains on securities classified as available-for-sale, net of tax	$2.2	$10.8
Cumulative foreign currency translation adjustments, net of tax	(10.4)	(19.9)
Pension and Postretirement Benefits adjustments, net of tax	(54.8)	(47.0)
Accumulated other comprehensive loss	$(63.0)	$(56.1)

The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during 2017, 2016 and 2015:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2015	$11.2	$(5.4)	$(75.4)	$(69.6)
Other comprehensive income (loss) before amortization	1.3	(8.1)	12.5	5.7
Amounts reclassified from accumulated other comprehensive loss	(1.4)	—	14.5	13.1
Net current period other comprehensive (loss) income	(0.1)	(8.1)	27.0	18.8
January 1, 2016	11.1	(13.5)	(48.4)	(50.8)
Other comprehensive loss before amortization	—	(6.4)	(2.1)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	3.5	3.2
Net current period other comprehensive (loss) income	(0.3)	(6.4)	1.4	(5.3)
December 31, 2016	10.8	(19.9)	(47.0)	(56.1)
Other comprehensive income (loss) before reclassification	3.6	9.5	(10.6)	2.5
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	2.8	(9.4)
Net current period other comprehensive (loss) income	(8.6)	9.5	(7.8)	(6.9)
December 31, 2017	$2.2	$(10.4)	$(54.8)	$(63.0)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2017	2016	2015	Statement of Operations Location
Change in net unrealized gains on securities classified as available-for-sale, before tax	$(12.2)	$(0.4)	$(1.4)	"Investment revenue"
Tax expense (benefit)	—	0.1	—
Total, net of tax	$(12.2)	$(0.3)	$(1.4)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$(0.3)	$(0.5)	$(0.6)	"Compensation and benefits"
Amortization of net actuarial loss	4.7	6.0	8.9	"Compensation and benefits"
Settlement charge	—	—	14.7	"Compensation and benefits"
Total before tax	4.4	5.5	23.0
Tax benefit, net	(1.6)	(2.0)	(8.5)
Total, net of tax	$2.8	$3.5	$14.5

Total reclassified for the period, net of tax	$(9.4)	$3.2	$13.1

Note 11 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2017, the Company has remaining authorization to issue future grants of up to 3,050,592 shares.
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
The following table is a summary of the Company's stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Expense recognized related to stock options	$0.5	$2.8	$4.6
Expense recognized related to restricted stock units	14.0	15.1	15.0
Stock-based compensation expense	$14.5	$17.9	$19.6
Stock Options —Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
There were no options granted in 2017, 2016 or 2015. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options issued were either time based, vesting over a four-year period, or performance based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.

The following table is a summary of the Company’s stock option activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2016	2,485,461	$18.02	4.0 years	$—
Exercised	(112,297)	14.44
Forfeited/Expired	(353,314)	20.85
Options outstanding at December 31, 2017	2,019,850	$17.72	2.8 years	$0.6
Vested or expected to vest at December 31, 2017	2,019,844	$17.72	2.8 years	$0.6
Options exercisable at December 31, 2017	2,015,249	$17.72	2.8 years	$0.6
The following table is a summary of the Company's stock option compensation information during the years ended December 31:

(Amounts in millions)	2017	2016	2015
Intrinsic value of options exercised	$0.3	$—	$—
Cash received from option exercises	$1.6	$—	$—
As of December 31, 2017, the Company had no unrecognized stock option expense related to outstanding options.
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
During 2016, the Company issued time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the conclusion of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, up to 50% of such awards become eligible to vest over such three year period if a target level of Adjusted EBITDA is achieved for the year ended December 31, 2016. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. The other 50% of the performance-based restricted stock units become eligible to vest over such three year period if a target level of Digital revenue is achieved for the year ended December 31, 2016. The performance-based restricted stock units have a threshold level of performance for each of the target levels. Achievement of the threshold level will result in vesting of 50% of the target levels discussed above. The number of performance-based restricted stock units that will vest for performance achievement between the threshold and target will be determined based on a straight-line interpolation. No performance-based restricted stock units will vest for performance achievement below the thresholds.
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

For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. As of December 31, 2017, the Company believes it is probable that it will achieve the performance goals between the threshold and target levels for the 2017 restricted stock units. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2017:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2016	4,630,038	$7.68	0.9 years	$54.7
Granted	1,361,986	12.87
Vested and converted to shares	(2,040,682)	7.61
Forfeited	(684,430)	12.98
Restricted stock units outstanding at December 31, 2017	3,266,912	$8.78	0.7 years	$43.1
Restricted stock units vested and outstanding at December 31, 2017	32,680	$6.12		$0.4
The following table is a summary of the Company's restricted stock and restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Fair value of restricted stock units vested during the year	$15.5	$15.9	$6.3
As of December 31, 2017, the Company’s outstanding restricted stock units had unrecognized compensation expense of $13.7 million with a remaining weighted-average vesting period of 1.2 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals.

Note 12 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2017	2016	2015
U.S.	$(64.1)	$28.7	$(46.5)
Foreign	27.5	13.8	16.1
(Loss) income before income taxes	$(36.6)	$42.5	$(30.4)

Foreign income consists of income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Current:
Federal	$(14.7)	$5.2	$17.7
State	1.6	1.8	(0.5)
Foreign	11.2	12.3	5.0
Current income tax expense	(1.9)	19.3	22.2
Deferred:
Federal	(4.5)	4.0	21.3
State	0.1	1.3	(0.8)
Foreign	(0.5)	2.0	4.6
Deferred income tax (benefit) expense	(4.9)	7.3	25.1
Income tax (benefit) expense	$(6.8)	$26.6	$47.3
As of December 31, 2017, the Company had a tax payable of $35.4 million recorded in “Accounts payable and other liabilities” and a tax receivable of $25.7 million recorded in the “Other assets” on the Consolidated Balance Sheets. As of December 31, 2016, the Company had a tax payable of $27.7 million recorded in “Accounts payable and other liabilities” and a tax receivable of $4.7 million recorded in the "Other assets" on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax (benefit) expense at statutory rates to the actual income tax expense for the years ended in December 31:

(Amounts in millions)	2017	2016	2015
Income tax expense (benefit) at statutory federal income tax rate	$(12.8)	$14.9	$(10.7)
Tax effect of:
State income tax, net of federal income tax effect	0.2	0.6	(0.6)
Valuation allowance	(3.8)	(0.8)	(1.0)
International taxes	(3.0)	(1.4)	1.1
Net permanent difference	30.2	0.6	1.2
Change in tax reserve	1.9	9.1	(8.8)
Stock-based compensation	(1.5)	3.8	3.4
Estimated impact from the TCJA	(22.8)	—	—
Deferred charge amortization	4.0	—	—
Effect of U.S. Tax Court decision	—	—	64.4
Other	0.8	(0.2)	(1.7)
Income tax (benefit) expense	$(6.8)	$26.6	$47.3
In 2017, the Company recognized a tax benefit of $6.8 million on pre-tax loss of $36.6 million, primarily due to recently enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") as discussed in more detail below and an accrual related to the five-year deferred prosecution agreement (the "DPA") as further discussed in Note 13 — Commitments and Contingencies.
In 2016, the Company recognized a tax expense of $26.6 million on pre-tax income of $42.5 million, primarily due to a tax settlement reached with the Internal Revenue Service ("IRS") on the matter discussed below and the reversal of tax benefits on share-based compensation.
In 2015, the Company recognized a tax expense of $47.3 million on pre-tax loss of $30.4 million, primarily resulting from the decision of the U.S. Tax Court during the first quarter of 2015 related to the IRS matter discussed in more detail below.
On December 22, 2017, the President of the United States signed into law the TCJA. The TCJA, among other things, contains significant changes to U.S. corporate tax laws, including a permanent reduction of the corporate income tax rate, a limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, modification or repeal of many business deductions and credits (including certain foreign tax credits), a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), a minimum taxing system related to payments deemed to erode the U.S. tax base, and a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). We continue to examine the impact the TCJA may have on the Company, which could adversely affect our business, financial condition and results of operations.
Although the Company does not consider its earnings in its foreign entities to be permanently reinvested, the deferred tax liability associated with the unremitted earnings of its foreign entities was revised under the TCJA by a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company made a reasonable estimate for the one-time deemed mandatory repatriation and has recorded a provisional expense related its foreign E&P. The Company had an estimated $101.6 million of undistributed foreign E&P subject to the deemed mandatory repatriation. After the utilization of foreign tax credits related to undistributed foreign subsidiary E&P and other existing foreign tax credits, the Company expects a net zero liability associated with the deemed mandatory repatriation. As of December 31, 2016, a U.S. deferred tax liability of $5.2 million was recognized for the unremitted earnings of its foreign entities. However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

•
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $19.8 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.

•
The Company recognized a provisional net $3.0 million tax benefit for the remeasurement of previously recorded deferred tax assets and liabilities primarily associated with historical earnings in its foreign subsidiaries.

•
Subsequent to the enactment of the TCJA, the Company must make an accounting policy election to account for the tax effects of global intangible low-tax income either as a component of income tax expense in the period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. The Company is currently evaluating these provisions of the TCJA and the related implications and has not finalized its accounting policy election. The Company will finalize its accounting policy election in 2018.

The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2017	2016
Deferred tax assets:
Basis difference in revalued investments	$61.6	$101.6
Tax loss carryovers	22.3	34.3
Tax credit carryovers	18.0	39.2
Postretirement benefits and other employee benefits	17.1	34.0
Bad debt and other reserves	1.4	4.2
Other	13.2	8.8
Valuation allowance	(75.9)	(124.2)
Total deferred tax assets	57.7	97.9
Deferred tax liability:
Depreciation and amortization and other	(62.7)	(100.8)
Total deferred tax liability	(62.7)	(100.8)
Net deferred tax liability	$(5.0)	$(2.9)
As of December 31, 2017, net deferred tax asset positions of $8.1 million were included in “Other assets” and net deferred tax liability positions of $13.1 million were included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2016, net deferred tax asset positions of $4.4 million were reflected in "Other assets" and net deferred tax liability positions of $7.3 million were included in "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The valuation allowance as of December 31, 2017 and December 31, 2016 relates primarily to basis differences in revalued investments, capital loss carryovers and, to a smaller extent, certain foreign tax loss carryovers.

The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2017:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2018 - 2022	$44.2
U.S. net operating loss carry-forwards	2022 - 2037	$13.8
U.S. tax credit carry-forwards	2024 - 2037	$18.0
U.S. federal minimum tax credit carry-forwards	Indefinite	$17.8
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement. In April 2016, the Company entered into a settlement agreement with the IRS allowing a deduction of $39.3 million. As of December 31, 2016, the Company had fully settled this matter with $21.2 million of existing deferred tax assets and $0.5 million of cash after recognizing an additional $7.7 million of Income tax expense for the year ended December 31, 2016. The state tax liabilities related to the federal settlement have yet to be settled due to the pending implications of the security losses under litigation.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Beginning balance	$24.2	$30.5	$31.7
Additions based on tax positions related to prior years	0.3	11.2	8.3
Additions based on tax positions related to current year	3.4	4.6	0.2
Settlements with cash or attributes	—	(21.4)	—
Foreign currency translation	0.8	—	—
Reductions for tax positions of prior years and other	—	(0.7)	(9.7)
Ending balance	$28.7	$24.2	$30.5
As of December 31, 2017, 2016 and 2015, the liability for unrecognized tax benefits was $28.7 million, $24.2 million and $30.5 million, respectively, exclusive of interest and penalties. For 2017 and 2016, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.3 million and $16.7 million, respectively. For 2015, all of the unrecognized tax benefits could impact the effective tax rate if recognized. The increases in 2017 were related to a foreign tax position consistent with 2016. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Consolidated Statements of Operations. The Company recorded $2.5 million, $2.4 million and $1.9 million in interest and penalties in its Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had a total of $8.9 million and $6.4 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2017, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 13 — Commitments and Contingencies

Leases — The Company has various non-cancelable operating leases for buildings, equipment and vehicles and other leases that terminate through 2026. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. The deferred rent relating to these incentives was an asset of $0.2 million as of December 31, 2017 and 2016.

The following table is a summary of rent expense under our leases for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Rent expense	$16.6	$16.4	$17.8
Sublease agreements	(0.3)	—	(1.0)
Rent expense under leases	$16.3	$16.4	$16.8
The following table is a summary of the future minimum rental payments for all non-cancelable leases with an initial term of more than one year at December 31, 2017:

(Amounts in millions)	Future Minimum Lease Payments
2018	$16.3
2019	14.7
2020	12.8
2021	10.2
2022	6.3
Thereafter	4.7
Total	$65.0
Letters of Credit — At December 31, 2017, the Company had no outstanding letters of credit. These letters of credit would reduce the amount available under the Revolving Credit Facility.
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
As of December 31, 2017, the liability for minimum commission guarantees was $1.2 million and the maximum amount that could be paid under the minimum commission guarantees was $2.1 million over a weighted-average remaining term of 0.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. The Company made no payments on minimum commission guarantees in 2017 and paid $2.4 million or 80% of the estimated maximum payment in 2016.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2017, the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $0.5 million and $1.2 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. A charge of $0.9 million and $2.4 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during 2017 and 2015, respectively, for legal proceedings. A credit of $0.6 million was recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations during 2016 due to the reversal of certain legal settlement accruals.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice ("U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a DPA with the MDPA and U.S. DOJ dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the MDPA and the DOJ (collectively, the “Government”) that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018. The purpose of the extension is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during such 45 day period (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company, including a monitorship period beyond the current monitorship that ends on April 30, 2018. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
The Company has recorded an $85.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.
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
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of December 31, 2017. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $18.7 million on amounts that have previously been accrued.

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money orders to consumers through retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Walmart is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. In 2017, 2016 and 2015, Walmart accounted for 17%, 18% and 19% of total revenue, respectively.
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
All operating expenses that have not been classified in the above segments are reported as "Other." These unallocated expenses in 2017 include $10.8 million of legal expenses, Pension and Postretirement Benefits net periodic benefit expense of $5.9 million, outsourcing, independent contractor and consultant costs of $4.5 million, depreciation and amortization expense of $1.1 million and other net corporate costs of $5.7 million. Unallocated expenses in 2016 include $2.6 million of legal expenses, severance and related costs of $4.7 million, Pension and Postretirement Benefits net periodic benefit expense of $7.2 million and other net corporate costs of $12.0 million. Unallocated expenses in 2015 include $5.2 million of legal expenses, Pension and Postretirement Benefits net periodic benefit expense of $27.0 million and other net corporate costs of $2.5 million.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Global Funds Transfer revenue
Money transfer revenue	$1,421.8	$1,456.2	$1,367.1
Bill payment revenue	86.3	97.5	98.7
Total Global Funds Transfer revenue	1,508.1	1,553.7	1,465.8
Financial Paper Products revenue
Money order revenue	55.0	50.8	51.0
Official check revenue	39.0	24.8	22.3
Total Financial Paper Products revenue	94.0	75.6	73.3
Other revenue	—	1.1	—
Total revenue	$1,602.1	$1,630.4	$1,539.1
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Global Funds Transfer operating income	$4.9	$95.8	$31.7
Financial Paper Products operating income	31.8	18.5	17.9
Total segment operating income	36.7	114.3	49.6
Other operating loss	(28.0)	(26.5)	(34.7)
Total operating income	8.7	87.8	14.9
Interest expense	45.3	45.0	45.3
Debt extinguishment costs	—	0.3	—
(Loss) income before income taxes	$(36.6)	$42.5	$(30.4)

The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Global Funds Transfer	$66.5	$71.8	$60.4
Financial Paper Products	7.5	7.4	5.5
Other	1.1	0.7	0.2
Total depreciation and amortization	$75.1	$79.9	$66.1
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2017	2016	2015
Global Funds Transfer	$76.4	$68.2	$70.1
Financial Paper Products	8.5	10.9	30.3
Total capital expenditures	$84.9	$79.1	$100.4
Total assets by segment - Settlement assets, as defined in Note 2 - Summary of Significant Accounting Policies, are allocated based on the corresponding payment service obligations that are specifically identified to each reporting segment. Property and equipment is specifically identified to both reporting segments with the exception of certain software, most of which is jointly used and allocated to each segment. There is an immaterial amount of software used for corporate purposes. The net carrying value of goodwill and intangibles all relates to the Global Funds Transfer segment as further summarized in Note 7 - Goodwill and Intangible Assets. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to each reporting segment are reported as "Other.” These assets primarily include reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 8 - Debt, and various other corporate assets. The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2017	2016
Global Funds Transfer	$2,333.4	$2,213.9
Financial Paper Products	2,229.4	2,198.3
Other	209.7	185.2
Total assets	$4,772.5	$4,597.4
Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2017, 2016 and 2015. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2017	2016	2015
U.S.	$854.0	$865.8	$829.7
International	748.1	764.6	709.4
Total revenue	$1,602.1	$1,630.4	$1,539.1

Note 15 — Immaterial Error Correction

2017 Immaterial Error Correction
Subsequent to the issuance of the Company’s 2016 financial statements, the Company’s management determined that there was an immaterial error with respect to the Pension Plan. Specifically, the error related to the calculation of the Company’s prior years' pension obligation. Accordingly, the prior period amounts within the consolidated financial statements and corresponding footnotes have been revised to reflect the correct balances. The adjustment has no impact to "Total liabilities and stockholders' deficit" on the Consolidated Balance Sheets as of December 31, 2016 and “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

The effects of the correction on the consolidated financial statements for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016
(Amounts in millions, except per share data)	As Previously Reported	Correction	As Corrected
CONSOLIDATED BALANCE SHEET
Pension and other postretirement benefits	$87.6	$11.4	$99.0
Accounts payable and other liabilities	168.7	(4.2)	164.5
Total liabilities	$4,805.8	$7.2	$4,813.0

	December 31, 2016			December 31, 2015
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Retained loss	$(1,247.6)	$(5.0)	$(1,252.6)	$(1,226.8)	$(4.6)	$(1,231.4)
Accumulated other comprehensive loss	(53.9)	(2.2)	(56.1)	(48.7)	(2.1)	(50.8)
Total stockholders’ deficit	$(208.4)	$(7.2)	$(215.6)	$(222.8)	$(6.7)	$(229.5)

CONSOLIDATED STATEMENTS OF OPERATIONS
Compensation and benefits	$295.1	$0.6	$295.7	$309.1	$1.3	$310.4
Total operating expenses	1,542.0	0.6	1,542.6	1,522.9	1.3	1,524.2
Operating income	88.4	(0.6)	87.8	16.2	(1.3)	14.9
Income tax expense	26.8	(0.2)	26.6	47.8	(0.5)	47.3
Net income (loss)	$16.3	$(0.4)	$15.9	$(76.9)	$(0.8)	$(77.7)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.26	$—	$0.26	$(1.24)	$(0.01)	$(1.25)
Diluted	$0.25	$(0.01)	$0.24	$(1.24)	$(0.01)	$(1.25)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax	$3.4	$0.1	$3.5	$5.0	$0.2	$5.2
Valuation adjustment for pension and postretirement benefits, net of tax	(1.9)	(0.2)	(2.1)	12.7	(0.2)	12.5
Pension settlement charge, net of tax	—	—	—	8.9	0.4	9.3
Other comprehensive (loss) income	$(5.2)	$(0.1)	$(5.3)	$18.4	$0.4	$18.8

CONSOLIDATED STATEMENTS OF CASH FLOWS
Non-cash compensation and pension expense	$24.5	$0.6	$25.1	$45.3	$1.3	$46.6
Provision for deferred income taxes	$7.5	$(0.2)	$7.3	$25.6	$(0.5)	$25.1
2016 Immaterial Error Correction
Prior to the issuance of the Company’s 2016 financial statements, the Company's management determined that there was an immaterial error in the historical presentation of the foreign exchange revenue on a net basis. As a result, in 2016, fee and other revenue and Fee and other commissions expense for the years ended 2015 and 2014 were restated from the amounts previously reported to correct the presentation of foreign exchange revenue from a net presentation to a gross presentation in our Consolidated Statements of Operations. The correction was an increase in previously reported Fee and other revenue and Fee and other commissions expense. This correction had no impact on our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows or Consolidated Statements of Stockholders' Deficit. For

the effects of the correction on the Company’s financial statements, refer to the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Note 16 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly (loss) earnings per common share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis. The quarterly financial information for 2016 has been immaterially restated, where applicable. See Note 15 — Immaterial Error Correction for more information on the restatement.
2017 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second	Third	Fourth(1)
Total revenue	$386.1	$410.0	$397.8	$408.2
Total operating expenses	364.0	390.2	374.5	464.7
Operating income	22.1	19.8	23.3	(56.5)
Total other expenses, net	10.8	11.2	11.6	11.7
Income (loss) before income taxes	$11.3	$8.6	$11.7	$(68.2)
Net income (loss)	$8.8	$6.2	$7.7	$(52.5)
Earnings (loss) per common share
Basic	$0.14	$0.10	$0.12	$(0.83)
Diluted	$0.13	$0.09	$0.12	$(0.83)
(1) In the fourth quarter of 2017, total operating expenses was impacted by an $85.0 million accrual related to the DPA.
2016 Fiscal Quarters:

(Amounts in millions, except per share data)	First			Second			Third			Fourth
	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected	As Previously Reported	Correction	As Corrected
Total revenue	$387.1	$—	$387.1	$414.3	$—	$414.3	$412.8	$—	$412.8	$416.2	$—	$416.2
Total operating expenses	364.0	0.1	364.1	398.1	0.2	398.3	386.6	0.1	386.7	393.3	0.2	393.5
Operating income (loss)	23.1	(0.1)	23.0	16.2	(0.2)	16.0	26.2	(0.1)	26.1	22.9	(0.2)	22.7
Total other expenses, net	11.3	—	11.3	11.2	—	11.2	11.3	—	11.3	11.5	—	11.5
(Loss) income before income taxes	$11.8	$(0.1)	$11.7	$5.0	$(0.2)	$4.8	$14.9	$(0.1)	$14.8	$11.4	$(0.2)	$11.2
Net (loss) income	$(4.2)	$(0.1)	$(4.3)	$3.1	$(0.1)	$3.0	$10.2	$(0.1)	$10.1	$7.2	$(0.1)	$7.1
(Loss) earnings per common share
Basic	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$0.16	$—	$0.16	$0.12	$(0.01)	$0.11
Diluted	$(0.07)	$—	$(0.07)	$0.05	$—	$0.05	$0.15	$—	$0.15	$0.11	$—	$0.11

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
The following information represents Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016, along with Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$9.6	$178.7	$—	$190.0
Settlement assets	—	3,491.4	265.5	—	3,756.9
Property and equipment, net	—	199.1	15.8	—	214.9
Goodwill	—	315.4	126.8	—	442.2
Other assets	49.5	110.3	200.9	(192.2)	168.5
Equity investments in subsidiaries	813.8	132.4	—	(946.2)	—
Intercompany receivables	—	546.9	—	(546.9)	—
Total assets	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.4	$265.5	$—	$3,756.9
Debt, net	908.1	—	—	—	908.1
Pension and other postretirement benefits	—	97.3	—	—	97.3
Accounts payable and other liabilities	—	402.6	50.9	(198.0)	255.5
Intercompany liabilities	208.0	—	338.9	(546.9)	—
Total liabilities	1,116.1	3,991.3	655.3	(744.9)	5,017.8
Total stockholders’ (deficit) equity	(251.1)	813.8	132.4	(940.4)	(245.3)
Total liabilities and stockholders’ (deficit) equity	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,293.3	$700.6	$(433.0)	$1,560.9
Investment revenue	—	40.2	1.0	—	41.2
Total revenue	—	1,333.5	701.6	(433.0)	1,602.1
EXPENSES
Fee and other commissions expense	—	556.6	454.6	(247.7)	763.5
Investment commissions expense	—	8.7	—	—	8.7
Total commissions expense	—	565.3	454.6	(247.7)	772.2
Compensation and benefits	—	178.4	99.3	—	277.7
Transaction and operations support	1.7	494.8	88.2	(182.4)	402.3
Occupancy, equipment and supplies	—	50.0	16.1	—	66.1
Depreciation and amortization	—	66.6	28.6	(20.1)	75.1
Total operating expenses	1.7	1,355.1	686.8	(450.2)	1,593.4
OPERATING (LOSS) INCOME	(1.7)	(21.6)	14.8	17.2	8.7
Other expenses
Interest expense	45.3	—	—	—	45.3
Other	—	(11.4)	—	11.4	—
Total other expenses	45.3	(11.4)	—	11.4	45.3
(Loss) income before income taxes	(47.0)	(10.2)	14.8	5.8	(36.6)
Income tax (benefit) expense	(16.3)	5.5	4.0	—	(6.8)
(Loss) income after income taxes	(30.7)	(15.7)	10.8	5.8	(29.8)
Equity income in subsidiaries	(4.9)	10.8	—	(5.9)	—
NET INCOME	(35.6)	(4.9)	10.8	(0.1)	(29.8)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(6.7)	(6.9)	24.7	(18.0)	(6.9)
COMPREHENSIVE (LOSS) INCOME	$(42.3)	$(11.8)	$35.5	$(18.1)	$(36.7)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43.8)	$449.3	$(273.0)	$—	$132.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(76.7)	(6.9)	—	(83.6)
Intercompany investments	—	(40.0)	356.7	(316.7)	—
Dividend from subsidiary guarantors	52.0	—	—	(52.0)	—
Capital contributions to non-guarantors	—	(33.5)	—	33.5	—
Net cash provided by (used in) investing activities	52.0	(150.2)	349.8	(335.2)	(83.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	—	—	—	(9.8)
Proceeds from exercise of stock options and other	1.7	—	—	—	1.7
Dividend to parent	—	(52.0)	—	52.0	—
Intercompany financings	1.6	(358.3)	40.0	316.7	—
Payments to tax authorities for stock-based compensation	—	(8.0)	—	—	(8.0)
Capital contributions from subsidiary guarantors	—	—	33.5	(33.5)	—
Net cash (used in) provided by financing activities	(6.5)	(418.3)	73.5	335.2	(16.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.7	(119.2)	150.3	—	32.8
CASH AND CASH EQUIVALENTS—Beginning of year	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of year	$1.7	$9.6	$178.7	$—	$190.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$128.8	$28.4	$—	$157.2
Settlement assets	—	3,504.7	129.6	—	3,634.3
Property and equipment, net	—	184.3	16.7	—	201.0
Goodwill	—	315.3	126.9	—	442.2
Other assets	36.0	146.0	39.4	(58.7)	162.7
Equity investments in subsidiaries	879.1	232.3	—	(1,111.4)	—
Intercompany receivables	—	155.1	51.3	(206.4)	—
Total assets	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,525.4	$108.9	$—	$3,634.3
Debt, net	915.2	—	—	—	915.2
Pension and other postretirement benefits	—	99.0	—	—	99.0
Accounts payable and other liabilities	1.9	170.2	51.1	(58.7)	164.5
Intercompany liabilities	206.4	—	—	(206.4)	—
Total liabilities	1,123.5	3,794.6	160.0	(265.1)	4,813.0
Total stockholders’ (deficit) equity	(208.4)	871.9	232.3	(1,111.4)	(215.6)
Total liabilities and stockholders’ (deficit) equity	$915.1	$4,666.5	$392.3	$(1,376.5)	$4,597.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,569.7	$417.9	$(375.2)	$1,612.4
Investment revenue	—	18.0	—	—	18.0
Total revenue	—	1,587.7	417.9	(375.2)	1,630.4
EXPENSES
Fee and other commissions expense	—	770.7	219.7	(197.3)	793.1
Investment commissions expense	—	2.5	—	—	2.5
Total commissions expense	—	773.2	219.7	(197.3)	795.6
Compensation and benefits	—	196.6	99.1	—	295.7
Transaction and operations support	2.0	427.3	58.1	(177.9)	309.5
Occupancy, equipment and supplies	—	45.7	16.2	—	61.9
Depreciation and amortization	—	67.4	12.5	—	79.9
Total operating expenses	2.0	1,510.2	405.6	(375.2)	1,542.6
OPERATING (LOSS) INCOME	(2.0)	77.5	12.3	—	87.8
Other expenses
Interest expense	45.0	—	—	—	45.0
Debt extinguishment costs	0.3	—	—	—	0.3
Total other expenses	45.3	—	—	—	45.3
(Loss) income before income taxes	(47.3)	77.5	12.3	—	42.5
Income tax (benefit) expense	(16.5)	46.2	(3.1)	—	26.6
(Loss) income after income taxes	(30.8)	31.3	15.4	—	15.9
Equity income in subsidiaries	47.1	15.4	—	(62.5)	—
NET INCOME	16.3	46.7	15.4	(62.5)	15.9
TOTAL OTHER COMPREHENSIVE LOSS	(5.3)	(5.3)	(34.3)	39.6	(5.3)
COMPREHENSIVE INCOME (LOSS)	$11.0	$41.4	$(18.9)	$(22.9)	$10.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors		Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43.4)	$142.7	$21.6		$—	$120.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(74.0)	(8.8)		—	(82.8)
Intercompany investments	—	(12.6)	(58.7)		71.3	—
Dividend from subsidiary guarantors	70.7	—	—		(70.7)	—
Capital contributions to non-guarantors	—	(0.1)	—		0.1	—
Net cash provided by (used in) investing activities	70.7	(86.7)	(67.5)		0.7	(82.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(30.3)	—	—		—	(30.3)
Stock repurchases	(11.7)	—	—		—	(11.7)
Dividend to parent	—	(70.7)	—		70.7	—
Intercompany financings	12.6	58.7	—		(71.3)	—
Contingent consideration payment	—	(0.7)	—	—	—	(0.7)
Payments to tax authorities for stock-based compensation	—	(2.7)	—		—	(2.7)
Capital contributions from subsidiary guarantors	—	—	0.1		(0.1)	—
Net cash (used in) provided by financing activities	(29.4)	(15.4)	0.1		(0.7)	(45.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.1)	40.6	(45.8)		—	(7.3)
CASH AND CASH EQUIVALENTS—Beginning of year	2.1	88.2	74.2		—	164.5
CASH AND CASH EQUIVALENTS—End of year	$—	$128.8	$28.4		$—	$157.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,492.1	$419.8	$(384.9)	$1,527.0
Investment revenue	—	12.0	0.1	—	12.1
Total revenue	—	1,504.1	419.9	(384.9)	1,539.1
EXPENSES
Fee and other commissions expense	—	737.2	225.9	(203.3)	759.8
Investment commissions expense	—	0.8	—	—	0.8
Total commissions expense	—	738.0	225.9	(203.3)	760.6
Compensation and benefits	—	213.0	97.4	—	310.4
Transaction and operations support	1.4	451.3	53.8	(181.7)	324.8
Occupancy, equipment and supplies	—	54.7	18.1	(10.5)	62.3
Depreciation and amortization	—	53.5	12.6	—	66.1
Total operating expenses	1.4	1,510.5	407.8	(395.5)	1,524.2
OPERATING (LOSS) INCOME	(1.4)	(6.4)	12.1	10.6	14.9
Other expenses (income)
Interest expense	45.3	—	—	—	45.3
Other income	—	—	(10.6)	10.6	—
Total other expenses (income), net	45.3	—	(10.6)	10.6	45.3
(Loss) income before income taxes	(46.7)	(6.4)	22.7	—	(30.4)
Income tax (benefit) expense	(16.4)	55.8	7.9	—	47.3
(Loss) income after income taxes	(30.3)	(62.2)	14.8	—	(77.7)
Equity (loss) income in subsidiaries	(46.6)	14.8	—	31.8	—
NET (LOSS) INCOME	(76.9)	(47.4)	14.8	31.8	(77.7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18.8	12.2	(20.4)	8.2	18.8
COMPREHENSIVE LOSS	$(58.1)	$(35.2)	$(5.6)	$40.0	$(58.9)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(65.7)	$150.1	$(50.3)	$—	$34.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(96.5)	(13.4)	—	(109.9)
Proceeds from disposal of assets	—	0.4	—	—	0.4
Intercompany investments	28.3	21.0	—	(49.3)	—
Dividend from subsidiary guarantors	47.6	—	—	(47.6)	—
Capital contributions to non-guarantors	—	(2.4)	—	2.4	—
Net cash provided by (used in) by investing activities	75.9	(77.5)	(13.4)	(94.5)	(109.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on debt	(9.8)	—	—	—	(9.8)
Stock repurchases	(0.4)	—	—	—	(0.4)
Intercompany financings	—	(28.3)	(21.0)	49.3	—
Dividend to parent	—	(47.6)	—	47.6	—
Payments to tax authorities for stock-based compensation	—	(0.5)	—	—	(0.5)
Capital contributions from subsidiary guarantors	—	—	2.4	(2.4)	—
Net cash used in financing activities	(10.2)	(76.4)	(18.6)	94.5	(10.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(3.8)	(82.3)	—	(86.1)
CASH AND CASH EQUIVALENTS—Beginning of year	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of year	$2.1	$88.2	$74.2	$—	$164.5