Form 10-Q
period 2018-03-31
MONEYGRAM INTERNATIONAL INC
filed 2018-05-08
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)
(214) 999-7552
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of May 4, 2018, 55,536,013 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$199.7	$190.0
Settlement assets	3,483.3	3,756.9
Property and equipment, net	206.3	214.9
Goodwill	442.2	442.2
Other assets	177.7	168.5
Total assets	$4,509.2	$4,772.5
LIABILITIES
Payment service obligations	$3,483.3	$3,756.9
Debt, net	906.3	908.1
Pension and other postretirement benefits	94.3	97.3
Accounts payable and other liabilities	258.0	255.5
Total liabilities	4,741.9	5,017.8
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2018 and December 31, 2017	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at March 31, 2018 and December 31, 2017	0.6	0.6
Additional paid-in capital	1,039.6	1,034.8
Retained loss	(1,367.8)	(1,336.1)
Accumulated other comprehensive loss	(59.6)	(63.0)
Treasury stock: 3,296,003 and 4,585,223 shares at March 31, 2018 and December 31, 2017, respectively	(29.4)	(65.5)
Total stockholders’ deficit	(232.7)	(245.3)
Total liabilities and stockholders’ deficit	$4,509.2	$4,772.5
See Notes to the Condensed Consolidated Financial Statements

-1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2018	2017
REVENUE
Fee and other revenue	$370.1	$380.3
Investment revenue	9.9	5.8
Total revenue	380.0	386.1
EXPENSES
Fee and other commissions expense	176.5	186.0
Investment commissions expense	3.5	1.3
Direct transaction expense	5.5	5.1
Total commissions and direct transaction expenses	185.5	192.4
Compensation and benefits	79.3	70.2
Transaction and operations support	74.8	66.5
Occupancy, equipment and supplies	16.6	15.3
Depreciation and amortization	18.1	18.3
Total operating expenses	374.3	362.7
OPERATING INCOME	5.7	23.4
Other (income) expenses
Interest expense	12.3	10.8
Other non-operating (income) expense	(28.5)	1.3
Total other (income) expenses	(16.2)	12.1
Income before income taxes	21.9	11.3
Income tax expense	14.8	2.5
NET INCOME	$7.1	$8.8

EARNINGS PER COMMON SHARE
Basic	$0.11	$0.14
Diluted	$0.11	$0.13

Weighted-average outstanding common shares and equivalents used in computing earnings per share
Basic	63.8	62.1
Diluted	66.2	66.1
See Notes to the Condensed Consolidated Financial Statements

-2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
NET INCOME	$7.1	$8.8
OTHER COMPREHENSIVE INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period	(0.2)	0.1
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.2 and $0.4 for the three months ended March 31, 2018 and 2017, respectively	0.9	0.7
Unrealized foreign currency translation adjustments, net of tax expense of $0.6 and $0.0 for the three months ended March 31, 2018 and 2017, respectively	2.7	2.2
Other comprehensive income	3.4	3.0
COMPREHENSIVE INCOME	$10.5	$11.8
See Notes to the Condensed Consolidated Financial Statements

-3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7.1	$8.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18.1	18.3
Signing bonus amortization	14.0	13.0
Amortization of debt discount and debt issuance costs	0.8	0.8
Non-cash compensation and pension expense	6.2	5.3
Signing bonus payments	(11.8)	(10.2)
Change in other assets	(5.1)	(8.6)
Change in accounts payable and other liabilities	(0.2)	(37.1)
Other non-cash items, net	1.4	0.1
Net cash provided by (used in) operating activities	30.5	(9.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.3)	(18.6)
Net cash used in investing activities	(12.3)	(18.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.4)	(2.5)
Payments to tax authorities for stock-based compensation	(6.1)	—
Proceeds from exercise of stock options and other	—	0.9
Net cash used in financing activities	(8.5)	(1.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9.7	(29.8)
CASH AND CASH EQUIVALENTS—Beginning of period	190.0	157.2
CASH AND CASH EQUIVALENTS—End of period	$199.7	$127.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	7.1	—	—	7.1
Stock-based compensation activity	—	—	4.8	(43.0)	—	36.1	(2.1)
Cumulative effect of adoption of ASU 2016-16	—	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	3.4	—	3.4
March 31, 2018	$183.9	$0.6	$1,039.6	$(1,367.8)	$(59.6)	$(29.4)	$(232.7)

See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. Additionally, we have limited Company-operated retail locations. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
In the first quarter of 2018, the Company changed the presentation of certain operating expenses, which are now presented as part of "Direct transaction expense" on the Condensed Consolidated Statements of Operations. Direct transaction expense includes expenses related to the processing of money transfers, such as customer authentication and funding costs. Prior period amounts have been updated to reflect the change in presentation, which had no impact on operating income, net income, earnings per share, or segments operating results.
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
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company adopted these standards in the first quarter of 2018 using the cumulative effect transition method upon adoption. See Note 15 — Revenue Recognition for more information related to the Company's revenue from contracts with customers.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted but the Company will not be early adopting this standard. The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. The impact of this ASU on the Company’s consolidated financial statements is still being evaluated but, due to the nature of the Company's leases, management believes that this standard will not have a material impact on the Consolidated Statements of Operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. The modified retrospective approach resulted in a cumulative effect of $4.2 million to "Retained loss," consisting of a deferred charge of $1.3 million offset by a recording of deferred tax balances of $5.5 million from "Other assets" on the Condensed Consolidated Balance Sheets.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in the standard require components of net periodic benefit cost, other than service cost, to be presented outside of income from operations. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior to the adoption of this ASU, the Company presented net periodic benefit costs, other than service cost, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations. Upon adoption, these costs were reclassified to "Other non-operating (income) expense" on the Condensed Consolidated Statements of Operations and the prior period was updated to reflect this change. For the three months ended March 31, 2018 and 2017, net periodic benefit cost, other than service cost, were $1.4 million and $1.3 million, respectively.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "TCJA"). ASU 2018-02 will not have an impact on the Condensed Consolidated Statements of Operations. The amendments in this standard also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The impact of this ASU is still being evaluated, but management does not expect this standard to have a material impact on the Condensed Consolidated Balance Sheets.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.
Merger Agreement — On January 26, 2017, MoneyGram International, Inc. entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”). The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On January 2, 2018, the parties to the Merger Agreement were advised that CFIUS clearance of the Merger would not be forthcoming, and after further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Alipay paid the Company a termination fee of $30.0 million on January 3, 2018, which is recorded in "Other non-operating (income) expense" on the Condensed Consolidated Statements of Operations. The parties agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.

Note 2 — Restructuring and Reorganization Costs

In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be completed by the end of 2018, the Company expects between 250 and 350 employees to be affected, possibly through transfers or terminations, representing approximately 9% to 12% of the Company’s global workforce. The Company expects to incur restructuring and reorganization charges totaling approximately $15.0 million, consisting primarily of severance and outplacement benefits (approximately $11.0 million), real estate lease termination and other associated costs (approximately $3.0 million), and reorganization costs (approximately $1.0 million). A substantial portion of such charges was incurred in the first quarter of 2018, and the Company expects approximately $13.0 million of the charges to be paid in cash over the course of 2018 and into the first quarter of 2019. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

The following table is a roll-forward of the restructuring costs accrual as of March 31, 2018:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2017	$—
Expenses	7.3
Cash payments	(1.3)
Non-cash operating expenses	(1.8)
Balance, March 31, 2018	$4.2
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of March 31, 2018:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$7.3
Estimated additional restructuring costs to be incurred	6.7
Total restructuring costs incurred and to be incurred	14.0
Estimated reorganization costs to be incurred	1.0
Total restructuring and reorganization costs incurred and to be incurred	$15.0
The following table summarizes the restructuring costs recorded:

Three months ended March 31,
(Amounts in millions)	2018
Restructuring costs in operating expenses:
Compensation and benefits	$6.0
Transaction and operations support	1.2
Occupancy, equipment and supplies	0.1
Total restructuring costs in operating expenses	$7.3
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring and reorganization costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer
Balance, December 31, 2017	$—
First quarter 2018	7.3
Total cumulative restructuring costs incurred to date in operating expenses	7.3
Total estimated additional restructuring costs to be incurred	6.7
Total restructuring costs incurred and to be incurred	$14.0

Note 3 — Settlement Assets and Payment Service Obligations

The Company records payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. These obligations are recognized by the Company at the time the underlying transaction occurs. The Company records corresponding settlement assets, which represent funds received or to be received for unsettled money transfers, money orders and consumer payments.

The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	March 31, 2018	December 31, 2017
Settlement assets:
Settlement cash and cash equivalents	$1,403.4	$1,469.9
Receivables, net	919.2	1,125.8
Interest-bearing investments	1,154.0	1,154.2
Available-for-sale investments	6.7	7.0
	3,483.3	3,756.9
Payment service obligations	$(3,483.3)	$(3,756.9)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.4	$—	$5.4
Asset-backed and other securities	—	1.3	1.3
Forward contracts	0.8	—	0.8
Total financial assets	$6.2	$1.3	$7.5
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.6	$—	$5.6
Asset-backed and other securities	—	1.4	1.4
Forward contracts	0.2	—	0.2
Total financial assets	$5.8	$1.4	$7.2
Financial liabilities:
Forward contracts	$1.0	$—	$1.0
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Beginning balance	$1.4	$10.6
Principal paydowns	—	(0.1)
Change in unrealized gains	(0.2)	0.1
Net realized gains	0.1	—
Ending balance	$1.3	$10.6

Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Senior secured credit facility	$910.6	$910.8	$911.8	$914.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2018 and December 31, 2017.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2018	December 31, 2017
Cash	$1,600.6	$1,654.5
Money market securities	2.5	5.4
Cash and cash equivalents (1)	1,603.1	1,659.9
Interest-bearing investments	1,154.0	1,154.2
Available-for-sale investments	6.7	7.0
Total investment portfolio	$2,763.8	$2,821.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
March 31, 2018
Residential mortgage-backed securities	$5.0	$0.4	$5.4
Asset-backed and other securities	0.3	1.0	1.3
Total	$5.3	$1.4	$6.7

December 31, 2017
Residential mortgage-backed securities	$5.2	$0.4	$5.6
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.4	$1.6	$7.0
As of March 31, 2018 and December 31, 2017, 81% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2018, the Company had nominal net realized gains and no net realized losses. For the three months ended March 31, 2017, the Company had no net realized gains or losses. The Company had nominal unrealized losses in its available-for-sale portfolio as of March 31, 2018 and December 31, 2017. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 9 — Stockholders' Deficit.
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

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes and will result in gains and losses. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market. The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Net realized foreign currency gain	$0.5	$3.0
Net loss from the related forward contracts	(0.5)	(2.0)
Net gains from foreign currency transactions and related forward contracts	$—	$1.0
As of March 31, 2018 and December 31, 2017, the Company had $314.8 million and $311.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Forward contracts	Other assets	$1.0	$0.4	$(0.2)	$(0.2)	$0.8	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Forward contracts	Accounts payable and other liabilities	$0.2	$1.2	$(0.2)	$(0.2)	$—	$1.0
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	March 31, 2018		December 31, 2017
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	5.55%	$911.8	4.94%	$914.2
Unamortized debt issuance costs and debt discount		(5.5)		(6.1)
Total debt, net		$906.3		$908.1

The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.55% as of March 31, 2018, due to an increase in the Eurodollar rate.
Revolving Credit Facility — As of March 31, 2018, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $85.8 million of availability thereunder. Pursuant to an amendment to the credit agreement, dated December 12, 2016, among other things, the aggregate revolving credit commitments were decreased from $150.0 million to $125.0 million for the period beginning December 12, 2016 and ending March 27, 2018 (the remainder of the original revolving credit facility term). This amendment also extended the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019.
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
The revolving credit facility contains certain financial covenants, in addition to the non-financial covenants described above. The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $199.7 million and $190.0 million as of March 31, 2018 and December 31, 2017, respectively.
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2018 through June 30, 2018	2.25:1	4.000:1
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
As of March 31, 2018, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.38 to 1.00 and our secured leverage ratio was 3.276 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Interest cost	$1.6	$1.5
Expected return on plan assets	(1.3)	(1.3)
Amortization of net actuarial loss	1.1	1.1
Net periodic benefit expense	$1.4	$1.3
The following table is a summary of net periodic benefit income for the Company's postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Amortization of prior service credit	$—	$(0.1)
Amortization of net actuarial loss	—	0.1
Net periodic benefit income	$—	$—
Net periodic benefit expense (income) for the Pension and Postretirement Benefits is recorded in "Other non-operating (income) expense" on the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2018 or March 31, 2017.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.2)	2.7	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive (loss) income	(0.2)	2.7	0.9	3.4
March 31, 2018	$2.0	$(7.7)	$(53.9)	$(59.6)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2017	$10.8	$(19.9)	$(44.8)	$(53.9)
Other comprehensive income before reclassification	0.1	2.2	—	2.3
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current period other comprehensive income	0.1	2.2	0.7	3.0
March 31, 2017	$10.9	$(17.7)	$(44.1)	$(50.9)
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$—	$(0.1)	"Compensation and benefits"
Amortization of net actuarial loss	1.1	1.2	"Compensation and benefits"
Total before tax	1.1	1.1
Tax benefit, net	(0.2)	(0.4)
Total, net of tax	$0.9	$0.7

Total reclassified for the period, net of tax	$0.9	$0.7

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Expense recognized related to stock options	$—	$0.3
Expense recognized related to restricted stock units	4.8	3.7
Stock-based compensation expense	$4.8	$4.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2017	2,019,850	$17.72	2.8 years	$0.6
Forfeited/Expired	(136,826)	20.78
Options outstanding at March 31, 2018	1,883,024	$17.50	2.1 years	$—
Vested or expected to vest at March 31, 2018	1,883,024	$17.50	2.1 years	$—
Options exercisable at March 31, 2018	1,883,024	$17.50	2.1 years	$—
As of March 31, 2018, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In March 2018, the Company issued time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the conclusion of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, the number of restricted stock units eligible to vest is based on the performance achievement percentage determined by straight line interpolation using the aggregate of 75% based on Adjusted EBITDA and 25% based on constant currency revenue. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. Achievement of the threshold level of target in the aggregate for both performance conditions will result in a percentage payout of 50% of the performance-based restricted stock units. No performance-based restricted stock units will vest for performance achievement below the thresholds.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2017	3,266,912	$8.78	0.7 years	$43.1
Granted	1,184,182	10.59
Vested and converted to shares	(1,894,933)	8.13
Forfeited	(247,289)	11.09
Restricted stock units outstanding at March 31, 2018	2,308,872	$10.00	1.5 years	$19.9
Restricted stock units vested and outstanding at March 31, 2018	32,680	$6.12		$0.3
As of March 31, 2018, the Company’s outstanding restricted stock units had unrecognized compensation expense of $20.0 million with a remaining weighted-average vesting period of 1.6 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested and converted was $15.4 million and $13.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 11 — Income Taxes

For the three months ended March 31, 2018, the Company recognized income tax expense of $14.8 million on pre-tax income of $21.9 million, primarily due to non-deductible expenses, including the accrual related to the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies, and the adverse tax consequences related to the new provisions enacted under the TCJA, also known as H.R. 1 - 115th Congress, as discussed in more detail herein, which result in multiple taxation of a single item of income.
For the three months ended March 31, 2017, the Company recognized income tax expense of $2.5 million on pre-tax income of $11.3 million. The recorded income tax expense for the three months ended March 31, 2017 differs from taxes calculated at the statutory rate primarily due to the recognition of excess tax benefits on stock-based compensation vested during the quarter.
On December 22, 2017, the legislation commonly known as the “Tax Cuts and Jobs Act” (the “TCJA”) and also known as H.R. 1 - 115th Congress, which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including i) a permanent reduction of the corporate income tax rate, ii) a limitation on the deductibility of business interest expense, iii) limitation of the deductions for certain executive compensation and other business expenses, iv) limitation of the deduction for certain net operating losses to 80% of current year taxable income, v) an indefinite net operating loss carryforward, vi) immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, vii) modification or repeal of many business deductions and credits (including certain foreign tax credits), viii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules, such as the global intangible low-taxed income provisions, designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), ix) a minimum taxing system related to payments deemed to erode the U.S. tax base referred to as a tax on base erosion payments, and x) a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). As the provisions under the TCJA interact with previously-existing U.S. tax law, separation of income into baskets and required expense allocations can restrict taxpayer’s ability to credit foreign taxes paid whereby causing double taxation. In addition, routine business expenses can be deemed to erode the U.S. tax base. As such, the TCJA had a material impact on our first quarter 2018 income tax expense.
The Company has made reasonable estimates of certain effects related to the TCJA and, therefore, has recorded the below provisional amounts for the year ended December 31, 2017.

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

As of March 31, 2018, the accounting for certain income tax effects of the TCJA is not complete. No new information has been obtained during the quarter ended March 31, 2018, to modify the provisional amount recorded as of December 31, 2017.
We continue to examine the impact the TCJA has on the Company, which could adversely affect our business, financial condition and results of operations. Until the analysis is complete, the Company will account for the tax effects of global intangible low-tax income as a component of income tax expense in the period the tax arises, as opposed to recognizing both the current and deferred tax consequences of the related investments in its foreign subsidiaries. As the Company is still analyzing the effects of the TCJA, we will finalize our accounting policy election in the latter half of 2018.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the liability for unrecognized tax benefits was $29.7 million and $28.7 million, respectively, exclusive of interest and penalties. For the three months ended March 31, 2018 and 2017, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.8 million and $16.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For each of the three months ended March 31, 2018 and 2017, the Company's accrual for interest and penalties increased by $0.6 million. As of March 31, 2018 and December 31, 2017, the Company had a liability of $9.5 million and $8.9 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of March 31, 2018, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $95.5 million and $85.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. A nominal charge and a charge of $0.9 million were recorded for legal proceedings during the three months ended March 31, 2018 and 2017, respectively, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. DOJ relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ (collectively, the "Government") dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; and on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018. Any extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during the latest extension (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
The Company has recorded a $95.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not materially exceed the amount currently recorded or that the Government will not also seek to impose non-monetary remedies or penalties.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court has directed the parties to agree to a joint stipulation of facts to be filed with the court, at which point the Company expects to file a revised memorandum in support of its motion for summary judgment, and the IRS is expected to file its cross motion for summary judgment.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of March 31, 2018. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $18.7 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Basic common shares outstanding	63.8	62.1
Shares related to stock options and restricted stock units	2.4	4.0
Diluted common shares outstanding	66.2	66.1
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Shares related to stock options	1.9	1.9
Shares related to restricted stock units	0.1	0.2
Shares excluded from the computation	2.0	2.1

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company's agents for the total of the Global Funds Transfer and Financial Paper Products segments accounted for 17% and 18% of total revenue for the three months ended March 31, 2018 and 2017, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Global Funds Transfer revenue
Money transfer revenue	$336.6	$341.7
Bill payment revenue	20.8	25.1
Total Global Funds Transfer revenue	357.4	366.8
Financial Paper Products revenue
Money order revenue	13.4	12.5
Official check revenue	9.2	6.8
Total Financial Paper Products revenue	22.6	19.3
Total revenue	$380.0	$386.1
The following table is a summary of the operating income by segment and detail of the income before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017(1)
Global Funds Transfer operating income	$1.4	$25.2
Financial Paper Products operating income	5.6	4.7
Total segment operating income	7.0	29.9
Other operating loss	(1.3)	(6.5)
Total operating income	5.7	23.4
Interest expense	12.3	10.8
Other non-operating (income) expense	(28.5)	1.3
Income before income taxes	$21.9	$11.3
(1) In the fourth quarter of 2017, the Company's management determined that there was an error with respect to the allocation of certain expenses between the reporting segments in the first three quarters of 2017. The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements, taken as a whole. Accordingly, prior period amounts have been adjusted to reflect the correction of the error. This correction resulted in a decrease to Global Funds Transfer and Financial Paper Products operating income of $0.9 million and $0.1 million, respectively, and a decrease to Other operating loss of $1.0 million for the three months ended March 31, 2017. There was no impact on total operating income or other financial statement amounts reported.
The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2018	December 31, 2017
Global Funds Transfer	$2,235.0	$2,333.4
Financial Paper Products	2,060.9	2,229.4
Other	213.3	209.7
Total assets	$4,509.2	$4,772.5

Note 15 — Revenue Recognition

In the first quarter of 2018, the Company adopted ASU 2014-09 using the cumulative effect transition method for all contracts. There was no transition impact on the Condensed Consolidated Financial Statements from the adoption of this ASU. The Company earns revenues from consideration specified in contracts with customers and recognizes revenue when it satisfies its performance obligations by transferring control over its services and products to customers. The following is a description of the principal activities, separated by reporting segments, from which the Company generates revenues. For more information about the Company's reporting segments, see Note 14 — Segment Information.

Global Funds Transfer Segment
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, full-service kiosk or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the "send" and "receive" locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Condensed Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions.
Bill payment services fee revenue — Bill payment revenues are earned primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, Company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. Each bill payment service is considered a separate agreement with the consumer and includes only one performance obligation that is satisfied at a point in time, when the funds are transferred to the designated institution, which is generally within the same day. The consumer is in control of the service, as the consumer picks out the "send" location and time. MoneyGram does not offer refunds for bill payment services and revenue is recognized on a gross basis as the Company is considered the principal in these transactions.
Other revenue — Includes breakage income, fees from royalties, early contract terminations, insufficient funds and other one-time charges. The Company recognizes breakage revenue for unclaimed money transfers when the likelihood of consumer pick-up becomes remote based on historical experience and there is no requirement for remitting balances to government agencies.
Financial Paper Products Segment
Money order fee revenue — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders. The Company contracts with agents and/or financial institutions for this product and associated services. We sell money orders under the MoneyGram brand and on a private label or on a co-branded basis with certain agents and financial institutions in the U.S. The Company recognizes revenue when an agent sells a money order because the funds are immediately made available to the consumer. As such, each sale of a money order and related service is considered a separate performance obligation that is satisfied at a point in time.
Official check outsourcing services fee revenue — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, the Company generates revenue from official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks. The Company’s consumer for official checks is considered the financial institution. The official checks services and products are considered a bundle of services and products that are provided to the financial institution on an ongoing basis. As such, revenue from these services is recognized on a monthly basis. Revenue corresponds directly with the value of MoneyGram's services and/or products completed to date and for which the Company has a right to invoice. Monthly revenue may vary based on the number of official checks issued and other ancillary services provided to the financial institution.
Other revenue — Includes fees from money order service revenue, proof adjustments, early contract terminations, money order photo and replacement fees and other one-time charges. The Company recognizes service revenue from money orders that have not been redeemed within a one year period from issuance. Proof adjustment fees are generally unresolved and not recouped as they pertain to immaterial bank variances. The Company recognizes as revenue the net proof adjustments amount on a monthly basis.
Investment Revenue
Investment revenue, which is not within the scope of Topic 606 per ASC 606-10-15-2, is earned from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income, income received on our cost recovery securities and amortization of premiums and discounts. Investment revenue varies depending on the level of investment balances and the yield on our investments.
In the following table, revenue is disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Global Funds Transfer revenue
Money transfer fee revenue	$330.6	$338.5
Bill payment services fee revenue	20.8	25.1
Other revenue	6.0	3.2
Total Global Funds Transfer fee and other revenue	357.4	366.8
Financial Paper Products revenue
Money order fee revenue	3.1	3.5
Official check outsourcing services fee revenue	2.2	2.4
Other revenue	7.4	7.6
Total Financial Paper Products fee and other revenue	12.7	13.5
Investment revenue	9.9	5.8
Total revenue	$380.0	$386.1

Timing of revenue recognition:
Services and products transferred at a point in time	$354.5	$367.1
Products transferred over time	2.2	2.4
Total revenue from services and products	356.7	369.5
Investment revenue	9.9	5.8
Other revenue	13.4	10.8
Total revenue	$380.0	$386.1
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2018 and 2017 is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to a registration statement under the Securities Act of 1933, such debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, along with Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$—	$198.0	$—	$199.7
Settlement assets	—	3,262.9	220.4	—	3,483.3
Property and equipment, net	—	191.7	14.6	—	206.3
Goodwill	—	315.4	126.8	—	442.2
Other assets	54.8	152.0	160.4	(189.5)	177.7
Equity investments in subsidiaries	821.8	225.9	—	(1,047.7)	—
Intercompany receivables	—	592.1	120.3	(712.4)	—
Total assets	$878.3	$4,740.0	$840.5	$(1,949.6)	$4,509.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,262.9	$220.4	$—	$3,483.3
Debt, net	906.3	—	—	—	906.3
Pension and other postretirement benefits	—	94.3	—	—	94.3
Accounts payable and other liabilities	2.4	406.2	44.6	(195.2)	258.0
Intercompany liabilities	208.0	154.8	349.6	(712.4)	—
Total liabilities	1,116.7	3,918.2	614.6	(907.6)	4,741.9
Total stockholders’ (deficit) equity	(238.4)	821.8	225.9	(1,042.0)	(232.7)
Total liabilities and stockholders’ (deficit) equity	$878.3	$4,740.0	$840.5	$(1,949.6)	$4,509.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$224.2	$217.7	$(71.8)	$370.1
Investment revenue	—	9.0	0.9	—	9.9
Total revenue	—	233.2	218.6	(71.8)	380.0
EXPENSES
Fee and other commissions expense	—	54.0	122.5	—	176.5
Investment commissions expense	—	3.5	—	—	3.5
Direct transaction expense	—	5.5	—	—	5.5
Total commissions and direct transaction expenses	—	63.0	122.5	—	185.5
Compensation and benefits	—	50.9	28.4	—	79.3
Transaction and operations support	0.4	93.6	52.6	(71.8)	74.8
Occupancy, equipment and supplies	—	6.6	10.0	—	16.6
Depreciation and amortization	—	15.9	9.6	(7.4)	18.1
Total operating expenses	0.4	230.0	223.1	(79.2)	374.3
OPERATING (LOSS) INCOME	(0.4)	3.2	(4.5)	7.4	5.7
Other expenses (income)
Interest expense	12.3	—	—	—	12.3
Other non-operating (income)	—	(28.5)	—	—	(28.5)
Total other expenses (income)	12.3	(28.5)	—	—	(16.2)
(Loss) income before income taxes	(12.7)	31.7	(4.5)	7.4	21.9
Income tax (benefit) expense	(2.9)	15.6	2.1	—	14.8
(Loss) income after income taxes	(9.8)	16.1	(6.6)	7.4	7.1
Equity income in subsidiaries	9.5	(6.6)	—	(2.9)	—
NET (LOSS) INCOME	(0.3)	9.5	(6.6)	4.5	7.1
TOTAL OTHER COMPREHENSIVE INCOME	3.6	3.4	2.9	(6.5)	3.4
COMPREHENSIVE INCOME (LOSS)	$3.3	$12.9	$(3.7)	$(2.0)	$10.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11.6)	$(88.4)	$130.5	$—	$30.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10.9)	(1.4)	—	(12.3)
Intercompany investments	—	109.8	—	(109.8)	—
Dividend from subsidiary guarantors	14.0	—	—	(14.0)	—
Net cash provided by (used in) investing activities	14.0	98.9	(1.4)	(123.8)	(12.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.4)	—	—	—	(2.4)
Dividend to parent	—	(14.0)	—	14.0	—
Intercompany financings	—	—	(109.8)	109.8	—
Payments to tax authorities for stock-based compensation	—	(6.1)	—	—	(6.1)
Net cash used in financing activities	(2.4)	(20.1)	(109.8)	123.8	(8.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(9.6)	19.3	—	9.7
CASH AND CASH EQUIVALENTS—Beginning of year	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of year	$1.7	$—	$198.0	$—	$199.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$9.6	$178.7	$—	$190.0
Settlement assets	—	3,491.4	265.5	—	3,756.9
Property and equipment, net	—	199.1	15.8	—	214.9
Goodwill	—	315.4	126.8	—	442.2
Other assets	49.5	110.3	200.9	(192.2)	168.5
Equity investments in subsidiaries	813.8	132.4	—	(946.2)	—
Intercompany receivables	—	546.9	—	(546.9)	—
Total assets	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.4	$265.5	$—	$3,756.9
Debt, net	908.1	—	—	—	908.1
Pension and other postretirement benefits	—	97.3	—	—	97.3
Accounts payable and other liabilities	—	402.6	50.9	(198.0)	255.5
Intercompany liabilities	208.0	—	338.9	(546.9)	—
Total liabilities	1,116.1	3,991.3	655.3	(744.9)	5,017.8
Total stockholders’ (deficit) equity	(251.1)	813.8	132.4	(940.4)	(245.3)
Total liabilities and stockholders’ (deficit) equity	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$365.4	$94.0	$(79.1)	$380.3
Investment revenue	—	5.8	—	—	5.8
Total revenue	—	371.2	94.0	(79.1)	386.1
EXPENSES
Fee and other commissions expense	—	180.6	48.9	(43.5)	186.0
Investment commissions expense	—	1.3	—	—	1.3
Direct transaction expense	—	5.1	—	—	5.1
Total commissions and direct transaction expenses	—	187.0	48.9	(43.5)	192.4
Compensation and benefits	—	46.7	23.5	—	70.2
Transaction and operations support	0.4	90.1	11.6	(35.6)	66.5
Occupancy, equipment and supplies	—	11.8	3.5	—	15.3
Depreciation and amortization	—	15.5	2.8	—	18.3
Total operating expenses	0.4	351.1	90.3	(79.1)	362.7
OPERATING (LOSS) INCOME	(0.4)	20.1	3.7	—	23.4
Other expenses
Interest expense	10.8	—	—	—	10.8
Other non-operating expense	—	1.3	—	—	1.3
Total other expenses	10.8	1.3	—	—	12.1
(Loss) income before income taxes	(11.2)	18.8	3.7	—	11.3
Income tax (benefit) expense	(4.1)	6.4	0.2	—	2.5
(Loss) income after income taxes	(7.1)	12.4	3.5	—	8.8
Equity income in subsidiaries	15.9	3.5	—	(19.4)	—
NET INCOME	8.8	15.9	3.5	(19.4)	8.8
TOTAL OTHER COMPREHENSIVE LOSS	3.0	3.0	2.1	(5.1)	3.0
COMPREHENSIVE INCOME	$11.8	$18.9	$5.6	$(24.5)	$11.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7.5)	$0.4	$(2.5)	$—	$(9.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(17.5)	(1.1)	—	(18.6)
Intercompany investments	—	8.8	(6.2)	(2.6)	—
Dividend from subsidiary guarantors	12.6	—	—	(12.6)	—
Capital contributions to non-guarantors	—	(0.4)	—	0.4	—
Net cash provided by (used in) investing activities	12.6	(9.1)	(7.3)	(14.8)	(18.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Dividend to parent	—	(12.6)	—	12.6	—
Intercompany financings	(2.6)	—	—	2.6	—
Capital contributions from subsidiary guarantors	—	—	0.4	(0.4)	—
Net cash (used in) provided by financing activities	(4.2)	(12.6)	0.4	14.8	(1.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.9	(21.3)	(9.4)	—	(29.8)
CASH AND CASH EQUIVALENTS—Beginning of year	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of year	$0.9	$107.5	$19.0	$—	$127.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and financial institutions. MoneyGram also has limited Company-operated retail locations. Additionally, we offer Digital solutions, which include moneygram.com, mobile solutions, account deposit and kiosk-based services.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the three months ended March 31, 2018. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
During the three months ended March 31, 2018, worldwide political and economic conditions remained highly variable, as evidenced by both economic growth and challenges in key markets, low currency reserves, currency controls in certain countries and a volatile immigration environment. Also, there is continued political unrest and economic weakness in parts of the Middle East and Africa that contributed to the volatility. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to be highly variable by corridor and country.
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
We are making progress on our journey toward becoming a digitally-enabled, customer-centric organization despite competition from new technologies that allow consumers to send and receive money in a variety of ways. We believe that our continued investment in innovative products and services, particularly Digital solutions, such as the global expansion of moneygram.com, mobile solutions and account deposit services, positions the Company to accelerate our digital transformation and diversify our product and service offerings to meet consumers' needs. Digital solutions revenue for the three months ended March 31, 2018 and 2017 was $53.4 million and $51.2 million, respectively, or 16% and 15%, respectively, of money transfer revenue. Moneygram.com revenue grew by $4.2 million, or 21%, over the first quarter of 2017.

In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability, and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be completed by the end of 2018, the Company expects between 250 and 350 employees to be affected, possibly through transfers or terminations, representing approximately 9% to 12% of the Company’s global workforce. The Company expects to incur restructuring and reorganization charges totaling approximately $15.0 million, consisting primarily of severance and outplacement benefits (approximately $11.0 million), real estate lease termination and other associated costs (approximately $3.0 million), and reorganization costs (approximately $1.0 million). A substantial portion of such charges was incurred in the first quarter of 2018, and the Company expects approximately $13.0 million of the charges to be paid in cash over the course of 2018 and into the first quarter of 2019. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
Anticipated Trends
This discussion of trends expected to impact our business in the remainder of 2018 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” included further below and “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
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
In the first quarter of 2018, the Company and Walmart Inc. (“Walmart”), our largest agent, announced the launch of Walmart2World, Powered by MoneyGram, a new money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in more than 200 countries. The Company expects the Walmart2World products to have a negative impact on our top-line growth due to lower revenue per transaction. We also renewed our long-term agreement to offer all MoneyGram products and services at Walmart for two more years.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Additionally, the Company continues to implement various consumer protection initiatives and enhancements to improve the overall customer experience. In the first quarter of 2018, the Company launched compliance measures that go beyond what is currently required by applicable laws, including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. As a pioneer in the implementation of these compliance and fraud prevention measures, the Company expects to see a negative impact on our top-line and Adjusted EBITDA growth in 2018.
On December 22, 2017, the legislation commonly known as the “Tax Cuts and Jobs Act” (the “TCJA”) and also known as H.R. 1 - 115th Congress, which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including i) a permanent reduction of the corporate income tax rate, ii) a limitation on the deductibility of business interest expense, iii) limitation of the deductions for certain executive compensation and other business expenses, iv) limitation of the deduction for certain net operating losses to 80% of current year taxable income, v) an indefinite net operating loss carryforward, vi) immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, vii) modification or repeal of many business deductions and credits (including certain foreign tax credits), viii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules, such as the global intangible low-taxed income provisions, designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), ix) a minimum taxing system related to payments deemed to erode the U.S. tax base referred to as a tax on base erosion payments, and x) a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). As the provisions under the TCJA interact with previously-existing U.S. tax law, separation of income into baskets and required expense allocations can restrict taxpayer’s ability to credit foreign taxes paid whereby causing double taxation. In addition, routine business expenses can be deemed to erode the U.S. tax base. As such, the TCJA had a material impact on our first quarter 2018 income tax expense.
As the TCJA is broad and complex, we continue to examine the impact it may have on us, and it could adversely affect our future effective tax rate, our business, financial condition, cash flows, and results of operations. Given its recent enactment, the regulations are still forthcoming and other interpretive federal and state guidance is limited. As guidance is published regarding the interpretation of the TCJA or if there are legislative modifications or amendments, the changes could have a material effect on the Company's federal and state income tax expense in future periods. See "Income Taxes" section further below and Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for more information on the impacts from the TCJA.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. With the effective date of Brexit approaching as the UK is due to leave the European Union in the first quarter of 2019, the Company anticipates making a number of operational changes during 2018 to accommodate any potential business impact.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2018	2017
Revenue
Fee and other revenue	$370.1	$380.3	(3)%
Investment revenue	9.9	5.8	71%
Total revenue	380.0	386.1	(2)%
Expenses
Fee and other commissions expense	176.5	186.0	(5)%
Investment commissions expense	3.5	1.3	NM
Direct transaction expense	5.5	5.1	8%
Total commissions and direct transaction expenses	185.5	192.4	(4)%
Compensation and benefits	79.3	70.2	13%
Transaction and operations support	74.8	66.5	12%
Occupancy, equipment and supplies	16.6	15.3	8%
Depreciation and amortization	18.1	18.3	(1)%
Total operating expenses	374.3	362.7	3%
Operating income	5.7	23.4	(76)%
Other (income) expenses
Interest expense	12.3	10.8	14%
Other non-operating (income) expense	(28.5)	1.3	NM
Total other (income) expenses	(16.2)	12.1	NM
Income before income taxes	21.9	11.3	94%
Income tax expense	14.8	2.5	NM
Net income	$7.1	$8.8	(19)%
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	Percent of Total Revenue	2017	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$357.4	94%	$366.8	95%
Financial Paper Product fee and other revenue	12.7	3%	13.5	3%
Investment revenue	9.9	3%	5.8	2%
Total revenue	$380.0	100%	$386.1	100%
Revenue declined primarily due to the decline in the Global Funds Transfer fee and other revenue, which was impacted by new compliance measures implemented in the first quarter of 2018, increased competition and shift in industry mix. See "Segments results" section below for a detailed discussion of segments revenues. The decline was partially offset by an increase in investment revenue, due to higher yields and investment balances.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended March 31,
	2018		2017
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$185.5	49%	$192.4	50%
Compensation and benefits	79.3	21	70.2	18
Transaction and operations support	74.8	20	66.5	17
Occupancy, equipment and supplies	16.6	4	15.3	4
Depreciation and amortization	18.1	5	18.3	5
Total operating expenses	$374.3	99%	$362.7	94%
For the three months ended March 31, 2018, total operating expenses as a percentage of total revenue increased when compared to the same period in 2017, mainly due to an increase in transaction and operations support as a result of an additional $10.0 million accrual related to the deferred prosecution agreement (the "DPA") and an increase in compensation and benefits driven by severance costs, both of which are discussed below.
Total commissions and direct transaction expenses
Total commissions and direct transaction expenses as a percent of revenues decreased for the three months ended March 31, 2018, when compared to the same period in 2017, due to continued rationalization and negotiation of our agent contracts. See "Segments results" section below for a detailed discussion of total commissions and direct transaction expenses.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2017 to 2018:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2017	$70.2
Change resulting from:
Restructuring and reorganization costs	6.0
Impact from changes in exchange rates	2.1
Employee stock-based compensation	0.8
Other	0.2
For the period ended March 31, 2018	$79.3
For the three months ended March 31, 2018, compensation and benefits increased due to restructuring and reorganization costs primarily driven by severance, changes in exchange rates due to a weaker U.S. dollar and higher employee stock-based compensation expense.
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

The following table is a summary of the change in transaction and operations support from 2017 to 2018:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2017	$66.5
Change resulting from:
Legal expenses	8.4
Outsourcing, independent contractor and consultant costs	(2.2)
Marketing costs	(1.9)
Impact from changes in exchange rates	1.4
Restructuring and reorganization costs	1.2
Net realized foreign exchange gains	1.0
Other	0.4
For the period ended March 31, 2018	$74.8
For the three months ended March 31, 2018, transaction and operations support increased primarily due to an increase in legal expenses driven by the additional $10.0 million accrual related to the DPA, which is discussed in more detail in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements. The increase was partially offset by a decrease in outsourcing, independent contractor and consultant costs driven by cost saving initiatives and a decrease in marketing costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2018, occupancy, equipment and supplies expense increased as a result of an increase in maintenance costs when compared to the same period in 2017.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
Depreciation and amortization remained relatively flat for the three months ended March 31, 2018 when compared to the same period in 2017.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations:

(Amounts in millions)	Three Months Ended March 31,		2018 vs
	2018	2017	2017
Money transfer revenue	$336.6	$341.7	$(5.1)
Bill payment revenue	20.8	25.1	(4.3)
Total Global Funds Transfer revenue	$357.4	$366.8	$(9.4)

Fee and other commissions and direct transaction expenses	$181.7	$190.7	$(9.0)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2017 to 2018:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2017	$341.7
Change resulting from:
Money transfer volume	(17.0)
Impact from changes in exchange rates	13.8
Corridor mix	(5.4)
Average face value per transaction and pricing	0.6
Other	2.9
For the period ended March 31, 2018	$336.6
For the three months ended March 31, 2018, the decrease in money transfer fee and other revenue was primarily driven by a decrease in money transfer transactions volume due to newly implemented compliance measures and increased competition in the U.S. along with weakness in parts of Africa. The decline was partially offset by growth in Europe, Middle East and South America.
We also experienced growth in our Digital money transfers. Total Digital money transfer revenue grew 4% over first quarter 2017 as strong moneygram.com growth was partially offset by a decline in revenue from kiosks and global economic trends. Digital represented 16% of total money transfer revenue.
Bill Payment Fee and Other Revenue
For the three months ended March 31, 2018, bill payment fee and other revenue decreased by $4.3 million due to lower transactions resulting from shifts in industry mix.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2017 to 2018:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2017	$185.6
Change resulting from:
Money transfer revenue	(9.0)
Impact from changes in exchange rates	6.6
Money transfer corridor and agent mix	(5.1)
Bill payment revenue and commission rates	(2.1)
Signing bonuses	0.2
For the period ended March 31, 2018	$176.2
For the three months ended March 31, 2018, fee and other commissions decreased $9.4 million. The decline was primarily from decreases in money transfer revenue, money transfer corridor and agent mix, and bill payment revenue and commissions rates, which was partially offset by changes in exchange rates due to a weaker U.S. dollar compared to prior year.
For the three months ended March 31, 2018, direct transaction expense increased by $0.4 million, primarily due to an increase in moneygram.com revenues.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

(Amounts in millions)	Three Months Ended March 31,		2018 vs
	2018	2017	2017
Money order revenue	$13.4	$12.5	$0.9
Official check revenue	9.2	6.8	2.4
Total Financial Paper Products revenue	$22.6	$19.3	$3.3

Commissions expense	$3.8	$1.7	$2.1
For the three months ended March 31, 2018, Financial Paper Products revenue increased due to the increase in investment revenues driven by higher yields and investment balances, partially offset by the decline in fee and other revenue due to the migration of consumers to other products.
Commissions expense for the Financial Paper Product increased by $2.1 million for the three months ended March 31, 2018 over the prior period. The increase was driven by an increase in investment commission expense due to higher interest rates, partially offset by the decline in fee and other commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017	Change
Operating income:
Global Funds Transfer	$1.4	$25.2	$(23.8)
Financial Paper Products	5.6	4.7	0.9
Total segment operating income	7.0	29.9	(22.9)
Other	(1.3)	(6.5)	5.2
Total operating income	$5.7	$23.4	$(17.7)

Total operating margin	1.5%	6.1%
Global Funds Transfer	0.4%	6.9%
Financial Paper Products	24.8%	24.4%
For the three months ended March 31, 2018, the Company experienced a decrease in Global Funds Transfer segment operating income and operating margin primarily due the additional $10.0 million accrual related to the DPA matter and restructuring and reorganization costs incurred in the first quarter of 2018. Our Financial Paper Products segment operating income and margin increased primarily due to the increase in investment revenue. Other operating loss decreased when compared to the same period in 2017 primarily due to the prior year period including costs related to a proposed merger with Ant Financial that was terminated in January of 2018. See Note 1 — Description of Business and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements for more information about the terminated merger.
Other (Income) Expenses
For the three months ended March 31, 2018, interest expense increased $1.5 million as a result of higher interest rates when compared to the same period in 2017.
For the three months ended March 31, 2018, the Company had other non-operating income of $28.5 million, which included $30.0 million related to the terminated merger.
Income Taxes
For the three months ended March 31, 2018, the Company recognized income tax expense of $14.8 million on pre-tax income of $21.9 million, primarily due to the recording of the accrual, which is nondeductible for tax purposes, made in conjunction with the DPA, as discussed in more detail in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements, and the adverse tax consequences related to the new provisions enacted under the TCJA, also known as

H.R. 1 - 115th Congress, which result in multiple taxation of a single item of income. See Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for more information on the TCJA and the Company's income tax expense.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions)	2018	2017	Change
Income before income taxes	$21.9	$11.3	$10.6
Interest expense	12.3	10.8	1.5
Depreciation and amortization	18.1	18.3	(0.2)
Signing bonus amortization	14.0	13.0	1.0
EBITDA	66.3	53.4	12.9
Significant items impacting EBITDA:
(Income) costs related to the terminated merger with Ant Financial (1)	(29.3)	2.8	(32.1)
Legal and contingent matters (2)	11.4	1.2	10.2
Restructuring and reorganization costs	7.3	—	7.3
Stock-based, contingent and incentive compensation	4.8	4.0	0.8
Direct monitor costs	3.1	2.8	0.3
Compliance enhancement program	2.6	2.1	0.5
Severance and related costs	0.4	—	0.4
Adjusted EBITDA	$66.6	$66.3	$0.3

Adjusted EBITDA growth, as reported	—%
Adjusted EBITDA growth, constant currency adjusted	(4)%

Adjusted EBITDA	$66.6	$66.3	$0.3
Cash payments for interest	(11.5)	(10.0)	(1.5)
Cash payments for taxes, net of refunds	(1.6)	(0.7)	(0.9)
Cash payments for capital expenditures	(12.3)	(18.6)	6.3
Cash payments for agent signing bonuses	(11.8)	(10.2)	(1.6)
Adjusted Free Cash Flow	$29.4	$26.8	$2.6
(1) Income includes the $30.0 million merger termination fee, and costs include, but are not limited to, legal, bank and consultant fees.
(2) 2018 primarily consists of an additional $10.0 million accrual related to the DPA.
For the three months ended March 31, 2018, the Company generated EBITDA of $66.3 million and Adjusted EBITDA of $66.6 million. Adjusted EBITDA remained relatively flat when compared to the first quarter of 2017. EBITDA increased primarily due to the other non-operating income of $30.0 million related to the terminated merger with Ant Financial, partially offset by the increase in legal and contingent matters due to the additional DPA accrual and restructuring and reorganization costs.
For the three months ended March 31, 2018, Adjusted Free Cash Flow increased by $2.6 million when compared to the same period in 2017. The increase was primarily a result of a decrease in cash payments for capital expenditures, partially offset by increases in cash payments for agent signing bonuses and interest.
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

(Amounts in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$199.7	$190.0
Settlement assets:
Settlement cash and cash equivalents	1,403.4	1,469.9
Receivables, net	919.2	1,125.8
Interest-bearing investments	1,154.0	1,154.2
Available-for-sale investments	6.7	7.0
	3,483.3	3,756.9
Payment service obligations	$(3,483.3)	$(3,756.9)
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalents and interest-bearing investment balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing our revolving credit facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
We preposition cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under our credit facilities, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2018, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $6.7 million of available-for-sale investments as of March 31, 2018. U.S. government agency residential mortgage-backed securities compose $5.4 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.3 million.
Credit Facilities
As of March 31, 2018, the Company had outstanding balance of $911.8 million on its senior secured borrowings. The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.55% as of March 31, 2018, due to an increase in the Eurodollar rate. As of March 31, 2018, the Company had no outstanding letters of credit or borrowings under the revolving credit facility, leaving $85.8 million of borrowing capacity thereunder, and was in compliance with its financial covenants. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.

Credit Ratings
As of March 31, 2018, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Net cash provided by (used in) operating activities	$30.5	$(9.6)
Net cash used in investing activities	(12.3)	(18.6)
Net cash used in financing activities	(8.5)	(1.6)
Net change in cash and cash equivalents	$9.7	$(29.8)
Cash Flows from Operating Activities
For the three months ended March 31, 2018, cash provided by operating activities increased due to the $30.0 million payment related to the terminated merger with Ant Financial and a decrease spent on outsourcing, independent contractor and consultant as part of ongoing cost savings initiatives. The increase was partially offset by an increase in signing bonus payments of $1.6 million driven by the timing of agent expansion and retention efforts, and an increase in payments for interest of $1.5 million.
Cash Flows from Investing Activities
For the three months ended March 31, 2018, net cash used in investing activities decreased by $6.3 million primarily due to a decrease in capital expenditures when compared to the same period in 2017.
Cash Flows from Financing Activities
For the three months ended March 31, 2018, net cash used in financing activities was $8.5 million primarily for principal payments on debt and payments to tax authorities for stock-based compensation. For the three months ended March 31, 2017, net cash used in financing activities was $1.6 million, primarily for principal payments on debt, partially offset by proceeds from exercise of stock options and other.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2018. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	our ability to compete effectively;

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of additional competing white label money transfer products or otherwise;

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

•
our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) restrictions;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to the designees of Thomas H. Lee Partners, L.P. on our Board of Directors; and

•
the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission ("SEC") from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2017. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of OFAC sanctions regulations. We notified OFAC of the ongoing internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when OFAC will conclude their review of our Voluntary Self-Disclosure.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the “MDPA”) and the U.S. Department of Justice (the “U.S. DOJ”) relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ (the “Government”) dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; and on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018. Any further extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during the latest extension (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
The Company has recorded a $95.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not materially exceed the amount currently recorded or that the Government will not also seek to impose non-monetary remedies or penalties.
FTC — On April 4, 2018, we received a civil investigative demand from the Federal Trade Commission (the “FTC”) requesting documents and information relating to the Company’s anti-fraud program. We are evaluating the scope of this demand and cooperating with the FTC. At this time, it is not possible to predict the eventual scope, duration or outcome of this investigation or its effect, if any, on our business, financial condition or results of operations.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S.

Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court has directed the parties to agree to a joint stipulation of facts to be filed with the court, at which point the Company expects to file a revised memorandum in support of its motion for summary judgment, and the IRS is expected to file its cross motion for summary judgment. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.7 million on amounts that have previously been accrued.
See Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For further information, refer to Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
We face possible uncertainties relating to compliance with and the extension and impact of the deferred prosecution agreement entered into with the U.S. federal government.
In November 2012, we announced that we had entered into a five-year DPA with the Government relating to the period from 2003 to early 2009. Pursuant to the DPA, the Government filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years. On November 1, 2017, the Company agreed to a stipulation with the Government that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; and on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018. Any extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will be able to negotiate a mutually satisfactory outcome during the latest extension (or during any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. The terms of any agreement with the Government could impose significant additional costs upon the Company related to compliance and other required terms, which could have an adverse impact on the Company's operations. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and the monitorship. A prosecution of the Company by the Government or the imposition of significant financial penalties could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Furthermore, neither the DPA nor any agreement with the Government would resolve any inquiries from other governmental agencies, which could result in additional costs, expenses and fines.
The Company has recorded a $95.0 million accrual in connection with a possible resolution of this matter, based on the facts and circumstances known at the time. However, the Company is unable to reasonably estimate the ultimate loss and no assurance can be given that future costs and payments made in connection with this matter will not materially exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During the three months ended March 31, 2018, our ten largest agents accounted for 35% of our total revenue. Our largest agent, Walmart, accounted for 17% and 18% of total revenue for the three months ended March 31, 2018 and 2017, respectively. The current term of our contract with Walmart expires on March 30, 2020. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations. For example, the Company expects that the Walmart2World products, which was launched by the Company and Walmart in the first quarter of 2018, will have a negative impact on our top-line growth due to lower revenue per transaction.
ITEM 6. EXHIBITS
The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Exchange Act under Commission File No. 1-31950.

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and, solely for purposes of certain specified provisions thereof, Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

2.2†
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

10.2
Amended and Restated Employment Agreement, dated March 2, 2018, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018).

10.3*	2018 Global Time-Based Restricted Stock Unit Award Agreement, dated March 1, 2018, between MoneyGram International, Inc. and W. Alexander Holmes.
10.4*	2018 Global Performance-Based Restricted Stock Unit Award Agreement, dated March 1, 2018, between MoneyGram International, Inc. and W. Alexander Holmes.
10.5*	2018 Global Performance-Based Cash Award Agreement, dated March 1, 2018, between MoneyGram International, Inc. and W. Alexander Holmes.

10.6*+	Amendment No. 8 to Amended and Restated Master Trust Agreement, effective as of March 30, 2018, by and between MoneyGram Payment Systems, Inc. and Walmart Inc.
10.7*+	Amendment No. 9 to Amended and Restated Master Trust Agreement, effective as of April 13, 2018, by and between MoneyGram Payment Systems, Inc. and Walmart Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; (v) Condensed Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2018; and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act (“Rule 24b-2”) for any schedules so furnished.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 8, 2018	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)