Form 10-Q
period 2018-06-30
MONEYGRAM INTERNATIONAL INC
filed 2018-08-03
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
As of August 1, 2018, 55,606,766 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$200.4	$190.0
Settlement assets	3,516.6	3,756.9
Property and equipment, net	200.8	214.9
Goodwill	442.2	442.2
Other assets	166.8	168.5
Total assets	$4,526.8	$4,772.5
LIABILITIES
Payment service obligations	$3,516.6	$3,756.9
Debt, net	904.6	908.1
Pension and other postretirement benefits	89.5	97.3
Accounts payable and other liabilities	252.7	255.5
Total liabilities	4,763.4	5,017.8
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at June 30, 2018 and December 31, 2017	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at June 30, 2018 and December 31, 2017	0.6	0.6
Additional paid-in capital	1,041.9	1,034.8
Retained loss	(1,365.9)	(1,336.1)
Accumulated other comprehensive loss	(68.2)	(63.0)
Treasury stock: 3,234,904 and 4,585,223 shares at June 30, 2018 and December 31, 2017, respectively	(28.9)	(65.5)
Total stockholders’ deficit	(236.6)	(245.3)
Total liabilities and stockholders’ deficit	$4,526.8	$4,772.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2018	2017	2018	2017
REVENUE
Fee and other revenue	$362.5	$391.1	$732.6	$771.4
Investment revenue	12.1	18.9	22.0	24.7
Total revenue	374.6	410.0	754.6	796.1
EXPENSES
Fee and other commissions expense	178.9	194.2	355.4	380.2
Investment commissions expense	4.5	2.0	8.0	3.3
Direct transaction expense	7.0	4.8	12.5	9.9
Total commissions and direct transaction expenses	190.4	201.0	375.9	393.4
Compensation and benefits	65.1	65.5	144.4	135.7
Transaction and operations support	72.0	85.5	146.8	152.0
Occupancy, equipment and supplies	17.0	18.2	33.6	33.5
Depreciation and amortization	20.1	18.6	38.2	36.9
Total operating expenses	364.6	388.8	738.9	751.5
OPERATING INCOME	10.0	21.2	15.7	44.6
Other expenses (income)
Interest expense	13.7	11.2	26.0	22.0
Other non-operating expense (income)	1.4	1.4	(27.1)	2.7
Total other expenses (income)	15.1	12.6	(1.1)	24.7
(Loss) income before income taxes	(5.1)	8.6	16.8	19.9
Income tax (benefit) expense	(7.4)	2.4	7.4	4.9
NET INCOME	$2.3	$6.2	$9.4	$15.0

EARNINGS PER COMMON SHARE
Basic	$0.04	$0.10	$0.15	$0.24
Diluted	$0.03	$0.09	$0.14	$0.23

Weighted-average outstanding common shares and equivalents used in computing earnings per share
Basic	64.5	63.0	64.1	62.6
Diluted	66.4	66.3	66.3	66.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
NET INCOME	$2.3	$6.2	$9.4	$15.0
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period	—	4.1	(0.2)	4.2
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the three and six months ended June 30, 2018 and 2017	—	(12.2)	—	(12.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.4 and $0.3 for the three months ended June 30, 2018 and 2017, respectively, and $0.6 and $0.7 for the six months ended June 30, 2018 and 2017, respectively	0.8	0.7	1.7	1.4
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($0.6) and $0.0 for the three and six months ended June 30, 2018, respectively, and $4.0 for the three and six months ended June 30, 2017	(9.4)	4.8	(6.7)	7.0
Other comprehensive (loss) income	(8.6)	(2.6)	(5.2)	0.4
COMPREHENSIVE (LOSS) INCOME	$(6.3)	$3.6	$4.2	$15.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9.4	$15.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.2	36.9
Signing bonus amortization	28.7	26.3
Amortization of debt discount and debt issuance costs	1.6	1.6
Non-cash compensation and pension expense	10.4	10.2
Gain on redemption of asset-backed security	—	(12.2)
Signing bonus payments	(19.6)	(18.4)
Change in other assets	(5.4)	(60.9)
Change in accounts payable and other liabilities	(14.7)	28.6
Other non-cash items, net	1.3	4.0
Net cash provided by operating activities	49.9	31.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28.5)	(40.1)
Net cash used in investing activities	(28.5)	(40.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	(4.9)
Payments to tax authorities for stock-based compensation	(6.1)	—
Proceeds from exercise of stock options and other	—	1.8
Net cash used in financing activities	(11.0)	(3.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10.4	(12.1)
CASH AND CASH EQUIVALENTS—Beginning of period	190.0	157.2
CASH AND CASH EQUIVALENTS—End of period	$200.4	$145.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	9.4	—	—	9.4
Stock-based compensation activity	—	—	7.1	(43.4)	—	36.6	0.3
Cumulative effect of adoption of ASU 2016-16	—	—	—	4.2	—	—	4.2
Other comprehensive loss	—	—	—	—	(5.2)	—	(5.2)
June 30, 2018	$183.9	$0.6	$1,041.9	$(1,365.9)	$(68.2)	$(28.9)	$(236.6)

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
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

•	ASU 2018-10 (Issued July 2018) — Codification Improvements to Topic 842, Leases

•	ASU 2018-11 (Issued July 2018) — Leases (Topic 842): Targeted Improvements

ASU 2018-11 provides entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new lease standard is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted but the Company will not be early adopting this standard. Upon adoption the Company will utilize the new transition method allowed under ASU 2018-11.
The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. While the Company continues to assess potential impacts from this standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged. Additionally, we intend to elect the available practical expedients on adoption. The Company anticipates that this standard will have a material impact on the Consolidated Balance Sheets. However, management believes that this standard will not have a material impact on the Consolidated Statements of Operations.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in the standard require components of net periodic benefit cost, other than service cost, to be presented outside of income from operations. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior to the adoption of this ASU, the Company presented net periodic benefit costs, other than service cost, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations. Upon adoption, these costs were reclassified to "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations and the prior period was updated to reflect this change. For the three and six months ended June 30, 2018, net periodic benefit costs, other than service cost, were $1.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2017, net periodic benefit costs, other than service cost, were $1.4 million and $2.7 million, respectively.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the legislation commonly known as the "Tax Cuts and Jobs Act," and also known as H.R. 1 - 115th Congress (the "TCJA"). ASU 2018-02 will not have an impact on the Consolidated Statements of Operations. The amendments in this standard also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will not be early adopting this standard. The impact of this ASU is still being evaluated, but management does not expect this standard to have a material impact on the Consolidated Balance Sheets.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.
Merger Agreement — On January 26, 2017, MoneyGram International, Inc. entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”). The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On January 2, 2018, the parties to the Merger Agreement were advised that CFIUS clearance of the Merger would not be forthcoming, and after further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Alipay paid the Company a termination fee of $30.0 million on January 3, 2018, which is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018. The parties agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.

Note 2 — Restructuring and Reorganization Costs

In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 350 employees to be affected, possibly through transfers or terminations, representing approximately 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $15.0 million to $18.0 million, consisting primarily of severance and outplacement benefits (between $10.5 million to $11.0 million), real estate lease termination and other associated costs (between $3.0 million to $3.5 million), legal and other costs (between $1.0 million to $2.5 million), and reorganization costs (between $0.5 million to $1.0 million). The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
The following table is a roll-forward of the restructuring and reorganization costs accrual as of June 30, 2018:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2017	$—
Expenses	12.8
Cash payments	(9.2)
Non-cash operating expenses	(2.3)
Balance, June 30, 2018	$1.3
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of June 30, 2018:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$12.3
Estimated additional restructuring costs to be incurred	4.7
Total restructuring costs incurred and to be incurred	17.0
Cumulative reorganization costs incurred to date in operating expenses	0.5
Estimated additional reorganization costs to be incurred	0.5
Total reorganization costs incurred and to be incurred	1.0
Total restructuring and reorganization costs incurred and to be incurred	$18.0
The following table summarizes the restructuring and reorganization costs recorded:

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in millions)	2018	2018
Restructuring costs in operating expenses:
Compensation and benefits	$3.2	$9.2
Transaction and operations support	0.4	1.6
Occupancy, equipment and supplies	1.1	1.2
Depreciation	0.3	0.3
Total restructuring costs in operating expenses	5.0	12.3
Reorganization costs in operating expenses:
Compensation and benefits	0.5	0.5
Total reorganization costs in operating expenses	0.5	0.5
Total restructuring and reorganization costs in operating expenses	$5.5	$12.8

The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring and reorganization costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring costs:
First quarter 2018	7.3	—	7.3
Second quarter 2018	5.0	—	5.0
Total cumulative restructuring costs incurred to date in operating expenses	12.3	—	12.3
Total estimated additional restructuring costs to be incurred	4.7	—	4.7
Total restructuring costs incurred and to be incurred	17.0	—	17.0
Reorganization costs:
Second quarter 2018	—	0.5	0.5
Total cumulative reorganization costs incurred to date in operating expenses	—	0.5	0.5
Total estimated additional reorganization costs to be incurred	—	0.5	0.5
Total reorganization costs incurred and to be incurred	—	1.0	1.0
Total restructuring and reorganization costs incurred and to be incurred	$17.0	$1.0	$18.0

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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	June 30, 2018	December 31, 2017
Settlement assets:
Settlement cash and cash equivalents	$1,353.2	$1,469.9
Receivables, net	1,004.3	1,125.8
Interest-bearing investments	1,152.8	1,154.2
Available-for-sale investments	6.3	7.0
	$3,516.6	$3,756.9
Payment service obligations	$(3,516.6)	$(3,756.9)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.

The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.0	$—	$5.0
Asset-backed and other securities	—	1.3	1.3
Forward contracts	0.4	—	0.4
Total financial assets	$5.4	$1.3	$6.7
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

December 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.6	$—	$5.6
Asset-backed and other securities	—	1.4	1.4
Forward contracts	0.2	—	0.2
Total financial assets	$5.8	$1.4	$7.2
Financial liabilities:
Forward contracts	$1.0	$—	$1.0
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Beginning balance	$1.3	$10.6	$1.4	$10.6
Principal paydowns	—	(0.7)	—	(0.8)
Change in unrealized gains (losses)	—	4.1	(0.1)	4.2
Net realized gains	—	(12.2)	—	(12.2)
Ending balance	$1.3	$1.8	$1.3	$1.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Senior secured credit facility	$875.2	$910.8	$909.3	$914.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2018 and December 31, 2017.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2018	December 31, 2017
Cash	$1,551.2	$1,654.5
Money market securities	2.4	5.4
Cash and cash equivalents (1)	1,553.6	1,659.9
Interest-bearing investments	1,152.8	1,154.2
Available-for-sale investments	6.3	7.0
Total investment portfolio	$2,712.7	$2,821.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
June 30, 2018
Residential mortgage-backed securities	$4.7	$0.3	$5.0
Asset-backed and other securities	0.2	1.1	1.3
Total	$4.9	$1.4	$6.3

December 31, 2017
Residential mortgage-backed securities	$5.2	$0.4	$5.6
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.4	$1.6	$7.0
As of June 30, 2018 and December 31, 2017, 79% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2018, the Company had no net realized gains or losses. For the three and six months ended June 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. The Company had nominal unrealized losses in its available-for-sale portfolio as of June 30, 2018 and December 31, 2017. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 9 — Stockholders' Deficit.
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

The following (losses) gains related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Net realized foreign currency (loss) gain	$(4.3)	$11.3	$(3.8)	$14.3
Net gain (loss) from the related forward contracts	5.6	(8.2)	5.1	(10.2)
Net gains from foreign currency transactions and related forward contracts	$1.3	$3.1	$1.3	$4.1
As of June 30, 2018 and December 31, 2017, the Company had $314.8 million and $311.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Forward contracts	Other assets	$0.6	$0.4	$(0.2)	$(0.2)	$0.4	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Forward contracts	Accounts payable and other liabilities	$0.3	$1.2	$(0.2)	$(0.2)	$0.1	$1.0
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	June 30, 2018		December 31, 2017
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	5.58%	$909.3	4.94%	$914.2
Unamortized debt issuance costs and debt discount		(4.7)		(6.1)
Total debt, net		$904.6		$908.1
The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.58% as of June 30, 2018, due to an increase in the Eurodollar rate.

Revolving Credit Facility — As of June 30, 2018, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $85.8 million of availability thereunder. Pursuant to an amendment to the credit agreement, dated December 12, 2016, among other things, the aggregate revolving credit commitments were decreased from $150.0 million to $125.0 million for the period beginning December 12, 2016 and ending March 27, 2018 (the remainder of the original revolving credit facility term). This amendment also extended the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019.
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
The revolving credit facility contains certain financial covenants, in addition to the non-financial covenants described above. The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $200.4 million and $190.0 million as of June 30, 2018 and December 31, 2017, respectively.
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Ratio Not to Exceed
January 1, 2018 through June 30, 2018	2.25:1	4.000:1
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
As of June 30, 2018, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.11 to 1.00 and our secured leverage ratio was 3.227 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Interest cost	$1.5	$1.6	$3.1	$3.1
Expected return on plan assets	(1.2)	(1.2)	(2.5)	(2.5)
Amortization of net actuarial loss	1.1	1.1	2.2	2.2
Net periodic benefit expense	$1.4	$1.5	$2.8	$2.8
The following table is a summary of net periodic benefit income for the Company's postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Amortization of prior service credit	$—	$(0.1)	$—	$(0.2)
Amortization of net actuarial loss	0.1	—	0.1	0.1
Net periodic benefit expense (income)	$0.1	$(0.1)	$0.1	$(0.1)
Net periodic benefit expense (income) for the Pension and Postretirement Benefits is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three or six months ended June 30, 2018 or June 30, 2017.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive loss before reclassification	(0.2)	(6.7)	—	(6.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	1.7	1.7
Net current period other comprehensive (loss) income	(0.2)	(6.7)	1.7	(5.2)
June 30, 2018	$2.0	$(17.1)	$(53.1)	$(68.2)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
January 1, 2017	$10.8	$(19.9)	$(44.8)	$(53.9)
Other comprehensive income before reclassification	4.2	7.0	—	11.2
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	1.4	(10.8)
Net current period other comprehensive (loss) income	(8.0)	7.0	1.4	0.4
June 30, 2017	$2.8	$(12.9)	$(43.4)	$(53.5)

The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017	Statement of Operations Location
Net change in unrealized gains on securities classified as available-for-sale	$—	$(12.2)	$—	$(12.2)	"Investment revenue"

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$—	$(0.1)	$—	$(0.2)	"Compensation and benefits"
Amortization of net actuarial loss	1.2	1.1	2.3	2.3	"Compensation and benefits"
Total before tax	1.2	1.0	2.3	2.1
Tax benefit, net	(0.4)	(0.3)	(0.6)	(0.7)
Total, net of tax	$0.8	$0.7	$1.7	$1.4

Total reclassified for the period, net of tax	$0.8	$(11.5)	$1.7	$(10.8)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Expense recognized related to stock options	$—	$0.1	$—	$0.4
Expense recognized related to restricted stock units	2.7	3.4	7.5	7.1
Stock-based compensation expense	$2.7	$3.5	$7.5	$7.5
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2017	2,019,850	$17.72	2.8 years	$0.6
Forfeited/Expired	(163,809)	19.96
Options outstanding, vested or expected to vest, and exercisable at June 30, 2018	1,856,041	$17.53	1.8 years	$—
As of June 30, 2018, the Company had no unrecognized stock option expense related to outstanding options.
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

The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2017	3,266,912	$8.78	0.7 years	$43.1
Granted	1,271,800	10.45
Vested and converted to shares	(1,962,869)	8.30
Forfeited	(275,982)	10.97
Restricted stock units outstanding at June 30, 2018	2,299,861	$9.85	1.3 years	$15.4
Restricted stock units vested and outstanding at June 30, 2018	39,869	$8.15		$0.3
As of June 30, 2018, the Company’s outstanding restricted stock units had unrecognized compensation expense of $17.5 million with a remaining weighted-average vesting period of 1.4 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The Company had $0.4 million of cash settled restricted stock units. The grant-date fair value of restricted stock units vested and converted was $0.9 million and $16.3 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $14.4 million for the three and six months ended June 30, 2017, respectively.

Note 11 — Income Taxes

For the three months ended June 30, 2018, the Company recognized income tax benefit of $7.4 million on pre-tax loss of $5.1 million, primarily due to a one-time $4.0 million deferred tax benefit from a reorganization of our corporate structure and a $2.6 million reduction of foreign uncertain tax positions, offset by an increase to the Company's provisional tax obligation for the one-time transition tax imposed by the TCJA as discussed in more detail below.
For the six months ended June 30, 2018, the Company recognized income tax expense of $7.4 million on a pre-tax income of $16.8 million, primarily due to non-deductible expenses, including the accrual related to the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies, and the adverse tax consequences related to the new provisions enacted under the TCJA, as discussed in more detail herein, which result in multiple taxation of a single item of income.
For the three and six months ended June 30, 2017, the Company recognized income tax expense of $2.4 million and $4.9 million on a pre-tax income of $8.6 million and $19.9 million, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three and six months ended June 30, 2017, primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security of $3.8 million. Additionally, for the six months ended June 30, 2017, the Company recognized a tax benefit on stock-based compensation. For more information related to the redemption see Note 5 — Investment Portfolio.
On December 22, 2017, the TCJA, which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including i) a permanent reduction of the corporate income tax rate, ii) a limitation on the deductibility of business interest expense, iii) limitation of the deductions for certain executive compensation and other business expenses, iv) limitation of the deduction for certain net operating losses to 80% of current year taxable income, v) an indefinite net operating loss carryforward, vi) immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, vii) modification or repeal of many business deductions and credits (including certain foreign tax credits), viii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules, such as the global intangible low-taxed income provisions, designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), ix) a minimum taxing system related to payments deemed to erode the U.S. tax base referred to as a tax on base erosion payments, and x) a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). As the provisions under the TCJA interact with previously-existing U.S. tax law, separation of income into baskets and required expense allocations can restrict the taxpayer’s ability to credit foreign taxes paid whereby causing double taxation. In addition, routine business expenses can be deemed to erode the U.S. tax base. As such, the TCJA has a material impact on our year to date 2018 income tax expense.
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

•
The Company recognized a provisional net $3.0 million tax benefit for the remeasurement of previously recorded deferred tax assets and liabilities primarily associated with historical earnings in its foreign subsidiaries, which was provisionally reduced to $2.3 million during the three months ended June 30, 2018.

As of June 30, 2018, the accounting for certain income tax effects of the TCJA is not complete. During the six months ended June 30, 2018, the Company increased its provisional tax obligation for the one-time transition tax imposed by the TCJA due to revised estimates of the Company's previously undistributed earnings of foreign subsidiaries, resulting in a charge of $0.7 million recorded in income tax expense. The provisional amounts may change when the Company completes its review and analysis later in 2018 or if additional guidance of the relevant tax code is released.
We continue to examine the impact the TCJA has on the Company, which could adversely affect our business, financial condition and results of operations. Until the analysis is complete, the Company will account for the tax effects of global intangible low-tax income as a component of income tax expense in the period the tax arises, as opposed to recognizing both the current and deferred tax consequences of the related investments in its foreign subsidiaries. The Company is continuing its analysis of the effects of the TCJA and expects to finalize its accounting policy election in the latter half of 2018.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the liability for unrecognized tax benefits was $17.1 million and $28.7 million, respectively, exclusive of interest and penalties. For the six months ended June 30, 2018 and 2017, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.1 million and $17.6 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company's accrual for interest and penalties decreased by $2.2 million and increased by $1.1 million, respectively. The significant decreases in the liability for unrecognized tax benefits and interest for the six months ended June 30, 2018 were related to a decrease in foreign taxes. As of June 30, 2018 and December 31, 2017, the Company had a liability of $6.7 million and $8.9 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of June 30, 2018, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $95.5 million and $85.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. A nominal charge and a charge of $10.0 million were recorded for legal proceedings during the three and six months ended June 30, 2018, respectively, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations. A nominal charge and a charge of $0.9 million were recorded for legal proceedings during the three and six months ended June 30, 2017, respectively, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations or cash flows.
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition, or operations, and we cannot predict when OFAC will conclude its review of our Voluntary Self-Disclosure.

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
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018; and on June 19, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 90 days to September 18, 2018. Any extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during the latest extension (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
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
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of June 30, 2018. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $18.9 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Basic common shares outstanding	64.5	63.0	64.1	62.6
Shares related to stock options and restricted stock units	1.9	3.3	2.2	3.5
Diluted common shares outstanding	66.4	66.3	66.3	66.1
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Shares related to stock options	1.9	1.1	1.9	1.7
Shares related to restricted stock units	0.4	0.5	0.2	0.3
Shares excluded from the computation	2.3	1.6	2.1	2.0

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company's agents for the total of the Global Funds Transfer and Financial Paper Products segments accounted for 16% and 17% of total revenue for the three and six months ended June 30, 2018, respectively, and 17% and 18% of total revenue for the three and six months ended June 30, 2017, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Global Funds Transfer revenue
Money transfer revenue	$329.7	$356.9	$666.3	$698.6
Bill payment revenue	19.5	20.7	40.3	45.8
Total Global Funds Transfer revenue	349.2	377.6	706.6	744.4
Financial Paper Products revenue
Money order revenue	14.2	16.7	27.6	29.2
Official check revenue	11.2	15.7	20.4	22.5
Total Financial Paper Products revenue	25.4	32.4	48.0	51.7
Total revenue	$374.6	$410.0	$754.6	$796.1

The following table is a summary of the operating income by segment and detail of the income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017(1)	2018	2017(1)
Global Funds Transfer operating income	$5.7	$12.3	$7.1	$37.5
Financial Paper Products operating income	7.1	17.4	12.7	22.1
Total segment operating income	12.8	29.7	19.8	59.6
Other operating loss	(2.8)	(8.5)	(4.1)	(15.0)
Total operating income	10.0	21.2	15.7	44.6
Interest expense	13.7	11.2	26.0	22.0
Other non-operating expense (income)	1.4	1.4	(27.1)	2.7
(Loss) income before income taxes	$(5.1)	$8.6	$16.8	$19.9
(1) In the fourth quarter of 2017, the Company's management determined that there was an error with respect to the allocation of certain expenses between the reporting segments in the first three quarters of 2017. The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements, taken as a whole. Accordingly, prior period amounts have been adjusted to reflect the correction of the error. This correction resulted in a decrease to Global Funds Transfer operating income of $2.4 million, an increase to Financial Paper Products operating income of $0.2 million and a decrease to Other operating loss of $2.2 million for the three months ended June 30, 2017. This correction also resulted in a decrease to Global Funds Transfer operating income of $3.3 million, an increase to Financial Paper Products operating income of $0.1 million and a decrease to Other operating loss of $3.2 million for the six months ended June 30, 2017. There was no impact on total operating income or other reported financial statement amount.
Total assets by segment — In the second quarter of 2018, the Company changed its accounting policy related to the presentation of segment assets to be aligned with a change in the reporting package provided to our Chief Operating Decision Maker. The presentation change had no impact on the segments' operations. Under the new policy, payment service obligations are specifically identified to each reporting segment. Settlement assets, with the exception of interest-bearing and available-for-sale investments which belong to the Financial Paper Product segment, are allocated to cover the segments' corresponding payment service obligations. Reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 7 — Debt, are used by the Global Funds Transfer segment to fulfill its working capital needs. Property and equipment is specifically identified to each reporting segment. The net carrying value of goodwill and intangibles relates to the Global Funds Transfer segment. While the derivatives portfolio is managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to a reporting segment are reported as "Other.” These assets primarily include taxes and various other corporate assets.
The following table sets forth assets by segment with prior year financial information adjusted retrospectively to reflect the updated presentation:

(Amounts in millions)	June 30, 2018	December 31, 2017
Global Funds Transfer	$1,413.7	$1,533.8
Financial Paper Products	3,041.0	3,174.5
Other	72.1	64.2
Total assets	$4,526.8	$4,772.5

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
Bill payment services fee revenue — Bill payment revenues are earned primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, Company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three-day payment service options; the service option is dependent upon our agreement with the biller. Each bill payment service is considered a separate agreement with the consumer and includes only one performance obligation that is satisfied at a point in time, when the funds are transferred to the designated institution, which is generally within the same day. The consumer is in control of the service, as the consumer picks out the "send" location and time. MoneyGram does not offer refunds for bill payment services and revenue is recognized on a gross basis as the Company is considered the principal in these transactions.
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

In the following table, revenue is disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
Global Funds Transfer revenue
Money transfer fee revenue	$323.8	$353.6	$654.4	$692.1
Bill payment services fee revenue	19.5	20.7	40.3	45.8
Other revenue	5.9	3.3	11.9	6.5
Total Global Funds Transfer fee and other revenue	349.2	377.6	706.6	744.4
Financial Paper Products revenue
Money order fee revenue	2.9	3.3	6.0	6.8
Official check outsourcing services fee revenue	2.4	2.5	4.6	4.9
Other revenue	8.0	7.7	15.4	15.3
Total Financial Paper Products fee and other revenue	13.3	13.5	26.0	27.0
Investment revenue	12.1	18.9	22.0	24.7
Total revenue	$374.6	$410.0	$754.6	$796.1

Timing of revenue recognition:
Services and products transferred at a point in time	$346.2	$377.6	$700.7	$744.7
Products transferred over time	2.4	2.5	4.6	4.9
Total revenue from services and products	348.6	380.1	705.3	749.6
Investment revenue	12.1	18.9	22.0	24.7
Other revenue	13.9	11.0	27.3	21.8
Total revenue	$374.6	$410.0	$754.6	$796.1
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

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
The following information represents Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, along with Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2018 and 2017 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$200.4	$—	$200.4
Settlement assets	—	3,321.5	195.1	—	3,516.6
Property and equipment, net	—	187.9	12.9	—	200.8
Goodwill	—	315.4	126.8	—	442.2
Other assets	57.9	151.3	148.6	(191.0)	166.8
Equity investments in subsidiaries	812.6	306.0	—	(1,118.6)	—
Intercompany receivables	—	494.8	146.6	(641.4)	—
Total assets	$870.5	$4,776.9	$830.4	$(1,951.0)	$4,526.8
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,321.5	$195.1	$—	$3,516.6
Debt, net	904.6	—	—	—	904.6
Pension and other postretirement benefits	—	89.5	—	—	89.5
Accounts payable and other liabilities	2.2	399.5	50.1	(199.1)	252.7
Intercompany liabilities	208.4	153.8	279.2	(641.4)	—
Total liabilities	1,115.2	3,964.3	524.4	(840.5)	4,763.4
Total stockholders’ (deficit) equity	(244.7)	812.6	306.0	(1,110.5)	(236.6)
Total liabilities and stockholders’ (deficit) equity	$870.5	$4,776.9	$830.4	$(1,951.0)	$4,526.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$239.5	$226.4	$(103.4)	$362.5
Investment revenue	—	11.1	1.0	—	12.1
Total revenue	—	250.6	227.4	(103.4)	374.6
EXPENSES
Fee and other commissions expense	—	53.8	125.5	(0.4)	178.9
Investment commissions expense	—	4.5	—	—	4.5
Direct transaction expense	—	7.0	—	—	7.0
Total commissions and direct transaction expenses	—	65.3	125.5	(0.4)	190.4
Compensation and benefits	—	39.5	25.6	—	65.1
Transaction and operations support	0.6	114.6	60.2	(103.4)	72.0
Occupancy, equipment and supplies	—	12.7	4.3	—	17.0
Depreciation and amortization	—	17.2	10.2	(7.3)	20.1
Total operating expenses	0.6	249.3	225.8	(111.1)	364.6
OPERATING (LOSS) INCOME	(0.6)	1.3	1.6	7.7	10.0
Other expenses
Interest expense	13.7	—	—	—	13.7
Other non-operating expense	—	1.4	—	—	1.4
Total other expenses	13.7	1.4	—	—	15.1
(Loss) income before income taxes	(14.3)	(0.1)	1.6	7.7	(5.1)
Income tax (benefit) expense	(3.3)	(6.0)	1.9	—	(7.4)
(Loss) income after income taxes	(11.0)	5.9	(0.3)	7.7	2.3
Equity income (loss) in subsidiaries	5.6	(0.3)	—	(5.3)	—
NET (LOSS) INCOME	(5.4)	5.6	(0.3)	2.4	2.3
OTHER COMPREHENSIVE LOSS	(6.8)	(6.0)	(9.2)	13.4	(8.6)
COMPREHENSIVE LOSS	$(12.2)	$(0.4)	$(9.5)	$15.8	$(6.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$463.7	$444.1	$(175.2)	$732.6
Investment revenue	—	20.1	1.9	—	22.0
Total revenue	—	483.8	446.0	(175.2)	754.6
EXPENSES
Fee and other commissions expense	—	107.8	248.0	(0.4)	355.4
Investment commissions expense	—	8.0	—	—	8.0
Direct transaction expense	—	12.5	—	—	12.5
Total commissions and direct transaction expenses	—	128.3	248.0	(0.4)	375.9
Compensation and benefits	—	90.4	54.0	—	144.4
Transaction and operations support	1.0	208.2	112.8	(175.2)	146.8
Occupancy, equipment and supplies	—	19.3	14.3	—	33.6
Depreciation and amortization	—	33.1	19.8	(14.7)	38.2
Total operating expenses	1.0	479.3	448.9	(190.3)	738.9
OPERATING (LOSS) INCOME	(1.0)	4.5	(2.9)	15.1	15.7
Other expenses (income)
Interest expense	26.0	—	—	—	26.0
Other non-operating income	—	(27.1)	—	—	(27.1)
Total other expenses (income)	26.0	(27.1)	—	—	(1.1)
(Loss) income before income taxes	(27.0)	31.6	(2.9)	15.1	16.8
Income tax (benefit) expense	(6.2)	9.6	4.0	—	7.4
(Loss) income after income taxes	(20.8)	22.0	(6.9)	15.1	9.4
Equity income (loss) in subsidiaries	15.1	(6.9)	—	(8.2)	—
NET (LOSS) INCOME	(5.7)	15.1	(6.9)	6.9	9.4
OTHER COMPREHENSIVE LOSS	(3.2)	(2.6)	(6.3)	6.9	(5.2)
COMPREHENSIVE (LOSS) INCOME	$(8.9)	$12.5	$(13.2)	$13.8	$4.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(24.6)	$(157.4)	$231.9	$—	$49.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(24.8)	(3.7)	—	(28.5)
Intercompany investments	(1.7)	208.2	—	(206.5)	—
Dividend from subsidiary guarantors	29.5	—	—	(29.5)	—
Net cash provided by (used in) investing activities	27.8	183.4	(3.7)	(236.0)	(28.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	—	—	—	(4.9)
Dividend to parent	—	(29.5)	—	29.5	—
Intercompany financings	—	—	(206.5)	206.5	—
Payments to tax authorities for stock-based compensation	—	(6.1)	—	—	(6.1)
Net cash used in financing activities	(4.9)	(35.6)	(206.5)	236.0	(11.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.7)	(9.6)	21.7	—	10.4
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$200.4	$—	$200.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$9.6	$178.7	$—	$190.0
Settlement assets	—	3,491.4	265.5	—	3,756.9
Property and equipment, net	—	199.1	15.8	—	214.9
Goodwill	—	315.4	126.8	—	442.2
Other assets	49.5	110.3	200.9	(192.2)	168.5
Equity investments in subsidiaries	813.8	132.4	—	(946.2)	—
Intercompany receivables	—	546.9	—	(546.9)	—
Total assets	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.4	$265.5	$—	$3,756.9
Debt, net	908.1	—	—	—	908.1
Pension and other postretirement benefits	—	97.3	—	—	97.3
Accounts payable and other liabilities	—	402.6	50.9	(198.0)	255.5
Intercompany liabilities	208.0	—	338.9	(546.9)	—
Total liabilities	1,116.1	3,991.3	655.3	(744.9)	5,017.8
Total stockholders’ (deficit) equity	(251.1)	813.8	132.4	(940.4)	(245.3)
Total liabilities and stockholders’ (deficit) equity	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$315.7	$177.5	$(102.1)	$391.1
Investment revenue	—	18.9	—	—	18.9
Total revenue	—	334.6	177.5	(102.1)	410.0
EXPENSES
Fee and other commissions expense	—	137.3	101.2	(44.3)	194.2
Investment commissions expense	—	2.0	—	—	2.0
Direct transaction expense	—	4.8	—	—	4.8
Total commissions and direct transaction expenses	—	144.1	101.2	(44.3)	201.0
Compensation and benefits	—	41.4	24.1	—	65.5
Transaction and operations support	0.4	104.9	38.0	(57.8)	85.5
Occupancy, equipment and supplies	—	17.2	1.0	—	18.2
Depreciation and amortization	—	10.9	7.7	—	18.6
Total operating expenses	0.4	318.5	172.0	(102.1)	388.8
OPERATING (LOSS) INCOME	(0.4)	16.1	5.5	—	21.2
Other expenses
Interest expense	11.2	—	—	—	11.2
Other non-operating expense	—	1.4	—	—	1.4
Total other expenses	11.2	1.4	—	—	12.6
(Loss) income before income taxes	(11.6)	14.7	5.5	—	8.6
Income tax (benefit) expense	(4.2)	5.5	1.1	—	2.4
(Loss) income after income taxes	(7.4)	9.2	4.4	—	6.2
Equity income in subsidiaries	13.6	4.4	—	(18.0)	—
NET INCOME	6.2	13.6	4.4	(18.0)	6.2
OTHER COMPREHENSIVE (LOSS) INCOME	(2.6)	(2.6)	12.5	(9.9)	(2.6)
COMPREHENSIVE INCOME	$3.6	$11.0	$16.9	$(27.9)	$3.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$681.1	$271.5	$(181.2)	$771.4
Investment revenue	—	24.7	—	—	24.7
Total revenue	—	705.8	271.5	(181.2)	796.1
EXPENSES
Fee and other commissions expense	—	317.9	150.1	(87.8)	380.2
Investment commissions expense	—	3.3	—	—	3.3
Direct transaction expense	—	9.9	—	—	9.9
Total commissions and direct transaction expenses	—	331.1	150.1	(87.8)	393.4
Compensation and benefits	—	88.1	47.6	—	135.7
Transaction and operations support	0.8	195.0	49.6	(93.4)	152.0
Occupancy, equipment and supplies	—	29.0	4.5	—	33.5
Depreciation and amortization	—	26.4	10.5	—	36.9
Total operating expenses	0.8	669.6	262.3	(181.2)	751.5
OPERATING (LOSS) INCOME	(0.8)	36.2	9.2	—	44.6
Other expenses
Interest expense	22.0	—	—	—	22.0
Other non-operating expense	—	2.7	—	—	2.7
Total other expenses	22.0	2.7	—	—	24.7
(Loss) income before income taxes	(22.8)	33.5	9.2	—	19.9
Income tax (benefit) expense	(8.3)	11.9	1.3	—	4.9
(Loss) income after income taxes	(14.5)	21.6	7.9	—	15.0
Equity income in subsidiaries	29.5	7.9	—	(37.4)	—
NET INCOME	15.0	29.5	7.9	(37.4)	15.0
OTHER COMPREHENSIVE INCOME	0.4	0.4	14.6	(15.0)	0.4
COMPREHENSIVE INCOME	$15.4	$29.9	$22.5	$(52.4)	$15.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(19.7)	$134.5	$(83.7)	$—	$31.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(37.4)	(2.7)	—	(40.1)
Intercompany investments	—	(200.4)	127.9	72.5	—
Dividend from subsidiary guarantors	25.5	—	—	(25.5)	—
Net cash provided by (used in) investing activities	25.5	(237.8)	125.2	47.0	(40.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	—	—	—	(4.9)
Proceeds from exercise of stock options	1.8	—	—	—	1.8
Dividend to parent	—	(25.5)	—	25.5	—
Intercompany financings	(1.0)	—	73.5	(72.5)	—
Net cash (used in) provided by financing activities	(4.1)	(25.5)	73.5	(47.0)	(3.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.7	(128.8)	115.0	—	(12.1)
CASH AND CASH EQUIVALENTS—Beginning of period	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of period	$1.7	$—	$143.4	$—	$145.1

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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 88% of total revenue for the three and six months ended June 30, 2018, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
In the first half of 2018, worldwide political and economic conditions remained highly variable, as evidenced by both economic growth and challenges in key markets, low currency reserves, currency controls in certain countries and a volatile immigration environment. Also, there is continued political unrest and economic weakness in parts of the Middle East and Africa that contributed to the volatility. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to be highly variable by corridor and country.
We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. The market for money transfer services remains very competitive, consisting of a few large competitors and many small, niche competitors. In the first quarter of 2018, the Company and Walmart Inc. (“Walmart”), our largest agent, announced the launch of Walmart2World, Powered by MoneyGram, a new money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in more than 200 countries. The Company expects the Walmart2World products to continue to have a negative impact on our top-line growth due to lower revenue per transaction. We also renewed our long-term agreement to offer all MoneyGram products and services at Walmart for two more years.
In addition to the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. In the first quarter of 2018, the Company launched compliance standards that go beyond what is currently required by applicable law, including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the globe.

We are making progress on our journey toward becoming a digitally-enabled, customer-centric organization despite competition from new technologies that allow consumers to send and receive money in a variety of ways. We believe that our continued investment in innovative products and services, such as the global expansion of moneygram.com, mobile solutions and account deposit services, positions the Company to accelerate our digital transformation and diversify our product and service offerings to meet consumers' needs. In 2018, the Company expanded its moneygram.com product platform to be available in 11 countries. Digital solutions revenue for the three and six months ended June 30, 2018, was $53.3 million and $106.7 million, respectively, or 16% of money transfer revenue for each period. Digital solutions revenue for the three and six months ended June 30, 2017 was $52.0 million and $103.2 million, respectively, or 15% of money transfer revenue for each period. Moneygram.com revenue grew by $3.7 million or 17% and $7.9 million or 19%, respectively, for the three and six months ended June 30, 2018, over the corresponding periods in 2017.
In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 350 employees to be affected, possibly through transfers or terminations, representing approximately 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $15.0 million to $18.0 million, consisting primarily of severance and outplacement benefits (between $10.5 million to $11.0 million), real estate lease termination and other associated costs (between $3.0 million to $3.5 million), legal and other costs (between $1.0 million to $2.5 million), and reorganization costs (between $0.5 million to $1.0 million). The Company expects between $13.0 million to $16.0 million of the charges to be paid in cash over the course of 2018 and into 2019. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
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
We continue to see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform as well as the introduction of new ways to send and receive money. In July 2018, the Company announced its partnership with Visa Direct, Visa’s real-time push payments platform, which will allow the customer to choice to receive funds either directly into their bank account or to a Visa prepaid card. However, pricing pressure continues to negatively impact our growth in the U.S., along with economic issues in the Middle East and Africa, which have restricted our ability to transact in certain markets. Additionally, currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries may continue to impact our business during 2018.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Additionally, the Company continues to implement various consumer protection initiatives and enhancements to improve the overall customer experience. As previously discussed, the Company launched compliance standards that go beyond what is currently required by applicable law in the first quarter of 2018. As a pioneer in the implementation of these compliance and fraud prevention measures, the Company has seen, and expects to continue to see, a negative impact on our top-line and Adjusted EBITDA growth in 2018.
On December 22, 2017, the legislation commonly known as the “Tax Cuts and Jobs Act,” and also known as H.R. 1 - 115th Congress (the “TCJA”), which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. As the TCJA is broad and complex, we continue to examine the impact it may have on us, and it could adversely affect our future effective tax rate, our business, financial condition, cash flows, and results of operations. Given its recent enactment, the regulations are still forthcoming and other interpretive federal and state guidance is limited. As guidance is published regarding the interpretation of the TCJA or if there are legislative modifications or amendments, the changes could have a material effect on the Company's federal and state income tax expense in future periods. See "Income Taxes" section further below and Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for more information on the impacts from the TCJA.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long-term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. With the effective date of Brexit approaching as the UK is due to leave the European Union in the first quarter of 2019, the Company anticipates making a number of operational changes during 2018 to accommodate any potential business impact.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2018	2017		2018	2017
Revenue
Fee and other revenue	$362.5	$391.1	(7)%	$732.6	$771.4	(5)%
Investment revenue	12.1	18.9	(36)%	22.0	24.7	(11)%
Total revenue	374.6	410.0	(9)%	754.6	796.1	(5)%
Expenses
Fee and other commissions expense	178.9	194.2	(8)%	355.4	380.2	(7)%
Investment commissions expense	4.5	2.0	NM	8.0	3.3	NM
Direct transaction expense	7.0	4.8	46%	12.5	9.9	26%
Total commissions and direct transaction expenses	190.4	201.0	(5)%	375.9	393.4	(4)%
Compensation and benefits	65.1	65.5	(1)%	144.4	135.7	6%
Transaction and operations support	72.0	85.5	(16)%	146.8	152.0	(3)%
Occupancy, equipment and supplies	17.0	18.2	(7)%	33.6	33.5	—%
Depreciation and amortization	20.1	18.6	8%	38.2	36.9	4%
Total operating expenses	364.6	388.8	(6)%	738.9	751.5	(2)%
Operating income	10.0	21.2	(53)%	15.7	44.6	(65)%
Other expenses (income)
Interest expense	13.7	11.2	22%	26.0	22.0	18%
Other non-operating expense (income)	1.4	1.4	—%	(27.1)	2.7	NM
Total other expenses (income)	15.1	12.6	20%	(1.1)	24.7	NM
(Loss) income before income taxes	(5.1)	8.6	NM	16.8	19.9	(16)%
Income tax (benefit) expense	(7.4)	2.4	NM	7.4	4.9	51%
Net income	$2.3	$6.2	(63)%	$9.4	$15.0	(37)%
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	Percent of Total Revenue	2017	Percent of Total Revenue	2018	Percent of Total Revenue	2017	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$349.2	93%	$377.6	92%	$706.6	94%	$744.4	94%
Financial Paper Product fee and other revenue	13.3	4%	13.5	3%	26.0	3%	27.0	3%
Investment revenue	12.1	3%	18.9	5%	22.0	3%	24.7	3%
Total revenue	$374.6	100%	$410.0	100%	$754.6	100%	$796.1	100%
For the three and six months ended June 30, 2018, revenue declined when compared to the prior year periods, primarily due to the decline in the Global Funds Transfer fee and other revenue, which was impacted by the new compliance standards implemented in the first half of 2018, Walmart2World service, increased competition and shift in industry mix. See "Segments results" section below for a detailed discussion of revenues by segment. For the three and six months ended June 30, 2018, investment revenue decreased when compared to the prior reporting periods due to the $12.2 million one-time redemption of an asset-backed security in 2017, partially offset by higher yields and investment balances in 2018.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$190.4	51%	$201.0	49%	$375.9	50%	$393.4	49%
Compensation and benefits	65.1	17%	65.5	16%	144.4	19%	135.7	17%
Transaction and operations support	72.0	19%	85.5	21%	146.8	19%	152.0	19%
Occupancy, equipment and supplies	17.0	5%	18.2	4%	33.6	4%	33.5	4%
Depreciation and amortization	20.1	5%	18.6	5%	38.2	5%	36.9	5%
Total operating expenses	$364.6	97%	$388.8	95%	$738.9	98%	$751.5	94%
For the three and six months ended June 30, 2018, total operating expenses as a percentage of total revenue increased when compared to the same periods in 2017, mainly due to the decrease in revenue, which was partially offset by the decrease in fee and other commissions expense and the decrease in transaction and operations expense, both of which are discussed below.
Total commissions and direct transaction expenses
Total commissions and direct transaction expenses as a percent of revenues increased for the three and six months ended June 30, 2018, when compared to the same periods in 2017, due to the decline in fee and other revenue which more than offset the decrease in commissions expense. See "Segments results" section below for a detailed discussion of commissions and direct transaction expenses.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2017	$65.5	$135.7
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(4.7)	(5.1)
Restructuring and reorganization costs	3.7	9.7
Impact from changes in exchange rates	2.9	5.0
Employee stock-based compensation	(0.8)	—
Other	(1.5)	(0.9)
For the period ended June 30, 2018	$65.1	$144.4
For the three months ended June 30, 2018, compensation and benefits decreased primarily due to decreases in net salaries, related payroll taxes and cash incentive compensation and employee stock-based compensation, partially offset by restructuring and reorganization costs primarily driven by severance, and changes in exchange rates due to a weaker U.S. dollar. For the six months ended June 30, 2018, compensation and benefits increased due to restructuring and reorganization costs and changes in exchange rates, partially offset by decreases in net salaries, related payroll taxes and cash incentive compensation.
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

The following table is a summary of the change in transaction and operations support from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2017	$85.5	$152.0
Change resulting from:
Marketing costs	(4.9)	(6.8)
Outsourcing, independent contractor and consultant costs	(3.2)	(5.4)
Bank charges	(2.9)	(2.9)
Legal expenses	(2.2)	6.2
Net gains from foreign currency transactions and related forward contracts	1.8	2.8
Travel and entertainment expenses	(1.3)	(2.3)
Impact from changes in exchange rates	0.6	2.0
Restructuring and reorganization costs	0.4	1.6
Other	(1.8)	(0.4)
For the period ended June 30, 2018	$72.0	$146.8
For the three months ended June 30, 2018, transaction and operations support decreased primarily due to a decrease in marketing costs, decreases in outsourcing, independent contractor and consultant costs and travel and entertainment expenses driven by cost saving initiatives, and a decrease in bank charges, partially offset by the change in net realized foreign exchange gains. For the six months ended June 30, 2018, the decrease in transaction and operations support expense was driven by the same factors that impacted the three months, partially offset by an increase in legal expenses driven by the additional $10.0 million accrual related to the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements, and restructuring and reorganization costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended June 30, 2018, occupancy, equipment and supplies expense decreased due to cost savings from the Digital Transformation Program. For the six months ended June 30, 2018, occupancy, equipment and supplies expense remained relatively flat when compared to the same period in 2017.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
Depreciation and amortization for the three and six months ended June 30, 2018, increased when compared to the same periods in 2017 as a result of accelerated depreciation from certain restructuring and other activities.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations:

(Amounts in millions)	Three Months Ended June 30,		2018 vs	Six Months Ended June 30,		2018 vs
	2018	2017	2017	2018	2017	2017
Money transfer revenue	$329.7	$356.9	$(27.2)	$666.3	$698.6	$(32.3)
Bill payment revenue	19.5	20.7	(1.2)	40.3	45.8	(5.5)
Total Global Funds Transfer revenue	$349.2	$377.6	$(28.4)	$706.6	$744.4	$(37.8)

Fee and other commissions and direct transaction expenses	$185.5	$198.7	$(13.2)	$367.2	$389.4	$(22.2)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2017	$356.9	$698.6
Change resulting from:
Money transfer volume	(25.3)	(42.3)
Average face value per transaction and pricing	(12.6)	(16.9)
Impact from changes in exchange rates	8.0	21.8
Corridor mix	0.1	(0.4)
Other	2.6	5.5
For the period ended June 30, 2018	$329.7	$666.3
For the three and six months ended June 30, 2018, the decrease in money transfer fee and other revenue was primarily driven by a decrease in money transfer transaction volume and average face value per transaction and pricing due to newly implemented compliance standards and increased competition in the U.S., Walmart2World service, along with weakness in parts of Africa and the Middle East. The decline was partially offset by growth in South America, Europe, our Digital solutions channel, and the impact from changes in exchange rates due to the weaker U.S. dollar.
Total Digital solutions grew 2% and 3%, respectively, for the three and six months ended June 30, 2018, when compared to the prior year periods, driven by strong moneygram.com growth which was partially offset by a decline in revenue from kiosks and global economic trends. Moneygram.com revenue grew by 17% and 19%, respectively, for the three and six months ended June 30, 2018, over the corresponding periods in 2017. Digital solutions represented 16% of total money transfer revenue for the three and six months ended June 30, 2018.
Bill Payment Fee and Other Revenue
Bill payment fee and other revenue decreased by $1.2 million and $5.5 million for the three and six months ended, respectively, due to increased competition partially offset by transaction volume increase.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2017	$193.9	$379.5
Change resulting from:
Money transfer revenue	(16.9)	(25.9)
Impact from changes in exchange rates	3.7	10.3
Money transfer corridor and agent mix	(2.5)	(7.6)
Signing bonuses	1.0	1.2
Bill payment revenue and commission rates	(0.7)	(2.8)
For the period ended June 30, 2018	$178.5	$354.7
For the three and six months ended June 30, 2018, fee and other commissions decreased $15.4 million and $24.8 million, respectively, when compared to the same periods in 2017. The declines were primarily from decreases in money transfer revenue and money transfer corridor and agent mix, which were partially offset by changes in exchange rates.
For the three and six months ended June 30, 2018, direct transaction expense was $7.0 million and $12.5 million, respectively, and increased by $2.2 million and $2.6 million, respectively, primarily due to an increase in moneygram.com revenues.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

(Amounts in millions)	Three Months Ended June 30,		2018 vs	Six Months Ended June 30,		2018 vs
	2018	2017	2017	2018	2017	2017
Money order revenue	$14.2	$16.7	$(2.5)	$27.6	$29.2	$(1.6)
Official check revenue	11.2	15.7	(4.5)	20.4	22.5	(2.1)
Total Financial Paper Products revenue	$25.4	$32.4	$(7.0)	$48.0	$51.7	$(3.7)

Commissions expense	$4.9	$2.3	$2.6	$8.7	$4.0	$4.7
For the three and six months ended June 30, 2018, Financial Paper Products revenue decreased due to the $12.2 million one-time redemption of an asset-backed security in 2017 and as a result of the migration of consumers to other products. The decrease was partially offset by the increase in investment revenues driven by higher yields and investment balances.
Commissions expense for Financial Paper Products increased by $2.6 million and $4.7 million for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. The increases were driven by an increase in investment commissions expense due to higher interest rates, partially offset by the decline in fee and other commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017	Change	2018	2017	Change
Operating income:
Global Funds Transfer	$5.7	$12.3	$(6.6)	$7.1	$37.5	$(30.4)
Financial Paper Products	7.1	17.4	(10.3)	12.7	22.1	(9.4)
Total segment operating income	12.8	29.7	(16.9)	19.8	59.6	(39.8)
Other	(2.8)	(8.5)	5.7	(4.1)	(15.0)	10.9
Total operating income	$10.0	$21.2	$(11.2)	$15.7	$44.6	$(28.9)

Total operating margin	2.7%	5.2%		2.1%	5.6%
Global Funds Transfer	1.6%	3.3%		1.0%	5.0%
Financial Paper Products	28.0%	53.7%		26.5%	42.7%
For the three and six months ended June 30, 2018, the Company experienced a decrease in Global Funds Transfer segment operating income and operating margin primarily due to the decline in money transfer fee and other revenue and restructuring and reorganization costs, partially offset by the decrease in marketing and outsourcing, independent contractor and consultant costs. Additionally, for the six months ended June 30, 2018, the Global Funds Transfer segment had a $10.0 million accrual related to the DPA matter. Our Financial Paper Products segment operating income and margin decreased for the three and six months ended June 30, 2018 when compared to the same periods in 2017, primarily due to the one-time redemption of an asset-backed security in 2017, partially offset by higher yields and investment balances in 2018. Other operating loss decreased when compared to the same periods in 2017 primarily due to the prior year periods including costs related to the proposed merger with Ant Financial that was terminated in January of 2018. See Note 1 — Description of Business and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements for more information about the terminated merger.
Other Expenses (Income)
For the three months ended June 30, 2018, total other expenses (income) increased by $2.5 million when compared to the prior year period due to the increase in interest expense from higher interest rates. For the six months ended June 30, 2018, the Company had total other income of $1.1 million, which included $30.0 million related to the terminated merger, compared to other expense of $24.7 million for the six months ended June 30, 2017.

Income Taxes
For the three months ended June 30, 2018, the Company recognized income tax benefit of $7.4 million on pre-tax loss of $5.1 million, primarily due to a one-time $4.0 million deferred tax benefit from a reorganization of our corporate structure and a $2.6 million reduction of foreign uncertain tax positions, offset by an increase to the Company's provisional tax obligation for the one-time transition tax imposed by the TCJA.
For the six months ended June 30, 2018, the Company recognized income tax expense of $7.4 million on a pre-tax income of $16.8 million, primarily due to non-deductible expenses, including the accrual related to the DPA and the adverse tax consequences related to the new provisions enacted under the TCJA, as discussed in more detail Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements, which result in multiple taxation of a single item of income.
For the three and six months ended June 30, 2017, the Company recognized income tax expense of $2.4 million and $4.9 million on a pre-tax income of $8.6 million and $19.9 million, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three and six months ended June 30, 2017, primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security of $3.8 million. Additionally, for the six months ended June 30, 2017, the Company recognized a tax benefit on stock-based compensation.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items), Adjusted Free Cash Flow (Adjusted EBITDA less cash interest, cash taxes, cash payments for capital expenditures and cash payments for agent signing bonuses) and constant currency measures (which assume that amounts denominated in foreign currencies are translated to the U.S. dollar at rates consistent with those in the prior year) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with covenants that incorporate a financial measure similar to Adjusted EBITDA.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2018	2017	Change	2018	2017	Change
(Loss) income before income taxes	$(5.1)	$8.6	$(13.7)	$16.8	$19.9	$(3.1)
Interest expense	13.7	11.2	2.5	26.0	22.0	4.0
Depreciation and amortization	20.1	18.6	1.5	38.2	36.9	1.3
Signing bonus amortization	14.7	13.3	1.4	28.7	26.3	2.4
EBITDA	43.4	51.7	(8.3)	109.7	105.1	4.6
Significant items impacting EBITDA:
Restructuring and reorganization costs	5.2	—	5.2	12.5	—	12.5
Compliance enhancement program	4.6	3.9	0.7	7.2	6.0	1.2
Stock-based, contingent and incentive compensation	2.7	3.5	(0.8)	7.5	7.5	—
Direct monitor costs	2.6	5.4	(2.8)	5.7	8.2	(2.5)
Legal and contingent matters (1)	1.3	0.2	1.1	12.7	1.4	11.3
(Income) costs related to the terminated merger with Ant Financial (2)	—	5.7	(5.7)	(29.3)	8.5	(37.8)
Severance and related costs	—	—	—	0.4	—	0.4
Adjusted EBITDA	$59.8	$70.4	$(10.6)	$126.4	$136.7	$(10.3)

Adjusted EBITDA growth, as reported	(15)%			(8)%
Adjusted EBITDA growth, constant currency adjusted	(19)%			(12)%

Adjusted EBITDA	$59.8	$70.4	$(10.6)	$126.4	$136.7	$(10.3)
Cash payments for interest	(12.9)	(10.4)	(2.5)	(24.4)	(20.4)	(4.0)
Cash payments for taxes, net of refunds	(1.3)	(2.9)	1.6	(2.9)	(3.6)	0.7
Cash payments for capital expenditures	(16.2)	(21.5)	5.3	(28.5)	(40.1)	11.6
Cash payments for agent signing bonuses	(7.8)	(8.2)	0.4	(19.6)	(18.4)	(1.2)
Adjusted Free Cash Flow	$21.6	$27.4	$(5.8)	$51.0	$54.2	$(3.2)
(1) Year-to-date 2018 primarily consists of an additional $10.0 million accrual related to the DPA.
(2) Income includes the $30.0 million merger termination fee, and costs include, but are not limited to, legal, bank and consultant fees.
For the three and six months ended June 30, 2018, the Company generated EBITDA of $43.4 million and $109.7 million, respectively, and Adjusted EBITDA of $59.8 million and $126.4 million, respectively. Adjusted EBITDA declined for the three and six months ended June 30, 2018 when compared to the prior year reporting periods as a result of the decrease in investment revenue due to the one-time redemption of an asset-backed security in 2017, partially offset by decrease in marketing and contractor expenses. For the three months ended June 30, 2018, EBITDA decreased due to the same factors that impacted Adjusted EBITDA as well as restructuring and reorganization costs. For the six months ended June 30, 2018, EBITDA increased primarily due to the other non-operating income of $30.0 million related to the terminated merger with Ant Financial, partially offset by the decrease in investment revenue and the increase in legal and contingent matters related to the DPA and restructuring and reorganization costs.
For the three and six months ended June 30, 2018, Adjusted Free Cash Flow decreased by $5.8 million and $3.2 million, respectively, when compared to the same periods in 2017. The decreases were primarily a result of the decrease in Adjusted EBITDA and increase in cash payments for interest, partially offset by the decrease in cash payments for capital expenditures.
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

(Amounts in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$200.4	$190.0
Settlement assets:
Settlement cash and cash equivalents	1,353.2	1,469.9
Receivables, net	1,004.3	1,125.8
Interest-bearing investments	1,152.8	1,154.2
Available-for-sale investments	6.3	7.0
	$3,516.6	$3,756.9
Payment service obligations	$(3,516.6)	$(3,756.9)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of June 30, 2018, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $6.3 million of available-for-sale investments as of June 30, 2018. U.S. government agency residential mortgage-backed securities compose $5.0 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.3 million.
Credit Facilities
As of June 30, 2018, the Company had an outstanding balance of $909.3 million on its senior secured borrowings. The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.58% as of June 30, 2018, due to an increase in the Eurodollar rate. As of June 30, 2018, the Company had no outstanding letters of credit or borrowings under the revolving credit facility, leaving $85.8 million of borrowing capacity thereunder, and was in compliance with its financial covenants. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.

Credit Ratings
As of June 30, 2018, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$49.9	$31.1
Net cash used in investing activities	(28.5)	(40.1)
Net cash used in financing activities	(11.0)	(3.1)
Net change in cash and cash equivalents	$10.4	$(12.1)
Cash Flows from Operating Activities
For the six months ended June 30, 2018, cash provided by operating activities increased due to the $30.0 million payment related to the terminated merger with Ant Financial and a decrease in cash spent on marketing and outsourcing, independent contractor and consultant as part of ongoing cost savings initiatives. The increase was partially offset by compensation and benefits spend related to the reorganization and restructuring program, an increase in payments for interest of $4.0 million due to higher interest rates, and an increase in signing bonus payments of $1.2 million driven by the timing of agent contract renewals.
Cash Flows from Investing Activities
For the six months ended June 30, 2018, net cash used in investing activities decreased by $11.6 million primarily due to a decrease in capital expenditures when compared to the same period in 2017.
Cash Flows from Financing Activities
For the six months ended June 30, 2018, net cash used in financing activities was $11.0 million for principal payments on debt and payments to tax authorities for stock-based compensation. For the six months ended June 30, 2017, net cash used in financing activities was $3.1 million, primarily for principal payments on debt, partially offset by proceeds from exercise of stock options and other.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2018. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of additional competing white label money transfer products or otherwise, and due to increased costs or loss of business as a result of higher compliance standards;

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of OFAC sanctions regulations. We notified OFAC of the ongoing internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when OFAC will conclude its review of our Voluntary Self-Disclosure.
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
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018; and on June 19, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 90 days to September 18, 2018. Any further extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will continue to be able to negotiate a mutually satisfactory outcome during the latest extension (or any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and monitorship.
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
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Since then, the Company has continued to receive and respond to inquiries from the NYDFS related to this matter. Although NYDFS has not indicated what, if any, action it might take in connection with this matter, it is possible that it could initiate civil litigation and/or seek to impose fines, damages, or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court has directed the parties to agree to a joint stipulation of facts to be filed with the court, at which point the Company expects to file a revised memorandum in support of its motion for summary judgment, and the IRS is expected to file its cross motion for summary judgment. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $18.9 million on amounts that have previously been accrued.
See Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional disclosure.
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
In November 2012, we announced that we had entered into a five-year DPA with the Government relating to the period from 2003 to early 2009. Pursuant to the DPA, the Government filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years. On November 1, 2017, the Company agreed to a stipulation with the Government that the term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018; and on June 19, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 90 days to September 18, 2018. Any extension of the DPA extends all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions is to provide the Company and the Government additional time to discuss whether the Company is in compliance with the DPA. There can be no assurance that the Company and the Government will be able to negotiate a mutually satisfactory outcome during the latest extension (or during any further short-term extension of the DPA) or that such outcome will not include a further extension of the DPA, financial penalties or additional restrictions on the Company. The terms of any agreement with the Government could impose significant additional costs upon the Company related to compliance and other required terms, which could have an adverse impact on the Company's operations. Furthermore, there can be no assurance that the Government will not seek any other remedy, including criminal prosecution and financial penalties, in lieu of an extension of the DPA and the monitorship. A prosecution of the Company by the Government or the imposition of significant financial penalties could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Furthermore, neither the DPA nor any agreement with the Government would resolve any inquiries from other governmental agencies, which could result in additional costs, expenses and fines.
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

If we lose key agents, our business with key agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, including due to increased costs or loss of business as a result of higher compliance standards, our business, financial condition and results of operations could be adversely affected.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During the six months ended June 30, 2018, our ten largest agents accounted for 33% of our total revenue. Our largest agent, Walmart, accounted for 16% and 17% of total revenue for the three and six months ended June 30, 2018, respectively, and 17% and 18% of total revenue for the three and six months ended June 30, 2017, respectively. The current term of our contract with Walmart expires on March 30, 2020. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations. For example, the Company expects that the Walmart2World products, which were launched by the Company and Walmart in the first quarter of 2018, will have a negative impact on our top-line growth due to lower revenue per transaction.

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

10.1*	Tax Equalization Agreement, dated as of May 15, 2018, by and between MoneyGram International, Inc. and Grant Lines.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (v) Condensed Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2018; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

August 3, 2018	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)