Form 10-Q
period 2018-09-30
MONEYGRAM INTERNATIONAL INC
filed 2018-11-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
As of November 7, 2018, 55,615,351 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$208.8	$190.0
Settlement assets	3,522.2	3,756.9
Property and equipment, net	201.1	214.9
Goodwill	442.2	442.2
Other assets	149.4	168.5
Total assets	$4,523.7	$4,772.5
LIABILITIES
Payment service obligations	$3,522.2	$3,756.9
Debt, net	902.8	908.1
Pension and other postretirement benefits	86.5	97.3
Accounts payable and other liabilities	268.4	255.5
Total liabilities	4,779.9	5,017.8
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at September 30, 2018 and December 31, 2017	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at September 30, 2018 and December 31, 2017	0.6	0.6
Additional paid-in capital	1,044.4	1,034.8
Retained loss	(1,386.9)	(1,336.1)
Accumulated other comprehensive loss	(69.3)	(63.0)
Treasury stock: 3,215,358 and 4,585,223 shares at September 30, 2018 and December 31, 2017, respectively	(28.9)	(65.5)
Total stockholders’ deficit	(256.2)	(245.3)
Total liabilities and stockholders’ deficit	$4,523.7	$4,772.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2018	2017	2018	2017
REVENUE
Fee and other revenue	$333.7	$390.1	$1,066.3	$1,161.5
Investment revenue	13.5	7.7	35.5	32.4
Total revenue	347.2	397.8	1,101.8	1,193.9
EXPENSES
Fee and other commissions expense	169.0	190.1	524.4	570.3
Investment commissions expense	5.1	2.6	13.1	5.9
Direct transaction expense	5.6	5.8	18.1	15.7
Total commissions and direct transaction expenses	179.7	198.5	555.6	591.9
Compensation and benefits	56.7	67.4	201.1	203.1
Transaction and operations support	88.4	72.5	235.2	224.5
Occupancy, equipment and supplies	13.8	15.5	47.4	49.0
Depreciation and amortization	19.5	18.9	57.7	55.8
Total operating expenses	358.1	372.8	1,097.0	1,124.3
OPERATING (LOSS) INCOME	(10.9)	25.0	4.8	69.6
Other expenses
Interest expense	13.8	11.6	39.8	33.6
Other non-operating expense (income)	1.5	1.7	(25.6)	4.4
Total other expenses	15.3	13.3	14.2	38.0
(Loss) income before income taxes	(26.2)	11.7	(9.4)	31.6
Income tax (benefit) expense	(5.3)	4.0	2.1	8.9
NET (LOSS) INCOME	$(20.9)	$7.7	$(11.5)	$22.7

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.32)	$0.12	$(0.18)	$0.36
Diluted	$(0.32)	$0.12	$(0.18)	$0.34

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	64.5	63.1	64.2	62.8
Diluted	64.5	66.2	64.2	66.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
NET (LOSS) INCOME	$(20.9)	$7.7	$(11.5)	$22.7
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period	0.1	(0.4)	(0.1)	3.8
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the three and nine months ended September 30, 2018 and 2017	—	—	—	(12.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.2 and $0.5 for the three months ended September 30, 2018 and 2017, respectively, and $0.8 and $1.2 for the nine months ended September 30, 2018 and 2017, respectively	0.9	0.7	2.6	2.1
Valuation adjustment for pension and postretirement benefits, net of tax expense of $0.0 and $0.1 for the three and nine months ended September 30, 2018 and 2017, respectively	—	(0.3)	—	(0.3)
Unrealized foreign currency translation adjustments, net of tax expense of $0.0 for the three and nine months ended September 30, 2018, and $2.2 and $6.2 for the three and nine months ended September 30, 2017, respectively	(2.1)	4.9	(8.8)	11.9
Other comprehensive (loss) income	(1.1)	4.9	(6.3)	5.3
COMPREHENSIVE (LOSS) INCOME	$(22.0)	$12.6	$(17.8)	$28.0
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11.5)	$22.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57.7	55.8
Signing bonus amortization	42.0	39.0
Amortization of debt discount and debt issuance costs	2.4	2.4
Non-cash compensation and pension expense	14.4	15.4
Gain on redemption of asset-backed security	—	(12.2)
Signing bonus payments	(20.2)	(24.6)
Change in other assets	1.3	(60.4)
Change in accounts payable and other liabilities	(10.7)	48.0
Other non-cash items, net	1.5	3.7
Net cash provided by operating activities	76.9	89.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44.5)	(63.1)
Net cash used in investing activities	(44.5)	(63.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.4)	(7.3)
Payments to tax authorities for stock-based compensation	(6.2)	(8.0)
Proceeds from exercise of stock options and other	—	1.8
Net cash used in financing activities	(13.6)	(13.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	18.8	13.2
CASH AND CASH EQUIVALENTS—Beginning of period	190.0	157.2
CASH AND CASH EQUIVALENTS—End of period	$208.8	$170.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	7.1	—	—	7.1
Stock-based compensation activity	—	—	4.8	(43.0)	—	36.1	(2.1)
Adjustment for new accounting pronouncement	—	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	3.4	—	3.4
March 31, 2018	183.9	0.6	1,039.6	(1,367.8)	(59.6)	(29.4)	(232.7)
Net income	—	—	—	2.3	—	—	2.3
Stock-based compensation activity	—	—	2.3	(0.4)	—	0.5	2.4
Other comprehensive loss	—	—	—	—	(8.6)	—	(8.6)
June 30, 2018	183.9	0.6	1,041.9	(1,365.9)	(68.2)	(28.9)	(236.6)
Net loss	—	—	—	(20.9)	—	—	(20.9)
Stock-based compensation activity	—	—	2.5	(0.1)	—	—	2.4
Other comprehensive loss	—	—	—	—	(1.1)	—	(1.1)
September 30, 2018	$183.9	$0.6	$1,044.4	$(1,386.9)	$(69.3)	$(28.9)	$(256.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2017	$183.9	$0.6	$1,020.3	$(1,252.6)	$(56.1)	$(111.7)	$(215.6)
Net income	—	—	—	8.8	—	—	8.8
Stock-based compensation activity	—	—	4.0	(44.7)	—	38.0	(2.7)
Other comprehensive income	—	—	—	—	3.0	—	3.0
March 31, 2017	183.9	0.6	1,024.3	(1,288.5)	(53.1)	(73.7)	(206.5)
Net income	—	—	—	6.2	—	—	6.2
Stock-based compensation activity	—	—	3.5	(5.3)	—	5.3	3.5
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)
June 30, 2017	183.9	0.6	1,027.8	(1,287.6)	(55.7)	(68.4)	(199.4)
Net income	—	—	—	7.7	—	—	7.7
Stock-based compensation activity	—	—	3.5	(3.0)	—	2.3	2.8
Other comprehensive income	—	—	—	—	4.9	—	4.9
September 30, 2017	$183.9	$0.6	$1,031.3	$(1,282.9)	$(50.8)	$(66.1)	$(184.0)

See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

ASU 2018-11 provided entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The new lease standard is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted, but the Company will not be early adopting this standard. The Company expects to adopt the new standard on January 1, 2019, utilizing the transition method allowed under ASU 2018-11. The Company will use the adoption date as the initial application date.
As the Company's leases consist primarily of operating leases for buildings, equipment and vehicles, we anticipate that this standard will have a material impact on the Consolidated Balance Sheets. However, management believes that this standard will not have a material impact on the Consolidated Statements of Operations. While the Company continues to assess potential impacts from this standard, we currently expect the most significant impact will be the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged. Based on preliminary evaluation, the Company estimates that the value of lease liabilities will be between $55.0 million and $60.0 million upon adoption, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Additionally, we expect to elect the ‘package of practical expedients,’ which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use of hindsight practical expedient or the practical expedient pertaining to land easements, as the latter is not applicable to us. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. The Company is continuing to evaluate the full impact of Accounting Standards Codification ("ASC") Topic 842, as well as its impacts on business processes, systems, and internal controls.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in the standard require components of net periodic benefit cost, other than service cost, to be presented outside of income from operations. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior to the adoption of this ASU, the Company presented net periodic benefit costs, other than service cost, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations. Upon adoption, these costs were reclassified to "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations and the prior period was updated to reflect this change. For the three and nine months ended September 30, 2018, net periodic benefit costs, other than service cost, were $1.5 million and $4.4 million, respectively. For the three and nine months ended September 30, 2017, net periodic benefit costs, other than service cost, were $1.7 million and $4.4 million, respectively.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in the standard allow for the capitalization of certain implementation costs associated with a hosting arrangement that is a service contract by applying the guidance in ASC Subtopic 350-40, "Internal-Use Software." This standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted, including in any interim period. MoneyGram will adopt this standard as of October 1, 2018, on a prospective basis and, as such, there will be no accumulated impact to the consolidated financial statements upon adoption.

The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.
Merger Agreement — On January 26, 2017, MoneyGram International, Inc. entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”). The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On January 2, 2018, the parties to the Merger Agreement were advised that CFIUS clearance of the Merger would not be forthcoming, and after further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Alipay paid the Company a termination fee of $30.0 million on January 3, 2018, which is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018. The parties agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.

Note 2 — Restructuring and Reorganization Costs

In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 350 employees to be affected, possibly through transfers or terminations, representing approximately 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $16.5 million to $19.5 million, consisting primarily of severance and outplacement benefits (between $12.0 million to $12.5 million), real estate lease termination and other associated costs (between $3.0 million to $3.5 million), legal and other costs (between $1.0 million to $2.5 million), and reorganization costs (between $0.5 million to $1.0 million). The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
The following table is a roll-forward of the restructuring and reorganization costs accrual as of September 30, 2018:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2017	$—
Expenses	14.0
Cash payments	(10.6)
Non-cash operating expenses	(2.5)
Balance, September 30, 2018	$0.9
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of September 30, 2018:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$13.5
Estimated additional restructuring costs to be incurred	5.0
Total restructuring costs incurred and to be incurred	18.5
Cumulative reorganization costs incurred to date in operating expenses	0.5
Estimated additional reorganization costs to be incurred	0.5
Total reorganization costs incurred and to be incurred	1.0
Total restructuring and reorganization costs incurred and to be incurred	$19.5

The following table summarizes the restructuring and reorganization costs recorded:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in millions)	2018	2018
Restructuring costs in operating expenses:
Compensation and benefits	$0.6	$9.8
Transaction and operations support	0.3	1.9
Occupancy, equipment and supplies	0.3	1.5
Depreciation	—	0.3
Total restructuring costs in operating expenses	1.2	13.5
Reorganization costs in operating expenses:
Compensation and benefits	—	0.5
Total reorganization costs in operating expenses	—	0.5
Total restructuring and reorganization costs in operating expenses	$1.2	$14.0
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring and reorganization costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring costs:
First quarter 2018	7.3	—	7.3
Second quarter 2018	5.0	—	5.0
Third quarter 2018	1.2	—	1.2
Total cumulative restructuring costs incurred to date in operating expenses	13.5	—	13.5
Total estimated additional restructuring costs to be incurred	5.0	—	5.0
Total restructuring costs incurred and to be incurred	18.5	—	18.5
Reorganization costs:
Second quarter 2018	—	0.5	0.5
Total cumulative reorganization costs incurred to date in operating expenses	—	0.5	0.5
Total estimated additional reorganization costs to be incurred	—	0.5	0.5
Total reorganization costs incurred and to be incurred	—	1.0	1.0
Total restructuring and reorganization costs incurred and to be incurred	$18.5	$1.0	$19.5

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

The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	September 30, 2018	December 31, 2017
Settlement assets:
Settlement cash and cash equivalents	$1,364.2	$1,469.9
Receivables, net	997.1	1,125.8
Interest-bearing investments	1,154.8	1,154.2
Available-for-sale investments	6.1	7.0
	$3,522.2	$3,756.9
Payment service obligations	$(3,522.2)	$(3,756.9)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.6	$—	$4.6
Asset-backed and other securities	—	1.5	1.5
Forward contracts	0.7	—	0.7
Total financial assets	$5.3	$1.5	$6.8
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.6	$—	$5.6
Asset-backed and other securities	—	1.4	1.4
Forward contracts	0.2	—	0.2
Total financial assets	$5.8	$1.4	$7.2
Financial liabilities:
Forward contracts	$1.0	$—	$1.0
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Beginning balance	$1.3	$1.8	$1.4	$10.6
Principal paydowns	—	—	—	(0.8)
Change in unrealized gains (losses)	0.2	(0.4)	0.1	3.8
Net realized gains	—	—	—	(12.2)
Ending balance	$1.5	$1.4	$1.5	$1.4

Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Senior secured credit facility	$884.2	$910.8	$906.8	$914.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2018 and December 31, 2017.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2018	December 31, 2017
Cash	$1,570.5	$1,654.5
Money market securities	2.5	5.4
Cash and cash equivalents (1)	1,573.0	1,659.9
Interest-bearing investments	1,154.8	1,154.2
Available-for-sale investments	6.1	7.0
Total investment portfolio	$2,733.9	$2,821.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
September 30, 2018
Residential mortgage-backed securities	$4.4	$0.2	$4.6
Asset-backed and other securities	0.2	1.3	1.5
Total	$4.6	$1.5	$6.1

December 31, 2017
Residential mortgage-backed securities	$5.2	$0.4	$5.6
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.4	$1.6	$7.0
As of September 30, 2018 and December 31, 2017, 75% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and nine months ended September 30, 2018, the Company had no net realized gains or losses. For the three months ended September 30, 2017, the Company had nominal net realized losses from its available-for-sale portfolio. For the nine months ended September 30, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Condensed Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. The Company had nominal unrealized losses in its available-for-sale portfolio as of September 30, 2018 and December 31, 2017. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 9 — Stockholders' Deficit.
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
The following net gains related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Net realized foreign currency (loss) gain	$(1.1)	$3.6	$(4.9)	$17.9
Net gain (loss) from the related forward contracts	1.7	(2.0)	6.8	(12.2)
Net gains from foreign currency transactions and related forward contracts	$0.6	$1.6	$1.9	$5.7
As of September 30, 2018 and December 31, 2017, the Company had $363.6 million and $311.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Forward contracts	Other assets	$1.8	$0.4	$(1.1)	$(0.2)	$0.7	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Forward contracts	Accounts payable and other liabilities	$1.1	$1.2	$(1.1)	$(0.2)	$—	$1.0
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	September 30, 2018		December 31, 2017
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	5.49%	$906.8	4.94%	$914.2
Unamortized debt issuance costs and debt discount		(4.0)		(6.1)
Total debt, net		$902.8		$908.1
The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.49% as of September 30, 2018, due to an increase in the Eurodollar rate.
Revolving Credit Facility — As of September 30, 2018, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $85.8 million of availability thereunder. Pursuant to an amendment to the credit agreement, dated December 12, 2016, among other things, the aggregate revolving credit commitments were decreased from $150.0 million to $125.0 million for the period beginning December 12, 2016 and ending March 27, 2018 (the remainder of the original revolving credit facility term). This amendment also extended the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019.
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
The revolving credit facility contains certain financial covenants, in addition to the non-financial covenants described above. The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $208.8 million and $190.0 million as of September 30, 2018 and December 31, 2017, respectively.
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Ratio Not to Exceed
July 1, 2018 through December 31, 2018	2.25:1	3.750:1
January 1, 2019 through maturity	2.25:1	3.500:1
As of September 30, 2018, the Company was in compliance with its financial covenants: our interest coverage ratio was 5.71 to 1.00 and our secured leverage ratio was 3.287 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Interest cost	$1.6	$1.8	$4.7	$4.9
Expected return on plan assets	(1.2)	(1.3)	(3.7)	(3.8)
Amortization of net actuarial loss	1.1	1.3	3.3	3.5
Net periodic benefit expense	$1.5	$1.8	$4.3	$4.6
The following table is a summary of net periodic benefit income for the Company's postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Amortization of prior service credit	$—	$(0.1)	$—	$(0.3)
Amortization of net actuarial loss	—	—	0.1	0.1
Net periodic benefit expense (income)	$—	$(0.1)	$0.1	$(0.2)
Net periodic benefit expense (income) for the Pension and Postretirement Benefits is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three or nine months ended September 30, 2018 or September 30, 2017.
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017	Statement of Operations Location
Net change in unrealized gains on securities classified as available-for-sale	$—	$—	$—	$(12.2)	"Investment revenue"

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$—	$(0.1)	$—	$(0.3)	"Other non-operating expense (income)"
Amortization of net actuarial loss	1.1	1.3	3.4	3.6	"Other non-operating expense (income)"
Total before tax	1.1	1.2	3.4	3.3
Tax benefit, net	(0.2)	(0.5)	(0.8)	(1.2)
Total, net of tax	$0.9	$0.7	$2.6	$2.1

Total reclassified for the period, net of tax	$0.9	$0.7	$2.6	$(10.1)

Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.2)	2.7	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive (loss) income	(0.2)	2.7	0.9	3.4
March 31, 2018	2.0	(7.7)	(53.9)	(59.6)
Other comprehensive loss before reclassification	—	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive (loss) income	—	(9.4)	0.8	(8.6)
June 30, 2018	2.0	(17.1)	(53.1)	(68.2)
Other comprehensive income (loss) before reclassification	0.1	(2.1)	—	(2.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive income (loss)	0.1	(2.1)	0.9	(1.1)
September 30, 2018	$2.1	$(19.2)	$(52.2)	$(69.3)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2017	$10.8	$(19.9)	$(47.0)	$(56.1)
Other comprehensive income before reclassification	0.1	2.2	—	2.3
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current period other comprehensive income	0.1	2.2	0.7	3.0
March 31, 2017	10.9	(17.7)	(46.3)	(53.1)
Other comprehensive income before reclassification	4.1	4.8	—	8.9
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	0.7	(11.5)
Net current period other comprehensive (loss) income	(8.1)	4.8	0.7	(2.6)
June 30, 2017	2.8	(12.9)	(45.6)	(55.7)
Other comprehensive (loss) income before reclassification	(0.4)	4.9	(0.3)	4.2
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current period other comprehensive (loss) income	(0.4)	4.9	0.4	4.9
September 30, 2017	$2.4	$(8.0)	$(45.2)	$(50.8)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Expense recognized related to stock options	$—	$0.1	$—	$0.5
Expense recognized related to restricted stock units	2.5	3.4	10.0	10.5
Stock-based compensation expense	$2.5	$3.5	$10.0	$11.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2017	2,019,850	$17.72	2.8 years	$0.6
Forfeited/Expired	(351,492)	20.02
Options outstanding, vested or expected to vest, and exercisable at September 30, 2018	1,668,358	$17.24	1.7 years	$—
As of September 30, 2018, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In March 2018, the Company issued time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the conclusion of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, the number of restricted stock units eligible to vest is based on the performance achievement percentage determined by straight line interpolation using the aggregate of 75% based on Adjusted EBITDA and 25% based on constant currency total revenue. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. Achievement of the threshold performance level in the aggregate for both performance conditions will result in a percentage payout of 50% of the number of performance-based restricted stock units awarded. No performance-based restricted stock units will vest for performance achievement below the thresholds.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2017	3,266,912	$8.78	0.7 years	$43.1
Granted	1,306,594	10.35
Vested and converted to shares	(1,989,743)	8.30
Forfeited	(317,541)	10.81
Restricted stock units outstanding at September 30, 2018	2,266,222	$9.83	1.1 years	$12.1
Restricted stock units vested and outstanding at September 30, 2018	39,869	$8.15		$0.2
As of September 30, 2018, the Company’s outstanding restricted stock units had unrecognized compensation expense of $14.5 million with a remaining weighted-average vesting period of 1.1 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The Company had $0.4 million of cash settled restricted stock units for the nine months ended September 30, 2018. The grant-date fair value of restricted stock units vested and converted was $0.2 million and $16.5 million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $15.3 million for the three and nine months ended September 30, 2017, respectively.

Note 11 — Income Taxes

For the three months ended September 30, 2018, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $26.2 million. The recorded income tax benefit differs from taxes calculated at the statutory rate primarily due to a decrease of $2.4 million to the Company's provisional tax obligation for the one time transition tax imposed by the TCJA as discussed in more detail below, along with a $1.5 million net tax benefit related to changes in estimate for both the Company’s 2017 tax credits and tax due on the reorganization of our international business activities, offset by non-deductible expenses incurred in 2018, including the accrual related to the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies.
For the nine months ended September 30, 2018, the Company recognized an income tax expense of $2.1 million on a pre-tax loss of $9.4 million. The recorded income tax expense differs from taxes calculated at the statutory rate primarily due to the aforementioned items affecting the three months ended September 30, 2018, along with a one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure and a $1.9 million reduction of foreign uncertain tax positions, offset by the adverse tax consequences related to the new provisions enacted under the TCJA, as discussed in more detail herein, which result in multiple taxation of a single item of income.
For the three and nine months ended September 30, 2017, the Company recognized income tax expense of $4.0 million and $8.9 million on a pre-tax income of $11.7 million and $31.6 million, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three months ended September 30, 2017, primarily due to a net favorable change in estimate for certain tax credits generated in both 2017 and 2016. For the nine months ended September 30, 2017, the recorded income tax expense differs from taxes calculated at the statutory rate primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security, a tax benefit on stock-based compensation, and a benefit on the estimated income tax credits generated in 2017. For more information related to the redemption see Note 5 — Investment Portfolio.
On December 22, 2017, the TCJA, which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including i) a permanent reduction of the corporate income tax rate, ii) a limitation on the deductibility of business interest expense, iii) a limitation on the deductibility of certain executive compensation and other business expenses, iv) a limitation of the deduction for certain net operating losses to 80% of current year taxable income, v) an indefinite net operating loss carryforward, vi) immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, vii) the modification or repeal of many business deductions and credits (including certain foreign tax credits), viii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules, such as the global intangible low-taxed income provisions, designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), ix) a minimum taxing system related to payments deemed to erode the U.S. tax base referred to as a tax on base erosion payments, and x) a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). As the provisions under the TCJA interact with previously-existing U.S. tax law, separation of income into baskets and required expense allocations can restrict the taxpayer’s ability to credit foreign taxes paid resulting in double taxation. In addition, routine business expenses can be deemed to erode the U.S. tax base. As such, the TCJA has a material impact on our year to date 2018 income tax expense.
The Company has made reasonable estimates of certain effects related to the TCJA and, therefore, has recorded the below provisional amounts for the year ended December 31, 2017.

•
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $19.8 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017, which was provisionally increased to $20.3 million during the nine months ended September 30, 2018.

•
The Company recognized a provisional net $3.0 million tax benefit for the remeasurement of previously recorded deferred tax assets and liabilities primarily associated with historical earnings in its foreign subsidiaries, which was provisionally increased to $4.7 million during the nine months ended September 30, 2018.

As of September 30, 2018, the accounting for certain income tax effects of the TCJA is not complete. During the nine months ended September 30, 2018, the Company decreased its provisional tax obligation for the one-time transition tax imposed by the TCJA due to revised estimates of the Company's previously undistributed earnings of foreign subsidiaries, resulting in a tax benefit of $1.7 million recorded in income tax expense. The provisional amounts may change when the Company completes its review and analysis later in 2018 or if additional guidance of the relevant tax code is released.
We continue to examine the impact the TCJA has on the Company, which could adversely affect our business, financial condition and results of operations. Until the analysis is complete, the Company will account for the tax effects of global intangible low-tax income as a component of income tax expense in the period the tax arises, as opposed to recognizing both the current and deferred tax consequences of the related investments in its foreign subsidiaries. The Company is continuing its analysis of the effects of the TCJA and expects to finalize its accounting policy election in the fourth quarter of 2018.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the liability for unrecognized tax benefits was $17.4 million and $28.7 million, respectively, exclusive of interest and penalties. For the nine months ended September 30, 2018 and 2017, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.4 million and $24.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company's accrual for interest and penalties decreased by $1.9 million and increased by $1.7 million, respectively. The significant decreases in the liability for unrecognized tax benefits and interest for the nine months ended September 30, 2018 were related to a decrease in foreign taxes. As of September 30, 2018 and December 31, 2017, the Company had a liability of $7.0 million and $8.9 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of September 30, 2018, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $125.5 million and $85.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. A charge of $30.0 million and $40.0 million were recorded for legal proceedings during the three and nine months ended September 30, 2018, respectively, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations. A nominal charge and a charge of $0.9 million were recorded for legal proceedings during the three and nine months ended September 30, 2017, respectively, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the “U.S. DOJ”) relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ (collectively, the "Government") dated November 8, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018; and on June 19, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 90 days to September 18, 2018. On September 14, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 50 days to and including November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the Federal Trade Commission (“FTC”). The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.”
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million must be paid within ten business days from the date of the Amended DPA and the remaining $55.0 million must be paid eighteen months after the date of the Amended DPA, to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in early 2019.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of September 30, 2018. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $19.2 million on amounts that have previously been accrued.

Note 13 — Earnings per Common Share

For all periods in which it is outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") is included in the weighted-average number of common shares outstanding utilized to calculate basic (loss) earnings per common share because the D Stock is deemed a common stock equivalent. Diluted (loss) earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted (loss) earnings per common share assumes the exercise of stock options using the treasury stock method.
The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Basic common shares outstanding	64.5	63.1	64.2	62.8
Shares related to stock options and restricted stock units	—	3.1	—	3.4
Diluted common shares outstanding	64.5	66.2	64.2	66.2
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted (loss) earnings per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Shares related to stock options	1.8	1.6	1.8	1.7
Shares related to restricted stock units	2.2	0.3	2.4	0.2
Shares excluded from the computation	4.0	1.9	4.2	1.9

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. One of the Company's agents for the total of the Global Funds Transfer and Financial Paper Products segments accounted for 16% of total revenue for the three and nine months ended September 30, 2018, and 18% of total revenue for the three and nine months ended September 30, 2017.
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Global Funds Transfer revenue
Money transfer revenue	$304.2	$356.8	$970.5	$1,055.4
Bill payment revenue	17.4	20.3	57.7	66.1
Total Global Funds Transfer revenue	321.6	377.1	1,028.2	1,121.5
Financial Paper Products revenue
Money order revenue	14.0	12.8	41.6	42.0
Official check revenue	11.6	7.9	32.0	30.4
Total Financial Paper Products revenue	25.6	20.7	73.6	72.4
Total revenue	$347.2	$397.8	$1,101.8	$1,193.9

The following table is a summary of the operating (loss) income by segment and detail of the (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017(1)	2018	2017(1)
Global Funds Transfer operating (loss) income	$(19.7)	$23.5	$(12.6)	$61.0
Financial Paper Products operating income	9.6	4.7	22.3	26.8
Total segment operating (loss) income	(10.1)	28.2	9.7	87.8
Other operating loss	(0.8)	(3.2)	(4.9)	(18.2)
Total operating (loss) income	(10.9)	25.0	4.8	69.6
Interest expense	13.8	11.6	39.8	33.6
Other non-operating expense (income)	1.5	1.7	(25.6)	4.4
(Loss) income before income taxes	$(26.2)	$11.7	$(9.4)	$31.6
(1) In the fourth quarter of 2017, the Company's management determined that there was an error with respect to the allocation of certain expenses between the reporting segments in the first three quarters of 2017. The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements taken as a whole. Accordingly, prior period amounts have been adjusted to reflect the correction of the error. This correction resulted in a decrease to Global Funds Transfer operating income of $6.1 million, an increase to Financial Paper Products operating income of $0.1 million and a decrease to Other operating loss of $6.0 million for the three months ended September 30, 2017. This correction also resulted in a decrease to Global Funds Transfer operating income of $9.4 million, an increase to Financial Paper Products operating income of $0.2 million and a decrease to Other operating loss of $9.2 million for the nine months ended September 30, 2017. There was no impact on total operating income or other reported financial statement amount.
Total assets by segment — In the second quarter of 2018, the Company changed its accounting policy related to the presentation of segment assets to be aligned with a change in the reporting package provided to our Chief Operating Decision Maker. The presentation change had no impact on the segments' operations. Under the new policy, payment service obligations are specifically identified to each reporting segment. Settlement assets, except for interest-bearing and available-for-sale investments which belong to the Financial Paper Product segment, are allocated to cover the segments' corresponding payment service obligations. Reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 7 — Debt, are used by the Global Funds Transfer segment to fulfill its working capital needs. Property and equipment is specifically identified to each reporting segment. The net carrying value of goodwill and intangibles relates to the Global Funds Transfer segment. While the derivatives portfolio is managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to a reporting segment are reported as "Other.” These assets primarily include taxes and various other corporate assets.
The following table sets forth assets by segment with prior year financial information adjusted retrospectively to reflect the updated presentation:

(Amounts in millions)	September 30, 2018	December 31, 2017
Global Funds Transfer	$1,457.5	$1,533.8
Financial Paper Products	3,003.1	3,174.5
Other	63.1	64.2
Total assets	$4,523.7	$4,772.5

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
Bill payment services fee revenue — Bill payment revenues are earned primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, Company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three-day payment service options; the service option is dependent upon our agreement with the biller. Each bill payment service is considered a separate agreement with the consumer and includes only one performance obligation that is satisfied at a point in time, when the funds are transferred to the designated institution, which is generally within the same day. The consumer is in control of the service, as the consumer picks out the "send" location and time. MoneyGram does not offer refunds for bill payment services and revenue is recognized on a gross basis as the Company is considered the principal in these transactions.
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
Official check outsourcing services fee revenue — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Like money orders, the Company generates revenue from official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks. The Company’s consumer for official checks is considered the financial institution. The official checks services and products are considered a bundle of services and products that are provided to the financial institution on an ongoing basis. As such, revenue from these services is recognized on a monthly basis. Revenue corresponds directly with the value of MoneyGram's services and/or products completed to date and for which the Company has a right to invoice. Monthly revenue may vary based on the number of official checks issued and other ancillary services provided to the financial institution.
Other revenue — Includes fees from money order service revenue, proof adjustments, early contract terminations, money order photo and replacement fees and other one-time charges. The Company recognizes service revenue from money orders that have not been redeemed within a one-year period from issuance. Proof adjustment fees are generally unresolved and not recouped as they pertain to immaterial bank variances. The Company recognizes as revenue the net proof adjustments amount on a monthly basis.
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

In the following table, revenue is disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Global Funds Transfer revenue
Money transfer fee revenue	$301.3	$353.1	$955.7	$1,045.2
Bill payment services fee revenue	17.4	20.3	57.7	66.1
Other revenue	2.7	3.7	14.6	10.2
Total Global Funds Transfer fee and other revenue	321.4	377.1	1,028.0	1,121.5
Financial Paper Products revenue
Money order fee revenue	2.7	3.1	8.7	9.9
Official check outsourcing services fee revenue	2.3	2.4	6.9	7.3
Other revenue	7.3	7.5	22.7	22.8
Total Financial Paper Products fee and other revenue	12.3	13.0	38.3	40.0
Investment revenue	13.5	7.7	35.5	32.4
Total revenue	$347.2	$397.8	$1,101.8	$1,193.9

Timing of revenue recognition:
Services and products transferred at a point in time	$321.4	$376.5	$1,022.1	$1,121.2
Products transferred over time	2.3	2.4	6.9	7.3
Total revenue from services and products	323.7	378.9	1,029.0	1,128.5
Investment revenue	13.5	7.7	35.5	32.4
Other revenue	10.0	11.2	37.3	33.0
Total revenue	$347.2	$397.8	$1,101.8	$1,193.9
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

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
The following information represents Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, along with Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2018 and 2017 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$26.5	$182.3	$—	$208.8
Settlement assets	—	3,345.5	176.7	—	3,522.2
Property and equipment, net	—	189.2	11.9	—	201.1
Goodwill	—	315.4	126.8	—	442.2
Other assets	61.1	147.3	141.7	(200.7)	149.4
Equity investments in subsidiaries	785.8	295.1	—	(1,080.9)	—
Intercompany receivables	—	474.4	91.9	(566.3)	—
Total assets	$846.9	$4,793.4	$731.3	$(1,847.9)	$4,523.7
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,345.5	$176.7	$—	$3,522.2
Debt, net	902.8	—	—	—	902.8
Pension and other postretirement benefits	—	86.5	—	—	86.5
Accounts payable and other liabilities	2.2	418.0	59.3	(211.1)	268.4
Intercompany liabilities	208.5	157.6	200.2	(566.3)	—
Total liabilities	1,113.5	4,007.6	436.2	(777.4)	4,779.9
Total stockholders’ (deficit) equity	(266.6)	785.8	295.1	(1,070.5)	(256.2)
Total liabilities and stockholders’ (deficit) equity	$846.9	$4,793.4	$731.3	$(1,847.9)	$4,523.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$206.3	$192.8	$(65.4)	$333.7
Investment revenue	—	12.6	0.9	—	13.5
Total revenue	—	218.9	193.7	(65.4)	347.2
EXPENSES
Fee and other commissions expense	—	57.7	111.3	—	169.0
Investment commissions expense	—	5.1	—	—	5.1
Direct transaction expense	—	5.6	—	—	5.6
Total commissions and direct transaction expenses	—	68.4	111.3	—	179.7
Compensation and benefits	—	36.7	20.0	—	56.7
Transaction and operations support	0.2	95.9	57.7	(65.4)	88.4
Occupancy, equipment and supplies	—	5.2	3.7	4.9	13.8
Depreciation and amortization	—	17.7	9.2	(7.4)	19.5
Total operating expenses	0.2	223.9	201.9	(67.9)	358.1
OPERATING LOSS	(0.2)	(5.0)	(8.2)	2.5	(10.9)
Other expenses
Interest expense	13.8	—	—	—	13.8
Other non-operating expense	—	1.5	—	—	1.5
Total other expenses	13.8	1.5	—	—	15.3
Loss before income taxes	(14.0)	(6.5)	(8.2)	2.5	(26.2)
Income tax (benefit) expense	(3.3)	(3.2)	1.2	—	(5.3)
Loss after income taxes	(10.7)	(3.3)	(9.4)	2.5	(20.9)
Equity loss in subsidiaries	(12.7)	(9.4)	—	22.1	—
NET LOSS	(23.4)	(12.7)	(9.4)	24.6	(20.9)
OTHER COMPREHENSIVE (LOSS) INCOME	(0.3)	0.1	(2.0)	1.1	(1.1)
COMPREHENSIVE LOSS	$(23.7)	$(12.6)	$(11.4)	$25.7	$(22.0)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$670.0	$636.9	$(240.6)	$1,066.3
Investment revenue	—	32.7	2.8	—	35.5
Total revenue	—	702.7	639.7	(240.6)	1,101.8
EXPENSES
Fee and other commissions expense	—	165.1	359.3	—	524.4
Investment commissions expense	—	13.1	—	—	13.1
Direct transaction expense	—	18.1	—	—	18.1
Total commissions and direct transaction expenses	—	196.3	359.3	—	555.6
Compensation and benefits	—	127.1	74.0	—	201.1
Transaction and operations support	1.2	304.1	170.5	(240.6)	235.2
Occupancy, equipment and supplies	—	24.5	18.0	4.9	47.4
Depreciation and amortization	—	50.8	29.0	(22.1)	57.7
Total operating expenses	1.2	702.8	650.8	(257.8)	1,097.0
OPERATING (LOSS) INCOME	(1.2)	(0.1)	(11.1)	17.2	4.8
Other expenses (income)
Interest expense	39.8	—	—	—	39.8
Other non-operating income	—	(25.6)	—	—	(25.6)
Total other expenses (income)	39.8	(25.6)	—	—	14.2
(Loss) income before income taxes	(41.0)	25.5	(11.1)	17.2	(9.4)
Income tax (benefit) expense	(9.5)	6.4	5.2	—	2.1
(Loss) income after income taxes	(31.5)	19.1	(16.3)	17.2	(11.5)
Equity income (loss) in subsidiaries	2.8	(16.3)	—	13.5	—
NET (LOSS) INCOME	(28.7)	2.8	(16.3)	30.7	(11.5)
OTHER COMPREHENSIVE LOSS	(3.5)	(2.5)	(8.3)	8.0	(6.3)
COMPREHENSIVE (LOSS) INCOME	$(32.2)	$0.3	$(24.6)	$38.7	$(17.8)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(37.5)	$(124.0)	$238.4	$—	$76.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(40.3)	(4.2)	—	(44.5)
Intercompany investments	(1.7)	232.1	—	(230.4)	—
Dividend from subsidiary guarantors	44.9	—	—	(44.9)	—
Capital contributions to non-guarantors	—	0.2	—	(0.2)	—
Net cash provided by (used in) investing activities	43.2	192.0	(4.2)	(275.5)	(44.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.4)	—	—	—	(7.4)
Dividend to parent	—	(44.9)	—	44.9	—
Intercompany financings	—	—	(230.4)	230.4	—
Payments to tax authorities for stock-based compensation	—	(6.2)	—	—	(6.2)
Capital contributions from subsidiary guarantors	—	—	(0.2)	0.2	—
Net cash used in financing activities	(7.4)	(51.1)	(230.6)	275.5	(13.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.7)	16.9	3.6	—	18.8
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of period	$—	$26.5	$182.3	$—	$208.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$9.6	$178.7	$—	$190.0
Settlement assets	—	3,491.4	265.5	—	3,756.9
Property and equipment, net	—	199.1	15.8	—	214.9
Goodwill	—	315.4	126.8	—	442.2
Other assets	49.5	110.3	200.9	(192.2)	168.5
Equity investments in subsidiaries	813.8	132.4	—	(946.2)	—
Intercompany receivables	—	546.9	—	(546.9)	—
Total assets	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.4	$265.5	$—	$3,756.9
Debt, net	908.1	—	—	—	908.1
Pension and other postretirement benefits	—	97.3	—	—	97.3
Accounts payable and other liabilities	—	402.6	50.9	(198.0)	255.5
Intercompany liabilities	208.0	—	338.9	(546.9)	—
Total liabilities	1,116.1	3,991.3	655.3	(744.9)	5,017.8
Total stockholders’ (deficit) equity	(251.1)	813.8	132.4	(940.4)	(245.3)
Total liabilities and stockholders’ (deficit) equity	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$448.7	$221.0	$(279.6)	$390.1
Investment revenue	—	7.5	0.2	—	7.7
Total revenue	—	456.2	221.2	(279.6)	397.8
EXPENSES
Fee and other commissions expense	—	137.8	123.5	(71.2)	190.1
Investment commissions expense	—	2.6	—	—	2.6
Direct transaction expense	—	5.8	—	—	5.8
Total commissions and direct transaction expenses	—	146.2	123.5	(71.2)	198.5
Compensation and benefits	—	42.7	24.7	—	67.4
Transaction and operations support	0.4	83.2	52.5	(63.6)	72.5
Occupancy, equipment and supplies	—	156.6	3.7	(144.8)	15.5
Depreciation and amortization	—	8.5	10.4	—	18.9
Total operating expenses	0.4	437.2	214.8	(279.6)	372.8
OPERATING (LOSS) INCOME	(0.4)	19.0	6.4	—	25.0
Other expenses
Interest expense	11.6	—	—	—	11.6
Other non-operating expense	—	1.7	—	—	1.7
Total other expenses	11.6	1.7	—	—	13.3
(Loss) income before income taxes	(12.0)	17.3	6.4	—	11.7
Income tax (benefit) expense	(4.4)	7.0	1.4	—	4.0
(Loss) income after income taxes	(7.6)	10.3	5.0	—	7.7
Equity income in subsidiaries	15.3	5.0	—	(20.3)	—
NET INCOME	7.7	15.3	5.0	(20.3)	7.7
OTHER COMPREHENSIVE INCOME	5.1	4.9	6.2	(11.3)	4.9
COMPREHENSIVE INCOME	$12.8	$20.2	$11.2	$(31.6)	$12.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,129.8	$492.5	$(460.8)	$1,161.5
Investment revenue	—	32.2	0.2	—	32.4
Total revenue	—	1,162.0	492.7	(460.8)	1,193.9
EXPENSES
Fee and other commissions expense	—	454.8	273.6	(158.1)	570.3
Investment commissions expense	—	5.9	—	—	5.9
Direct transaction expense	—	15.7	—	—	15.7
Total commissions and direct transaction expenses	—	476.4	273.6	(158.1)	591.9
Compensation and benefits	—	130.8	72.3	—	203.1
Transaction and operations support	1.2	279.1	102.1	(157.9)	224.5
Occupancy, equipment and supplies	—	185.6	8.2	(144.8)	49.0
Depreciation and amortization	—	34.9	20.9	—	55.8
Total operating expenses	1.2	1,106.8	477.1	(460.8)	1,124.3
OPERATING (LOSS) INCOME	(1.2)	55.2	15.6	—	69.6
Other expenses
Interest expense	33.6	—	—	—	33.6
Other non-operating expense	—	4.4	—	—	4.4
Total other expenses	33.6	4.4	—	—	38.0
(Loss) income before income taxes	(34.8)	50.8	15.6	—	31.6
Income tax (benefit) expense	(12.7)	18.9	2.7	—	8.9
(Loss) income after income taxes	(22.1)	31.9	12.9	—	22.7
Equity income in subsidiaries	44.8	12.9	—	(57.7)	—
NET INCOME	22.7	44.8	12.9	(57.7)	22.7
OTHER COMPREHENSIVE INCOME	5.5	5.3	20.8	(26.3)	5.3
COMPREHENSIVE INCOME	$28.2	$50.1	$33.7	$(84.0)	$28.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(29.2)	$265.7	$(146.7)	$—	$89.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(58.0)	(5.1)	—	(63.1)
Intercompany investments	—	—	290.3	(290.3)	—
Dividend from subsidiary guarantors	38.7	—	—	(38.7)	—
Capital contributions to non-guarantors	—	(0.8)	—	0.8	—
Net cash provided by (used in) investing activities	38.7	(58.8)	285.2	(328.2)	(63.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.3)	—	—	—	(7.3)
Proceeds from exercise of stock options	1.8	—	—	—	1.8
Dividend to parent	—	(38.7)	—	38.7	—
Intercompany financings	(1.3)	(289.0)	—	290.3	—
Payments to tax authorities for stock-based compensation	—	(8.0)	—	—	(8.0)
Capital contributions from subsidiary guarantors	—	—	0.8	(0.8)	—
Net cash (used in) provided by financing activities	(6.8)	(335.7)	0.8	328.2	(13.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.7	(128.8)	139.3	—	13.2
CASH AND CASH EQUIVALENTS—Beginning of period	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of period	$2.7	$—	$167.7	$—	$170.4

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer services through third-party agents and Digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, account deposit and kiosk-based services. MoneyGram also has limited Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 88% of total revenue for the three and nine months ended September 30, 2018, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
In 2018, worldwide political and economic conditions remained highly variable, as evidenced by both economic growth and challenges in key markets, low currency reserves, currency controls in certain countries and a volatile immigration environment. Also, there is continued political unrest and economic weakness in parts of the Middle East and Africa that contributed to the volatility. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to be highly variable by corridor and country.
We generally compete for money transfer consumers on the basis of trust, convenience, price, technology and brand recognition. The market for money transfer services remains very competitive, consisting of a few large competitors and many small, niche competitors. In the third quarter of 2018, MoneyGram entered into new partnerships with OXXO and Visa Direct. OXXO is Mexico’s largest convenience store retailer with more than 17,000 locations across the country. Visa Direct is Visa’s real-time push payments platform and our partnership will give customers the choice to receive funds either directly into their bank account or to a Visa prepaid card. In the first quarter of 2018, the Company and Walmart Inc. (“Walmart”), our largest agent, announced the launch of Walmart2World, powered by MoneyGram, a new money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location. The Company expects the Walmart2World products to continue to have a negative impact on our top-line growth due to lower revenue per transaction, but we expect this negative impact to be partially offset by the new OXXO and Visa Direct partnerships. We also renewed our long-term agreement to offer all MoneyGram products and services at Walmart for two more years.
In addition to the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. In 2018, the Company launched new compliance measures representing the highest standards in the industry, including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. As a result, the Company has experienced a decline in its fraud rates when compared to prior years. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world as well as address corridor specific risks associated with fraud or money laundering.
We are making progress on our journey toward becoming a digitally-enabled, customer-centric organization despite competition from new technologies that allow consumers to send and receive money in a variety of ways. We believe that our continued investment in innovative products and services, such as the global expansion of moneygram.com, mobile solutions and account deposit services, positions the Company to accelerate our digital transformation and diversify our product and service offerings to meet consumers' needs. As of September 30, 2018, the Company had expanded its moneygram.com product platform to be available in 16 countries and it is expected to reach 25 countries by the end of 2018. Digital solutions revenue for the three and nine months ended September 30, 2018, was $49.5 million and $156.2 million, respectively, or 16% of money transfer revenue for each period. Digital solutions revenue for the three and nine months ended September 30, 2017 was $52.7 million and $155.9 million, respectively, or 15% of money transfer revenue for each period. Moneygram.com revenue grew by $0.7 million or 3% and $8.6 million or 14%, respectively, for the three and nine months ended September 30, 2018, over the corresponding periods in 2017.
In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 350 employees to be affected, possibly through transfers or terminations, representing approximately 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $16.5 million to $19.5 million, consisting primarily of severance and outplacement benefits (between $12.0 million to $12.5 million), real estate lease termination and other associated costs (between $3.0 million to $3.5 million), legal and other costs (between $1.0 million to $2.5 million), and reorganization costs (between $0.5 million to $1.0 million). Additionally, the Company anticipates between $14.0 million to $17.0 million of the charges to be paid in cash over the course of 2018 and into 2019. We expect efficiencies that will result in $30.0 million of expense reductions in 2018 and, upon completion, $45.0 million on an annualized basis. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
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
We continue to see increased opportunities to capitalize on growth and expansion through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform, new partnerships, and the introduction of new ways to send and receive money. Furthermore, the Company is expanding its online presence through the continued growth of its new native app. MoneyGram is also enhancing its customer interface to provide a more personalized consumer experience. The personalized experience will include notifications through email and SMS text, profile services, as well as a new loyalty program. However, compliance measures and pricing pressure continue to negatively impact our growth, along with economic issues in the Middle East and Africa, which have restricted our ability to transact in certain markets. Additionally, currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries may continue to impact our business during the remainder of 2018 and into 2019.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations; thus, we have and will continue to make investments in our compliance-related technology and infrastructure, implement various consumer protection initiatives, and enhance the overall customer experience. As previously discussed, in the first half of 2018, the Company launched new compliance measures representing the highest standards in the industry. As a pioneer in the implementation of these compliance and fraud prevention measures, the Company has seen, and expects to continue to see, a negative impact on our top-line and Adjusted EBITDA growth in 2018.
The Company expects to have sufficient liquidity to make the $125.0 million payment required under the Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) and the Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction described in more detail in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and in Part II, Item 1, "Legal Proceedings" in this report. Nonetheless, the payment will impact the Company’s cash balances. As disclosed, the Company is required to pay $70.0 million within ten business days of the Amended DPA and the remaining $55.0 million eighteen months after the date of the Amended DPA.
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
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long-term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. With the effective date of Brexit approaching as the UK is due to leave the European Union in the first quarter of 2019, the Company anticipates making a number of operational changes during the remainder of 2018 and the first quarter of 2019 to accommodate any potential business impact.
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
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 3 — Settlement Assets and Payment Service Obligations of the Notes to the Condensed Consolidated Financial Statements for additional disclosure.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2018	2017		2018	2017
Revenue
Fee and other revenue	$333.7	$390.1	(14)%	$1,066.3	$1,161.5	(8)%
Investment revenue	13.5	7.7	75%	35.5	32.4	10%
Total revenue	347.2	397.8	(13)%	1,101.8	1,193.9	(8)%
Expenses
Fee and other commissions expense	169.0	190.1	(11)%	524.4	570.3	(8)%
Investment commissions expense	5.1	2.6	96%	13.1	5.9	NM
Direct transaction expense	5.6	5.8	(3)%	18.1	15.7	15%
Total commissions and direct transaction expenses	179.7	198.5	(9)%	555.6	591.9	(6)%
Compensation and benefits	56.7	67.4	(16)%	201.1	203.1	(1)%
Transaction and operations support	88.4	72.5	22%	235.2	224.5	5%
Occupancy, equipment and supplies	13.8	15.5	(11)%	47.4	49.0	(3)%
Depreciation and amortization	19.5	18.9	3%	57.7	55.8	3%
Total operating expenses	358.1	372.8	(4)%	1,097.0	1,124.3	(2)%
Operating (loss) income	(10.9)	25.0	NM	4.8	69.6	(93)%
Other expenses
Interest expense	13.8	11.6	19%	39.8	33.6	18%
Other non-operating expense (income)	1.5	1.7	(12)%	(25.6)	4.4	NM
Total other expenses	15.3	13.3	15%	14.2	38.0	(63)%
(Loss) income before income taxes	(26.2)	11.7	NM	(9.4)	31.6	NM
Income tax (benefit) expense	(5.3)	4.0	NM	2.1	8.9	(76)%
Net (loss) income	$(20.9)	$7.7	NM	$(11.5)	$22.7	NM
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	Percent of Total Revenue	2017	Percent of Total Revenue	2018	Percent of Total Revenue	2017	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$321.4	93%	$377.1	95%	$1,028.0	93%	$1,121.5	94%
Financial Paper Product fee and other revenue	12.3	4%	13.0	3%	38.3	3%	40.0	3%
Investment revenue	13.5	4%	7.7	2%	35.5	3%	32.4	3%
Total revenue	$347.2	100%	$397.8	100%	$1,101.8	100%	$1,193.9	100%

For the three and nine months ended September 30, 2018, total revenue declined when compared to the prior year periods, primarily due to the decline in the Global Funds Transfer fee and other revenue, which was impacted by the new compliance standards implemented in the first half of 2018, Walmart2World service and increased competition. See "Segments results" section below for a detailed discussion of revenues by segment. For the three months ended September 30, 2018, investment revenue increased when compared to the prior reporting period due to higher yields and investment balances in 2018. For the nine months ended September 30, 2018, investment revenue increased when compared to the nine months ended September 30, 2017, due to the same factors that impacted the three-month period, partially offset by the $12.2 million gain on a one-time redemption of an asset-backed security in 2017.
Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$179.7	52%	$198.5	50%	$555.6	50%	$591.9	50%
Compensation and benefits	56.7	16%	67.4	17%	201.1	18%	203.1	17%
Transaction and operations support	88.4	25%	72.5	18%	235.2	21%	224.5	19%
Occupancy, equipment and supplies	13.8	4%	15.5	4%	47.4	4%	49.0	4%
Depreciation and amortization	19.5	6%	18.9	5%	57.7	5%	55.8	5%
Total operating expenses	$358.1	103%	$372.8	94%	$1,097.0	100%	$1,124.3	94%
For the three and nine months ended September 30, 2018, total operating expenses as a percentage of total revenue increased when compared to the same periods in 2017, mainly due to the decrease in revenue and the increase in transaction and operations expense driven by the additional accrual of $30.0 million and $40.0 million, respectively, related to the resolution of the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements, partially offset by the decreases in fee and other commissions expense and compensation and benefits, all of which are discussed below.
Total commissions and direct transaction expenses
Total commissions and direct transaction expenses as a percent of revenues increased for the three months ended September 30, 2018, when compared to the same period in 2017, due to the decline in fee and other revenue which more than offset the decrease in commissions expense. Total commissions and direct transaction expenses as a percent of revenues remained flat for the nine months ended September 30, 2018. See "Segments results" section below for a detailed discussion of commissions and direct transaction expenses.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2017	$67.4	$203.1
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(10.1)	(15.2)
Employee stock-based compensation	(1.0)	(1.0)
Restructuring and reorganization costs	0.6	10.3
Impact from changes in exchange rates	(0.4)	4.6
Other	0.2	(0.7)
For the period ended September 30, 2018	$56.7	$201.1
For the three and nine months ended September 30, 2018, compensation and benefits decreased primarily due to decreases in net salaries, related payroll taxes and cash incentive compensation and employee stock-based compensation, partially offset by restructuring and reorganization costs primarily driven by severance. Changes in exchange rates were an additional driver offsetting the decrease in compensation and benefits for the nine months ended September 30, 2018.

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
The following table is a summary of the change in transaction and operations support from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2017	$72.5	$224.5
Change resulting from:
Legal expenses	28.3	34.5
Outsourcing, independent contractor and consultant costs	(8.7)	(14.1)
Direct monitor costs	(2.7)	(5.2)
Bank charges	(1.2)	(4.1)
Net gains from foreign currency transactions and related forward contracts	1.0	3.8
Marketing costs	(0.8)	(7.6)
Restructuring and reorganization costs	0.3	1.9
Other	(0.3)	1.5
For the period ended September 30, 2018	$88.4	$235.2
For the three and nine months ended September 30, 2018, transaction and operations support increased primarily due to an increase in legal expenses driven by the additional DPA accrual of $30.0 million and $40.0 million, respectively, the change in net realized foreign exchange gains and restructuring and reorganization costs. The increase in each period was partially offset by decreases in outsourcing, independent contractor and consultant costs due to ongoing cost savings initiatives related to the Digital Transformation Program, direct monitor costs, bank charges and marketing costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and nine months ended September 30, 2018, occupancy, equipment and supplies expense decreased $1.7 million and $1.6 million, respectively, due to cost savings from the Digital Transformation Program and reduced freight and delivery costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
Depreciation and amortization for the three and nine months ended September 30, 2018, increased $0.6 million and $1.9 million, respectively, when compared to the same periods in 2017 because of accelerated depreciation from certain restructuring and other activities.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations:

(Amounts in millions)	Three Months Ended September 30,		2018 vs	Nine Months Ended September 30,		2018 vs
	2018	2017	2017	2018	2017	2017
Money transfer revenue	$304.2	$356.8	$(52.6)	$970.5	$1,055.4	$(84.9)
Bill payment revenue	17.4	20.3	(2.9)	57.7	66.1	(8.4)
Total Global Funds Transfer revenue	$321.6	$377.1	$(55.5)	$1,028.2	$1,121.5	$(93.3)

Fee and other commissions and direct transaction expenses	$174.3	$195.6	$(21.3)	$541.5	$585.0	$(43.5)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2017	$356.8	$1,055.4
Change resulting from:
Money transfer volume	(33.7)	(76.0)
Average face value per transaction and pricing	(16.1)	(32.6)
Impact from changes in exchange rates	(1.9)	19.9
Corridor mix	—	(0.8)
Investment revenue	0.2	0.2
Other	(1.1)	4.4
For the period ended September 30, 2018	$304.2	$970.5
For the three and nine months ended September 30, 2018, the decrease in money transfer fee and other revenue was primarily driven by a decrease in money transfer transaction volume and average face value per transaction and pricing due to newly implemented compliance standards and increased competition. The decline was partially offset by growth in South America.
For the three months ended September 30, 2018, total Digital solutions revenue declined 6% and remained relatively flat for the nine months ended September 30, 2018, when compared to the prior year periods. The decline was driven by a decrease in revenue from kiosks and global economic trends partially offset by growth in moneygram.com. Moneygram.com revenue grew by $0.7 million or 3% and $8.6 million or 14%, respectively, for the three and nine months ended September 30, 2018, over the corresponding periods in 2017. The revenue growth in Moneygram.com was offset in part by the impact of compliance controls and introductory pricing. Digital solutions represented 16% of total money transfer revenue for the three and nine months ended September 30, 2018.
Bill Payment Fee and Other Revenue
Bill payment fee and other revenue decreased by $2.9 million and $8.4 million for the three and nine months ended September 30, 2018, respectively, due to increased competition partially offset by transaction volume increase.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2017 to 2018:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2017	$189.8	$569.3
Change resulting from:
Money transfer revenue	(24.3)	(50.2)
Money transfer corridor and agent mix	3.5	(4.1)
Impact from changes in exchange rates	(1.3)	9.0
Signing bonuses	0.8	2.0
Bill payment revenue and commission rates	0.2	(2.6)
For the period ended September 30, 2018	$168.7	$523.4
For the three months ended September 30, 2018, fee and other commissions decreased by $21.1 million when compared to the prior reporting period, primarily from the decline in money transfer revenue and the impact from currency exchange rates, partially offset by favorable money transfer corridor and agent mix. For the nine months ended September 30, 2018, fee and other commissions decreased by $45.9 million when compared to the same period in 2017, due to decreases in money transfer revenue and money transfer corridor and agent mix, which were partially offset by changes in exchange rates.
For the three months ended September 30, 2018, direct transaction expense was $5.6 million, a slight decrease when compared to the same period in 2017 due to the decrease in Digital solutions revenue. For the nine months ended September 30, 2018, direct transaction expense was $18.1 million, an increase of $2.4 million, primarily due to an increase in moneygram.com revenues.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

(Amounts in millions)	Three Months Ended September 30,		2018 vs	Nine Months Ended September 30,		2018 vs
	2018	2017	2017	2018	2017	2017
Money order revenue	$14.0	$12.8	$1.2	$41.6	$42.0	$(0.4)
Official check revenue	11.6	7.9	3.7	32.0	30.4	1.6
Total Financial Paper Products revenue	$25.6	$20.7	$4.9	$73.6	$72.4	$1.2

Commissions expense	$5.4	$2.9	$2.5	$14.1	$6.9	$7.2
For the three and nine months ended September 30, 2018, Financial Paper Products revenue increased $4.9 million and $1.2 million, respectively, when compared to the prior reporting periods in 2017, due to higher yields and investment balances. The nine months ended September 30, 2017 includes a one-time $12.2 million gain on the redemption of an asset-backed security which partially offset the growth in the nine months ended September 30, 2018.
Commissions expense for Financial Paper Products increased by $2.5 million and $7.2 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. The increases were driven by an increase in investment commissions expense due to higher interest rates.
Operating (Loss) Income and Operating Margin
The following table provides a summary overview of operating (loss) income and operating margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017	Change	2018	2017	Change
Operating (loss) income:
Global Funds Transfer	$(19.7)	$23.5	$(43.2)	$(12.6)	$61.0	$(73.6)
Financial Paper Products	9.6	4.7	4.9	22.3	26.8	(4.5)
Total segment operating (loss) income	(10.1)	28.2	(38.3)	9.7	87.8	(78.1)
Other	(0.8)	(3.2)	2.4	(4.9)	(18.2)	13.3
Total operating (loss) income	$(10.9)	$25.0	$(35.9)	$4.8	$69.6	$(64.8)

Total operating margin	(3.1)%	6.3%		0.4%	5.8%
Global Funds Transfer	(6.1)%	6.2%		(1.2)%	5.4%
Financial Paper Products	37.5%	22.7%		30.3%	37.0%
For the three and nine months ended September 30, 2018, the Company's Global Funds Transfer segment had an operating loss of $19.7 million and $12.6 million, respectively, as compared to an operating income of $23.5 million and $61.0 million, respectively, for the three and nine months ended September 30, 2017. The Company's Global Funds Transfer segment operating margin for the three and nine months ended September 30, 2018 also decreased when compared to the prior reporting periods in 2017. The decline in operating income and margin for the three and nine months ended September 30, 2018, was due to the decline in money transfer fee and other revenue and an additional accrual of $30.0 million and $40.0 million, respectively, related to the resolution of the DPA matter. See Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for more information about the DPA matter. The decreases were partially offset by declines in fee and other commissions expense, net salaries, related payroll taxes and cash incentive compensation, outsourcing, and independent contractor and consultant costs and marketing costs.
For the three months ended September 30, 2018, Financial Paper Products operating income and operating margin increased due to the increase in investment income. Financial Paper Products segment operating income and margin decreased for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily due to the gain recognized on a one-time redemption of an asset-backed security in 2017, partially offset by higher yields and investment balances in 2018.

Other operating loss decreased when compared to the same periods in 2017 because the prior year periods included costs related to the proposed merger with Ant Financial that was terminated in January of 2018. See Note 1 — Description of Business and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements for more information about the terminated merger.
Other Expenses
For the three months ended September 30, 2018, total other expenses increased by $2.0 million when compared to the prior year period primarily from the increase in interest expense from higher interest rates. For the nine months ended September 30, 2018, total other expenses were $14.2 million compared to other expenses of $38.0 million for the nine months ended September 30, 2017. The decrease in other expenses of $23.8 million was due to the $30.0 million payment related to the terminated merger with Ant Financial, partially offset by the increase in interest expense.
Income Taxes
For the three months ended September 30, 2018, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $26.2 million. The recorded income tax benefit differs from taxes calculated at the statutory rate primarily due to a decrease of $2.4 million to the Company's provisional tax obligation for the one time transition tax imposed by the TCJA, along with a $1.5 million net tax benefit related to changes in estimate for both the Company’s 2017 tax credits and tax due on the reorganization of our international business activities, offset by non-deductible expenses incurred in 2018, including the accrual related to the DPA.
For the nine months ended September 30, 2018, the Company recognized an income tax expense of $2.1 million on a pre-tax loss of $9.4 million. The recorded income tax expense differs from taxes calculated at the statutory rate primarily due to the aforementioned items affecting the three months ended September 30, 2018, along with a one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure and a $1.9 million reduction of foreign uncertain tax positions, offset by the adverse tax consequences related to the new provisions enacted under the TCJA.
For the three and nine months ended September 30, 2017, the Company recognized income tax expense of $4.0 million and $8.9 million on a pre-tax income of $11.7 million and $31.6 million, respectively. The recorded income tax expense differs from taxes calculated at the statutory rate for the three months ended September 30, 2017, primarily due to a net favorable change in estimate for certain tax credits generated in both 2017 and 2016. For the nine months ended September 30, 2017, the recorded income tax expense differs from taxes calculated at the statutory rate primarily due to a net tax benefit recognized for the redemption of a previously impaired asset-backed security, a tax benefit on stock-based compensation, and a benefit on the estimated income tax credits generated in 2017. For more information related to the redemption see Note 5 — Investment Portfolio of the Notes to the Condensed Consolidated Financial Statements.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2018	2017	Change	2018	2017	Change
(Loss) income before income taxes	$(26.2)	$11.7	$(37.9)	$(9.4)	$31.6	$(41.0)
Interest expense	13.8	11.6	2.2	39.8	33.6	6.2
Depreciation and amortization	19.5	18.9	0.6	57.7	55.8	1.9
Signing bonus amortization	13.3	12.7	0.6	42.0	39.0	3.0
EBITDA	20.4	54.9	(34.5)	130.1	160.0	(29.9)
Significant items impacting EBITDA:
Legal and contingent matters (1)	30.0	0.5	29.5	42.7	1.9	40.8
Compliance enhancement program	3.7	2.4	1.3	10.9	8.4	2.5
Stock-based, contingent and incentive compensation	2.5	3.5	(1.0)	10.0	11.0	(1.0)
Direct monitor costs	1.7	4.4	(2.7)	7.4	12.6	(5.2)
Restructuring and reorganization costs	1.2	—	1.2	13.7	—	13.7
Costs (income) related to the terminated merger with Ant Financial (2)	—	2.2	(2.2)	(29.3)	10.7	(40.0)
Severance and related costs	—	—	—	0.4	—	0.4
Adjusted EBITDA	$59.5	$67.9	$(8.4)	$185.9	$204.6	$(18.7)

Adjusted EBITDA change, as reported	(12)%			(9)%
Adjusted EBITDA change, constant currency adjusted	(13)%			(12)%

Adjusted EBITDA	$59.5	$67.9	$(8.4)	$185.9	$204.6	$(18.7)
Cash payments for interest	(13.0)	(10.7)	(2.3)	(37.4)	(31.1)	(6.3)
Cash payments for taxes, net of refunds	(1.0)	(2.8)	1.8	(3.9)	(6.4)	2.5
Cash payments for capital expenditures	(16.0)	(23.0)	7.0	(44.5)	(63.1)	18.6
Cash payments for agent signing bonuses	(0.6)	(6.2)	5.6	(20.2)	(24.6)	4.4
Adjusted Free Cash Flow	$28.9	$25.2	$3.7	$79.9	$79.4	$0.5
(1) Quarter-to-date and year-to-date 2018 include an additional accrual of $30.0 million and $40.0 million, respectively, related to the resolution of the DPA.
(2) Costs include, but are not limited to, legal, bank and consultant fees and income includes the $30.0 million merger termination fee.
For the three and nine months ended September 30, 2018, the Company generated EBITDA of $20.4 million and $130.1 million, respectively, and Adjusted EBITDA of $59.5 million and $185.9 million, respectively. Adjusted EBITDA declined for the three and nine months ended September 30, 2018, when compared to the prior year reporting periods because of the decrease in fee and other revenue, partially offset by the decline in net salaries, related payroll taxes and cash incentive compensation, outsourcing, and independent contractor and consultant costs and marketing costs as a result of ongoing cost savings initiatives. Adjusted EBITDA was also negatively impacted for the nine months ended September 30, 2018, due to the realized gain on a one-time redemption of an asset-backed security in 2017.
For the three and nine months ended September 30, 2018, EBITDA decreased due to the same factors that impacted Adjusted EBITDA as well as the increase in legal and contingent matters due to the additional DPA accrual of $30.0 million and $40.0 million, respectively, and restructuring and reorganization costs. The decrease in EBITDA for the nine months ended September 30, 2018, was partially offset by other non-operating income of $30.0 million related to the terminated merger with Ant Financial.
For the three and nine months ended September 30, 2018, Adjusted Free Cash Flow increased by $3.7 million and $0.5 million, respectively, when compared to the same periods in 2017. The increases were primarily a result of the decreases in cash payments for capital expenditures, cash payments for agent signing bonuses and cash payments for taxes, partially offset by decreases in Adjusted EBITDA and increases in cash payments for interest.
See "Results of Operations" and "Analysis of Cash Flows" sections for additional information regarding these changes.
LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-

bearing investments and available-for-sale investments collectively as our “investment portfolio.” The Company utilizes cash and cash equivalents in various liquidity and capital assessments.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets:

(Amounts in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$208.8	$190.0
Settlement assets:
Settlement cash and cash equivalents	1,364.2	1,469.9
Receivables, net	997.1	1,125.8
Interest-bearing investments	1,154.8	1,154.2
Available-for-sale investments	6.1	7.0
	$3,522.2	$3,756.9
Payment service obligations	$(3,522.2)	$(3,756.9)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of September 30, 2018, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $6.1 million of available-for-sale investments as of September 30, 2018. U.S. government agency residential mortgage-backed securities compose $4.6 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.5 million.
Credit Facilities
As of September 30, 2018, the Company had an outstanding balance of $906.8 million on its senior secured borrowings. The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.49% as of September 30, 2018, due to an increase in the Eurodollar rate. As of September 30, 2018, the Company had no outstanding letters of credit or borrowings under the revolving credit facility, leaving $85.8 million of borrowing capacity thereunder, and was in compliance with its financial covenants. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.

Credit Ratings
As of September 30, 2018, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Net cash provided by operating activities	$76.9	$89.8
Net cash used in investing activities	(44.5)	(63.1)
Net cash used in financing activities	(13.6)	(13.5)
Net change in cash and cash equivalents	$18.8	$13.2
Cash Flows from Operating Activities
For the nine months ended September 30, 2018, cash provided by operating activities decreased primarily from the decline in net income and an increase in payments for interest of $6.3 million due to higher interest rates. The decrease was partially offset by the $30.0 million payment related to the terminated merger with Ant Financial, a decrease in cash spent on marketing costs, outsourcing and independent contractor and consultant costs as part of ongoing cost savings initiatives, and a decrease in signing bonus payments of $4.4 million, which included signing bonus recoveries of $1.3 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2018, net cash used in investing activities decreased by $18.6 million due to a decrease in capital expenditures when compared to the same period in 2017.
Cash Flows from Financing Activities
For the nine months ended September 30, 2018, net cash used in financing activities was $13.6 million for principal payments on debt and payments to tax authorities for stock-based compensation. For the nine months ended September 30, 2017, net cash used in financing activities was $13.5 million for principal payments on debt and payments to tax authorities for stock-based compensation, partially offset by proceeds from exercise of stock options and other.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2018. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control over Financial Reporting
During the third quarter of 2018, the Company implemented a new vendor management system. The implementation was not made in response to any significant deficiency or material weakness in our internal controls. The new system impacts information contained in this Quarterly Report. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the “U.S. DOJ”) relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the deferred prosecution agreement (the "DPA") with the MDPA and U.S. DOJ (collectively, the "Government") dated November 9, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. On January 31, 2018, the Company agreed with the Government that the term of the DPA be extended for an additional 45 days to March 23, 2018; on March 21, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to May 7, 2018; on May 7, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 45 days to June 21, 2018; and on June 19, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 90 days to September 18, 2018. On September 14, 2018, the Company agreed with the Government that the term of the DPA be further extended for an additional 50 days to and including November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the Federal Trade Commission (the “FTC”). Both the Amended DPA and Consent Order are subject to court approval.
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million must be paid within ten business days from the date of the Amended DPA and the remaining $55.0 million must be paid eighteen months after the date of the Amended DPA, which will be made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in early 2019. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $19.2 million on amounts that have previously been accrued.
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
We face possible uncertainties relating to compliance with and impact of the amended deferred prosecution agreement entered into with the U.S. federal government.
On November 8, 2018, we announced that we entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. Both the Amended DPA and Consent Order are subject to court approval. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the U.S. DOJ.
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million must be paid within ten business days from the date of the Amended DPA and the remaining $55.0 million must be paid eighteen months after the date of the Amended DPA, which will be made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During the nine months ended September 30, 2018, our ten largest agents accounted for 33% of our total revenue. Our largest agent, Walmart Inc. ("Walmart"), accounted for 16% of total revenue for the three and nine months ended September 30, 2018, and 18% of total revenue for the three and nine months ended September 30, 2017. The current term of our contract with Walmart expires on March 30, 2020. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations. For example, the Company expects that the Walmart2World products, which were launched by the Company and Walmart in the first quarter of 2018, will have a negative impact on our top-line growth due to lower revenue per transaction.

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

10.1
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.2
Amendment to and Extension of Deferred Prosecution Agreement dated November 8, 2018 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.3
Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction dated November 8, 2018 by and between MoneyGram International, Inc. and the Federal Trade Commission (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2018 and 2017; and (vi) Notes to the Condensed Consolidated Financial Statements - Unaudited.

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

MoneyGram International, Inc.
(Registrant)

November 8, 2018	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)