Form 10-K
period 2018-12-31
MONEYGRAM INTERNATIONAL INC
filed 2019-03-06
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $205.2 million.
56,068,264 shares of common stock were outstanding as of February 27, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global financial technology company that provides innovative services around the world. Our money transfer services connect family and friends through an omnichannel network that delivers unparalleled choice and convenience. Whether through our mobile application, moneygram.com, integration with mobile wallets, a kiosk, or any one of the thousands of agent locations in more than 200 countries and territories, we connect consumers in any way that is convenient for them. Historically, our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that 1.7 billion adults are unbanked and 2019 global remittances will approximate $715 billion, based on 2018 global data. As an alternative financial services company, we provide these individuals with essential services to help them meet the financial demands of their daily lives. Today, our direct-to-consumer digital capabilities enable us to better service a new customer segment, banked consumers who utilize our platform to transfer money. MoneyGram has implemented enhanced compliance measures as part of its commitment to protect customers from fraud.
In addition to money transfers, our offerings include bill payment services, money order services and official check processing. Our money transfer services are our primary revenue driver. Our services are offered across our physical and digital network which is available in hundreds of countries and territories. We have digital capabilities in 64 countries and approximately 350,000 physical locations that are primarily operated by third-party businesses ("agents") and a limited number of Company-operated retail locations. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. MoneyGram provides call center services 24 hours per day, 365 days per year and provides customer service in dozens of languages.
The MoneyGram® brand is recognized throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the Globe design logo, MoneyGram Bringing You Closer, MoneyGram MyWay, MoneyGram MobilePass, MoneyGram Kameleon, ExpressPayment, Send It. Pay It. Load It., Moneygrado, FormFree, AgentWorks, Agent-Connect, Delta, DeltaWorks, PowerTransact and PrimeLink, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference in this Annual Report on Form 10-K.
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

Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2018	2017	2016
Global Funds Transfer
Money transfer	88%	89%	89%
Bill payment	5%	5%	6%
Financial Paper Products
Money order	4%	3%	3%
Official check	3%	3%	2%
Total revenue	100%	100%	100%
See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2018, 2017 and 2016, our 10 largest agents accounted for 33%, 34% and 36%, respectively, of total revenue and 34%, 35% and 37%, respectively, of Global Funds Transfer segment revenue. Wal-Mart Stores, Inc. (“Walmart”) is our only agent that accounts for more than 10% of our total revenue. In 2018, 2017 and 2016, Walmart accounted for 16%, 17% and 18%, respectively, of total revenue and 16%, 18% and 19%, respectively, of Global Funds Transfer segment revenue.
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
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. Sends originated outside of the U.S. generated 49% in 2018 and 47% in both 2017 and 2016 of our total revenue, and 52%, 50% and 49% for 2018, 2017 and 2016, respectively, of our total Global Funds Transfer segment revenue. In 2018, our Global Funds Transfer segment had total revenue of $1.3 billion.
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
In 2018, we offered our money transfer services on the internet via our moneygram.com service in 24 countries and through our native application in 15 countries globally. Through moneygram.com, consumers can send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide or to a recipient's bank account through a debit or credit card or, in certain cases, funding with a U.S. checking account. Money transfer transactions through moneygram.com grew 13% and revenue grew 8% in 2018 over the prior year.

We also offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from a website or their mobile phone in 26 countries. We continue to expand our money transfer services to consumers through the expansion of moneygram.com and our native iPhone and Android application, the addition of transaction-staging kiosks, ATMs and direct-to-bank account products in various markets around the world.
As of December 31, 2018, our money transfer agent network had approximately 350,000 locations. Our agent network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have limited Company-operated retail locations in Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although the sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Bill Payment Services — We earn our bill payment revenues primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital solutions.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or through moneygram.com with a credit or debit card. We offer consumers same-day and two- or three-day payment service options; the service option is dependent upon our agreement with the biller. We offer payment options to nearly 13,000 billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 240 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
Marketing — The global marketing organization employs an omnichannel approach that tailors our brand message to each specific market, culture and consumer preferences. We use a varied marketing mix that includes traditional, digital and social, corridor specific marketing campaigns, sponsorships and partnerships, point-of-sale materials and signage at our agent locations. Our marketing strategy also includes our loyalty program that provides faster service at the agent locations in various countries around the world and the MoneyGram Plus Rewards loyalty program available in the U.S. (rolling out globally beginning in 2019) that gives consumers the benefit of earning discounts on future transactions and special promotions available only to loyalty members.
Sales — Our sales teams are organized by geographic area, product and delivery channel. We have dedicated teams focused on developing our agent and biller networks to enhance the reach of our money transfer and bill payment products. Our agent requirements vary depending upon the type of outlet, location and compliance and regulatory requirements. Our sales teams and strategic partnership teams continue to improve our agent relationships and overall network strength with a goal of providing the optimal agent and consumer experience.
Competition — The market for money transfer and bill payment services continues to be very competitive and the World Bank estimates that in 2019 global remittances will be $715 billion. We generally compete on the basis of the customer experience, the ability to conduct both digital and cash transactions, price, the quantity and quality of our agent network, commission payments and marketing efforts.
Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the cross-border money transfer industry is The Western Union Company ("Western Union"), which also competes with our bill payment services and money order businesses. Additionally, Walmart has a white-label money transfer service, a program operated by a competitor of MoneyGram that allows consumers to transfer money between Walmart U.S. store locations. In 2018, Walmart launched Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in more than 200 countries and territories. We will encounter increasing competition as digitally-focused new entrants seek to grow revenue through customer acquisition initiatives focused on specific corridors, but we believe we will continue to differentiate against the competition by competing on a global scale, addressing the entire remittance market by offering digital and cash capabilities, and delivering a superior customer experience in addition to continuing to be a fintech innovator and a leader in protecting consumers through our unparalleled compliance engine.
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

In 2018, our Financial Paper Products segment generated revenues of $99.7 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately six days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2018, we issued money orders through our network of over 15,000 agents and financial institutions located in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2018, we provided official check outsourcing services through approximately 750 financial institutions at over 5,400 branch bank locations.
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
Regulation
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"); money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See the “Risk Factors” section in Item 1A for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs in light of the most recent legal and regulatory changes.
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
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. Between January 31, 2018 and September 14, 2018, the Company agreed to enter into various extensions of the DPA with the Government, with the last extension ending on November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.
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
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 8, 2020, eighteen months after the date of the Amended DPA, which amount is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See “Risk Factors — We face possible uncertainties relating to compliance with and impact of the amended deferred prosecution agreement entered into with the U.S. federal government” for additional information in Item 1A and the “Legal Proceedings” section in Item 3.
Anti-Money Laundering Compliance — Our services are subject to U.S. anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations of many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

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
Escheatment Regulations — Unclaimed property laws of every state in the U.S., the District of Columbia, Puerto Rico and the U.S. Virgin Islands require that we track certain information on all our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also have unclaimed property laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business.
Data Privacy and Cybersecurity Laws and Regulations — We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our consumers, agents and employees. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions. In some cases, these laws are more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. For example, the General Data Protection Regulation in the European Union, which became effective in May 2018, imposes a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. The new California Consumer Protection Act, which will become effective on January 1, 2020, will impose heightened data privacy requirements on companies that collect information from California consumers. In addition, government surveillance laws and data localization laws are evolving to address increased and changing threats and risks. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction.
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
Regulation of Prepaid Cards — We sell our MoneyGram-branded prepaid cards in the U.S., in addition to loading prepaid cards of other card issuers through our ExpressPayment offering. Our prepaid cards and related loading services may be subject to federal and state laws and regulations, including laws related to consumer protection, licensing, unclaimed property, anti-money laundering and the payment of wages. Certain of these federal and state statutes prohibit or limit fees and expiration dates on and/or require specific consumer disclosures related to certain categories of prepaid cards. We continually monitor our prepaid cards and related loading services in light of developments in such statutes and regulations.
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
We maintain significant relationships with major international banks which provide the capability to transfer money electronically as well as through domestic and international wire transfer networks. There are a limited number of banks that have capabilities broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is not limited to their own country or region, and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the Society for Worldwide Interbank Financial Telecommunication network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.
Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries in which we do business. We maintain a portfolio of other trademarks that are material to our Company, which are discussed above in the "Overview" section. In addition, we maintain a portfolio of MoneyGram branded and related domain names.
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
Employees
As of December 31, 2018, we had 999 employees in the U.S. and 1,437 employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union.

Executive Officers of the Registrant
W. Alexander Holmes, age 44, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam.
Lawrence Angelilli, age 63, has served as Chief Financial Officer since January 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer since 2014. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Joann L. Chatfield, age 53, has served as Chief Marketing Officer since May 2017. Ms. Chatfield joined MoneyGram in May 2011 and has held various roles within the Company, including Director of Marketing, U.S. and Canada, Vice President, Global Marketing Services and Head of Marketing for North and South America. Prior to joining MoneyGram, Ms. Chatfield held various management roles at Texans Credit Union and MCI, Inc. Ms. Chatfield has over 21 years of leadership experience in traditional marketing, digital marketing, brand management, product marketing as well as vendor and sponsorship management.
Kamila K. Chytil, age 39, has served as Chief Global Operations Officer since May 2016. Ms. Chytil joined the Company in May 2015 as Senior Vice President of key partnerships and payments. From 2011 to May 2015, Ms. Chytil was Senior Vice President and General Manager of retail payments at Fidelity National Information Services, Inc., a global provider of financial technology solutions, where she was responsible for e-commerce, check cashing and retail payments. From 2004 to 2011, Ms. Chytil held various other management roles at Fidelity National Information Services, overseeing analytics, risk management, and operations.
Laura Gardiner, age 51, has been Chief Human Resources and Communications Officer since February 2017. She joined the Company in April of 2012 as a Senior Director of Human Resources and from 2014 to January 2017 served as Vice President of Human Resources. From 2010 to 2012, Ms. Gardiner served as Director of Human Resources with Western Union. From 2008 to 2009, Ms. Gardiner served as Vice President of Human Resources with Pronerve LLC, a neurophysiologic monitoring service company. Ms. Gardiner has over 21 years of experience in human resources and business roles in a variety of industries.
Francis Aaron Henry, age 53, has served as General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004 to 2008, he was Senior Counsel at Western Union.
Grant A. Lines, age 54, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Prior to that, Mr. Lines held various positions in the industry.
Andres Villareal, age 54, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 28 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
John D. Stoneham, age 40, has been Corporate Controller and Principal Accounting Officer since October 2015. Mr. Stoneham previously served as Vice President and Interim Controller since August 2015. From December 2012 to July 2015, Mr. Stoneham served in various accounting roles at the Company. Prior to December 2012, Mr. Stoneham was the Corporate Controller for Cinsay, Inc., a software provider. From January 2011 to December 2011, he was the SEC Reporting Manager at Archipelago Learning, a software-as-a-service provider of education products. Mr. Stoneham is a Certified Public Accountant and began his career at KPMG LLP, an accounting and financial advisory services firm.

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
RISK FACTORS
Risks Related to Our Business and Industry
We face intense competition, and if we are unable to continue to compete effectively for any reason, including due to our enhanced compliance controls, our business, financial condition and results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. Money transfer, bill payment and money order services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our money transfer products compete with a variety of financial and non-financial companies, including banks, card associations, web-based services, payment processors, informal remittance systems, consumer money transfer companies and others. The services are differentiated by features and functionalities, including brand recognition, customer service, reliability, distribution network and options, price, speed and convenience. Distribution channels such as online, mobile solutions account deposit and kiosk-based services continue to evolve and impact the competitive environment for money transfers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
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
In addition, our enhanced compliance controls have negatively impacted, and may continue to negatively impact, our revenue. As previously disclosed, in 2018 we launched new compliance measures representing the highest standards in the industry, including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. While these measures have resulted in a decline in fraud rates, they have negatively impacted, and may continue to negatively impact, our revenue. Such revenue impacts could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
If we lose key agents, our business with key agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, including due to increased costs or loss of business as a result of higher compliance standards, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or an agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Under the Amended DPA and Consent Order entered into with the Government and the FTC, we are subject to heightened requirements relating to agent oversight, which may result in agent attrition, and agents may decide to leave our network due to reputational concerns related to the Amended DPA and Consent Order.
Agents may also generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, political unrest, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our agent network under terms consistent with those already in place. Larger agents may demand additional financial concessions or may not agree to enter into exclusive arrangements, which could increase competitive pressure. The inability to maintain our agent contracts on terms consistent with those already in place, including in respect of exclusivity rights, could adversely affect our business, financial condition and results of operations.
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2018 and 2017, our ten largest agents accounted for 33% and 34%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 16% and 17% of our total revenue in 2018 and 2017, respectively. The current term of our contract with Walmart expires on March 30, 2020. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white-label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business.
We are subject to requirements relating to data privacy and the collection, processing, storage, transfer and use of data under U.S. federal, state and foreign laws. For example, the United States Federal Trade Commission routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. In addition, the General Data Protection Regulation in the European Union, effective May 2018, imposed a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. The new California Consumer Protection Act, which will become effective on January 1, 2020, seeks to impose heightened data privacy requirements on companies that collect information from California residents. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could materially adversely affect our business, financial condition and results of operations.
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
Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personally identifiable or proprietary information, which could harm our business and result in, among other things, unfavorable publicity, damage to our reputation, loss in our consumers’ confidence in our or our agents' business, fines or penalties from regulatory or governmental authorities, a loss of consumers, lawsuits and potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents' or our third-party independent contractors' computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money transfers. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.
The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
Our industry is under increasing scrutiny from federal, state and local regulators in the U.S. and regulatory agencies in many countries in connection with the potential for consumer fraud. The Amendments to which the Company is subject resulted in part from this heightened scrutiny. If consumer fraud levels involving our services were to rise, it could lead to further regulatory intervention and reputational and financial damage. This, in turn, could lead to additional government enforcement actions and investigations, reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.
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
We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as many other jurisdictions. During 2017 and 2018, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network. Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
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
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. In 2017 and 2018, there have been significant regulatory reviews and actions taken by the U.S. and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
We are also subject to the PSD, which governs the regulatory regime for payment services in the European Union, and similar regulatory or licensing requirements in other jurisdictions. The PSD and other international regulatory or licensing requirements may impose potential liability on us for the conduct of our agents and the commission of third-party fraud utilizing our services. If we fail to comply with the PSD or such other requirements, we could be subject to fines or penalties or revocation of our licenses, which could adversely impact our business, financial condition and results of operations. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.
In addition, we are subject to escheatment laws in the U.S. and certain foreign jurisdictions in which we conduct business. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business. In the U.S., we are subject to the laws of various states which from time to time take inconsistent or conflicting positions regarding the requirements to escheat property to a particular state. Certain foreign jurisdictions do not have escheatment provisions which apply to our transactions. In these jurisdictions where there is not a requirement to escheat, and when, by utilizing historical data we determine that the likelihood is remote that the item will be paid out, we record a reduction to our payment service obligation and recognize an equivalent amount as a component of fee and other revenue.
Any violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws, which could have an adverse effect on our business, financial condition and results of operations. As a result, the risk of adverse regulatory action against the Company because of actions of its agents or their subagents and the cost to monitor our agents and their subagents has increased. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for the Company that may not be required to be incurred by some of its competitors. If the Company were required to maintain a price higher than its competitors to reflect its regulatory costs, this could harm its ability to compete effectively, which could adversely affect its business, financial condition and results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. For example, policymakers may impose heightened customer due diligence requirements or other restrictions, fees or taxes on remittances. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute certain of our services and the cost of providing such services. Many of our agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements are imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.
We face possible uncertainties relating to compliance with, and impact of, the amended deferred prosecution agreement entered into with the U.S. federal government.
On November 8, 2018, we announced that we entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the U.S. DOJ.
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 8, 2020, eighteen months after the date of the Amended DPA, which is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company's business including cash flows, financial condition, and results of operations.
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
Our substantial debt service obligations, significant debt maturities, significant debt covenant requirements, low market capitalization and our credit rating could impair our access to capital and financial condition and adversely affect our ability to operate and grow our business.
We have substantial interest expense on our debt and our ratings are below “investment grade.” We also have a significant debt maturity in April 2020. This requires that we access capital markets that are subject to higher volatility and are more costly than those that support higher-rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction in cash flow could result in an event of default or significantly restrict our access to capital. Furthermore, refinancing our debt on less favorable terms than in the existing credit facility could also have a significant impact on our cash flow from operations. Our ratings below investment grade also create the potential for a cost of capital that is higher than other companies with which we compete. Further, our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Significant increases in interest rates or changes in the terms of our debt could have an adverse effect on our financial position and results of operations.
We are also subject to capital requirements imposed by various regulatory bodies throughout the world. We may need access to external capital to support these regulatory requirements in order to maintain our licenses and our ability to earn revenue in these jurisdictions. Our low market capitalization could limit our ability to access capital and our ability to refinance or refinance on comparable terms. An interruption of our access to capital could impair our ability to conduct business if our regulatory capital falls below requirements.
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
As economic conditions deteriorate in a market important to our business, our revenue, financial condition and results of operations can be adversely impacted. Additionally, if our consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations.
A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate.
Additionally, sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the U.S. or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.

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
In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. In addition, we maintain significant foreign currency balances that are subject to volatility and could result in losses due to a devaluation of the U.S. dollar. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. See “Enterprise Risk Management-Foreign Currency Risk” in Item 7A of this Annual Report on Form 10-K for more information.
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

•
Our senior secured five-year revolving credit facility ("Revolving Credit Facility') is one source of funding for our corporate transactions and liquidity needs. If any of the banks participating in our Revolving Credit Facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.

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
Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could continue to adversely affect our business, financial condition and results of operations.
On December 22, 2017, the legislation commonly known as the “Tax Cuts and Jobs Act” (the “TCJA”), which significantly revises the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including a permanent reduction of the corporate income tax rate, a limitation on the deductibility of business interest expense, a limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for new investments in certain business assets instead of deductions for depreciation expense over time, a modification or repeal of many business deductions and credits (including certain foreign tax credits and further limits on the deductibility of executive compensation), a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a modified territorial system (retaining certain existing rules and containing new rules designed to include in the U.S. income tax base certain income generated in non-U.S. territories whether or not that income has been repatriated to the U.S.), a minimum taxing system related to payments deemed to erode the U.S. tax base, and a one-time tax on accumulated offshore earnings held in cash and illiquid assets (with the latter taxed at a lower rate). We will continue to perform additional analysis on the application of the TCJA, taking into account any additional regulatory guidance that is issued by the applicable taxing authorities. Any change in the interpretation of the TCJA or other legislative proposals or amendments could have an adverse effect on our financial condition, results of operations, and cash flows. Moreover, the effect of certain aspects of the TCJA on state income tax frameworks is currently unclear, and potential changes to state income tax laws or their interpretation could further increase our income tax expense.
In addition, the TCJA requires complex computations not previously provided in U.S. tax law, and the application of accounting guidance for such items is currently uncertain and diverse in some respects. Further, compliance with the TCJA and the accounting for such provisions require accumulation of information not previously required or regularly produced. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the law is applied and thus impact our results of operations in the period issued.

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
Moreover, we have made, and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2018, we had credit exposure to our agents of $363.2 million in the aggregate spread across 6,831 agents.
Financial institutions, which are utilized to conduct business for our Financial Paper Products segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2018, we had credit exposure for official checks and money orders conducted by financial institutions of $311.0 million in the aggregate spread across 1,039 financial institutions.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to third-party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights. We cannot be certain of the outcome of any such allegations. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business, prospects, financial condition and results of operation.
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
As of December 31, 2018, Thomas H. Lee Partners, L.P. (“THL”) held 42.7% of our outstanding common shares and 36.8% of our outstanding shares on a fully-converted basis (if all the outstanding shares of the Series D Participating Convertible Preferred (the "D Stock") were converted to common shares), excluding treasury shares held by the Company. The combined ownership percentage of THL and affiliates of Goldman Sachs & Co. (“Goldman Sachs” and, collectively with THL, the “Investors”) on a fully-converted basis was 50.6% as of December 31, 2018. Additionally, our charter provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the "THL Representatives"), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed two of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
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
As of December 31, 2018, there were 55.6 million outstanding common shares, excluding treasury shares (or 64.5 million common shares if the outstanding D Stock were converted into common shares). As of December 31, 2018, THL held approximately 23.7 million shares of our common stock and Goldman Sachs held approximately 71,282 shares of D Stock, which are convertible into approximately 8.9 million shares of our common stock. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA and the U.S. DOJ relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the Government dated November 9, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. Between January 31, 2018 and September 14, 2018, the Company agreed to enter into various extensions of the DPA with the Government, with the last extension ending on November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.
On November 8, 2018, the Company announced that it entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. Both the Amended DPA and Consent Order are subject to court approval.
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 8, 2020, eighteen months after the date of the Amended DPA, which is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Since then, the Company has continued to receive and respond to inquiries from the NYDFS related to this matter. Although NYDFS has not indicated what, if any, action it might take in connection with this matter, it is possible that it could initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has since filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in mid-2019. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $19.5 million on amounts that have previously been accrued.
See Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI.” As of February 27, 2019, there were 7,622 stockholders of record of our common stock.
Our Board of Directors has authorized the repurchase of a total of 12,000,000 common shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares which would be subject to limitations in our debt agreements. Common stock tendered to, or withheld by, the Company in connection with the exercise of stock options or vesting of restricted stock units is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2018, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended December 31, 2018, the Company did not repurchase any common shares.
STOCKHOLDER RETURN PERFORMANCE
The Company's peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. In 2018, we revised our peer group and our new peer group consists of previously included companies, excluding companies that are deemed irrelevant to our competitive landscape. The new peer group is composed of the following companies: Euronet Worldwide Inc., Paypal Holdings, Inc., Fiserv, Inc., Global Payments Inc., Total System Services, Inc. and The Western Union Company.
The old peer group was composed of the following companies: Euronet Worldwide Inc., Fiserv, Inc., MasterCard, Inc., Paypal Holdings, Inc., Visa, Inc. and The Western Union Company.

The following graph compares the cumulative total return from December 31, 2013 to December 31, 2018 for our common stock, our new and old peer groups of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our new and old peer groups and the S&P 500 Index on December 31, 2013, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.

The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MoneyGram International, Inc.	100.00	43.74	30.17	56.83	63.43	9.62
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
New Peer Group	100.00	114.29	148.92	164.89	254.07	281.50
Old Peer Group	100.00	112.16	131.61	139.11	207.47	245.43

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

(Amounts in millions, except per share and location data)	2018	2017	2016	2015	2014
Operating Results
Revenue
Global Funds Transfer segment	$1,347.9	$1,508.1	$1,553.7	$1,465.8	$1,470.1
Financial Paper Products segment	99.7	94.0	75.6	73.3	80.3
Other	—	—	1.1	—	—
Total revenue	$1,447.6	$1,602.1	$1,630.4	$1,539.1	$1,550.4

Net (loss) income	$(24.0)	$(29.8)	$15.9	$(77.7)	$71.6

Net (loss) income per common share:
Basic	$(0.37)	$(0.47)	$0.26	$(1.25)	$1.10
Diluted	$(0.37)	$(0.47)	$0.24	$(1.25)	$1.09
Financial Position
Cash and cash equivalents	$145.5	$190.0	$157.2	$164.5	$250.6
Total assets	$4,296.1	$4,772.5	$4,597.4	$4,505.2	$4,628.3
Long-term debt	$901.0	$908.1	$915.2	$942.6	$949.6
Stockholders’ deficit	$(268.8)	$(245.3)	$(215.6)	$(229.5)	$(189.0)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed below under the caption “Cautionary Statements Regarding Forward-Looking Statements” and under the caption “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.
The comparisons presented in this discussion refer to the same period in the prior year, unless otherwise noted. This discussion is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
Overview
MoneyGram is a leading global financial technology company that provides innovative services around the world. Our money transfer services connect family and friends through an omnichannel network that delivers unparalleled choice and convenience. Whether through our mobile application, moneygram.com, integration with mobile wallets, a kiosk, or any one of the thousands of agent locations in more than 200 countries and territories, we connect consumers in any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer our services and products through third-party agents and directly to consumers through our Digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, account deposit and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 88% of total revenue for the year ended December 31, 2018. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
In 2018, worldwide political and economic conditions remained highly dynamic, as evidenced by both economic growth and political unrest in key markets, currency controls in certain countries and a volatile immigration environment. Given the global extent of the current political and economic conditions, money transfer volumes and the average face value of money transfers continue to be highly variable by corridor and country, but the overall remittance market continues to grow as indicated by the World Bank.
The competitive environment is also changing as both established players and new, digital-only entrants work to innovate and deliver a superior customer experience to win market share. As a result, in 2018, MoneyGram focused on positioning the company to better compete by building and expanding customer-centric digital capabilities, modernizing operations and expense structures, de-risking the business to better protect consumers and expanding our offerings through partnerships. As part of these initiatives, the Company was able to reduce costs and the capital expenditures associated with IT processes and its agent and consumer facing systems.
We generally compete on the basis of the customer experience, the ability to conduct both digital and cash transactions, price, the quantity and quality of our agent network, commission payments and marketing efforts. One way we improved our network in 2018 was by entering into new partnerships with OXXO and Visa Direct. OXXO is Mexico’s largest convenience store retailer with more than 17,000 locations across the country. Visa Direct is Visa Inc.’s real-time push payments platform and our partnership will give customers the choice to receive funds either directly into their bank account or to a Visa prepaid card. Earlier in the year, the Company and Walmart, our largest agent, announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location. The Company expects the Walmart2World products to continue to negatively impact our top-line growth during the first half of 2019 due to lower revenue per transaction, but we expect this negative impact to be partially offset by the new OXXO and Visa Direct partnerships.
In addition to the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. In 2018, the Company launched new compliance measures including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world, as well as address corridor specific risks associated with fraud or money laundering. Due to the implementation of these compliance and fraud prevention measures, the Company has seen a negative impact on our top-line and Adjusted EBITDA growth in 2018 and we will continue to see the effects of our de-risking efforts in the first half of 2019.
On November 8, 2018, the Company announced that it entered into (1) the Amended DPA with the Government and (2) a Consent Order with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 8, 2020, eighteen months after the date of the Amended DPA, which is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. For more details see Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements and in Part I, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K.
We are making progress toward becoming a digitally-enabled, customer-centric organization to better position the Company to compete with new entrants focused solely on digital money transfer solutions. We believe that our continued investment in innovative products and services, such as moneygram.com, mobile solutions including our new application, integration with mobile wallets, account deposit services and kiosk-based services, positions the Company to accelerate its digital transformation and diversify its product and service offerings to meet consumers' needs. Furthermore, we believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash. In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents.
During 2018, the Company decreased headcount, reduced costs related to outsourcing, independent contractor and consultant activities and accelerated its network optimization efforts by closing over 61,000 unproductive and/or higher risk locations globally. These efforts resulted in the elimination of overhead costs and a reduction in potential risks while improving productivity. As of December 31, 2018, the Company expanded its moneygram.com product platform to be available in 24 countries and will continue to improve and increase its presence during 2019. Digital solutions revenue for 2018 was $204.1 million, or 16% of money transfer revenue. Digital solutions revenue for 2017 was $211.6 million, or 14% of money transfer revenue. Moneygram.com revenue for 2018 grew by $7.0 million or 8% over 2017.
In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 400 employees to be affected, possibly through transfers or terminations, representing over 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $24.5 million and $26.5 million, consisting primarily of severance and outplacement benefits (between $19.0 million and $19.5 million), real estate lease termination and other associated costs (between $3.0 million and $3.5 million), legal and other costs (between $2.0 million and $3.0 million), and reorganization costs (approximately $0.5 million). For the year ended December 31, 2018, the Company has incurred $20.4 million of restructuring and reorganization charges. Additionally, the Company anticipates between $21.5 million and $23.5 million of the restructuring and reorganization charges to be paid in cash, $11.1 million of which were payments made in 2018, with the remaining expected to be made during 2019. We realized efficiencies that resulted in $30.5 million of expense reductions in 2018 and, upon completion, expect $55.0 million on an annualized basis. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.
Anticipated Trends
This discussion of trends expected to impact our business in 2019 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2019, the industry will see a number of trends continue: the growth of digital transactions, the importance of customer experience and geopolitical volatility. To position the company to respond to these trends, we are focused on our strategy to deliver a differentiated customer experience, capitalize on the strength of our leading digital and physical footprint, accelerate growth in key regions and identify new areas of growth.
We continue to see increased opportunities to capitalize on growth and expansion through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform, new partnerships and the introduction of new ways to send and receive money. Furthermore, the Company is expanding its online presence through the continued growth of its new native application. MoneyGram is also enhancing its customer interface to provide a more personalized consumer experience. The personalized experience includes notifications through email and SMS text, profile services, as well as a new loyalty program. However, compliance measures and pricing pressure continue to negatively impact our growth specifically in the U.S. and West Africa, where we decided to be more selective and de-risk the business by placing larger restrictions on transactions. Furthermore, economic issues in Africa have restricted our ability to transact in certain markets. Currency volatility, liquidity pressure on central banks and pressure on labor markets in specific countries may continue to impact our business in 2019.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long-term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. As the UK is expected to leave the European Union in the first quarter of 2019, the Company anticipates making a number of operational changes to accommodate any potential business impact.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates continue to rise. As interest rates also affect the payments we make for interest on our credit facility, our liquidity would be negatively impacted by the continued rise in interest rates. Furthermore, we have begun the process of refinancing our long-term debt, which could also impact our interest expense in 2019.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016	2018 vs 2017	2017 vs 2016
Revenue
Fee and other revenue	$1,398.1	$1,560.9	$1,612.4	$(162.8)	$(51.5)	(10)%	(3)%
Investment revenue	49.5	41.2	18.0	8.3	23.2	20%	NM
Total revenue	1,447.6	1,602.1	1,630.4	(154.5)	(28.3)	(10)%	(2)%
Expenses
Fee and other commissions expense	688.6	763.5	793.1	(74.9)	(29.6)	(10)%	(4)%
Investment commissions expense	19.3	8.7	2.5	10.6	6.2	NM	NM
Direct transaction expense	24.3	21.8	18.8	2.5	3.0	11%	16%
Total commissions and direct transaction expenses	732.2	794.0	814.4	(61.8)	(20.4)	(8)%	(3)%
Compensation and benefits	259.8	271.8	288.5	(12.0)	(16.7)	(4)%	(6)%
Transaction and operations support	298.8	380.5	290.7	(81.7)	89.8	(21)%	31%
Occupancy, equipment and supplies	62.0	66.1	61.9	(4.1)	4.2	(6)%	7%
Depreciation and amortization	76.3	75.1	79.9	1.2	(4.8)	2%	(6)%
Total operating expenses	1,429.1	1,587.5	1,535.4	(158.4)	52.1	(10)%	3%
Operating income	18.5	14.6	95.0	3.9	(80.4)	27%	(85)%
Other expenses
Interest expense	53.6	45.3	45.0	8.3	0.3	18%	1%
Debt extinguishment costs	—	—	0.3	—	(0.3)	NM	NM
Other non-operating (income) expense	(24.2)	5.9	7.2	(30.1)	(1.3)	NM	(18)%
Total other expenses	29.4	51.2	52.5	(21.8)	(1.3)	(43)%	(2)%
(Loss) income before income taxes	(10.9)	(36.6)	42.5	25.7	(79.1)	70%	NM
Income tax expense (benefit)	13.1	(6.8)	26.6	19.9	(33.4)	NM	NM
Net (loss) income	$(24.0)	$(29.8)	$15.9	$5.8	$(45.7)	19%	NM
NM = Not meaningful

Revenues
The following table is a summary of the revenues for the years ended December 31:

	2018		2017		2016
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$1,347.7	93%	$1,508.1	94%	$1,553.7	95%
Financial Paper Product fee and other revenue	50.4	3%	52.8	3%	57.6	4%
Investment revenue	49.5	3%	41.2	3%	18.0	1%
Other revenue	—	—%	—	—%	1.1	—%
Total revenue	$1,447.6	100%	$1,602.1	100%	$1,630.4	100%
In 2018, total revenue declined due to the decline in the Global Funds Transfer fee and other revenue, which included the impact of de-risking the business through transaction and corridor specific compliance controls implemented during the year, Walmart2World service and increased competition. See the "Segments Results" section below for a detailed discussion of revenues by segment. In 2018, investment revenue increased primarily from higher yields, partially offset by the reduction in revenue related to the $12.2 million gain on a one-time redemption of an asset-backed security in 2017.
In 2017, total revenue declined primarily due to the decline in Global Funds Transfer fee and other revenue, which was primarily driven by a negative change in corridor mix and a decrease in the average face value per transaction and pricing, partially offset by increased Non-U.S. and U.S. Outbound money transfer volume. Investment revenue in 2017 increased $23.2 million when compared to 2016 due to a one-time redemption of an asset-backed security as well as higher yields earned on investment balances.
Operating Expenses
The following table is a summary of the operating expenses for the years ended December 31:

	2018		2017		2016
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$732.2	51%	$794.0	50%	$814.4	50%
Compensation and benefits	259.8	18%	271.8	17%	288.5	18%
Transaction and operations support	298.8	21%	380.5	24%	290.7	18%
Occupancy, equipment and supplies	62.0	4%	66.1	4%	61.9	4%
Depreciation and amortization	76.3	5%	75.1	5%	79.9	5%
Total operating expenses	$1,429.1	99%	$1,587.5	99%	$1,535.4	94%
In 2018, total operating expenses as a percentage of total revenue remained flat when compared to 2017 as declines in revenue were offset by declines in operating expenses.
In 2017, total operating expenses as a percentage of total revenue increased when compared to 2016 due to an $85.0 million accrual related to the DPA matter.
Total Commissions and Direct Transaction Expenses
In 2018, total commissions and direct transaction expenses as a percent of revenues slightly increased primarily from increases in investment commissions expense and signing bonus amortization, both of which are discussed in more detail below in the "Segments Results" section.
In 2017, total commissions and direct transaction expenses as a percent of revenues remained flat when compared to 2016.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2018	2017
Prior year ended	$271.8	$288.5
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(26.5)	(11.7)
Restructuring and reorganization costs	16.1	—
Impact from changes in exchange rates	3.5	2.3
Severance and related costs	(2.8)	(6.0)
Employee stock-based compensation	(2.4)	(3.4)
Other	0.1	2.1
Current year ended	$259.8	$271.8
In 2018, compensation and benefits decreased primarily due to a decrease in net salaries, related payroll taxes and cash incentive compensation due to the reduction in headcount, partially offset by the restructuring and reorganization costs discussed in Note 3 — Restructuring and Reorganization Costs of the Notes to the Consolidated Financial Statements.
In 2017, compensation and benefits decreased due to the decrease in net salaries, related payroll taxes and cash incentive compensation primarily driven by lower headcount, a decrease in severance and related costs and lower employee stock-based compensation expense. These decreases were partially offset by the changes in exchange rates due to a weaker U.S. dollar.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, director stock-based compensation expense, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar.
The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2018	2017
Prior year ended	$380.5	$290.7
Change resulting from:
Legal expenses	(50.6)	94.2
Outsourcing, independent contractor and consultant costs	(18.6)	(10.6)
Marketing costs	(6.3)	(8.4)
Bank charges	(5.5)	4.2
Direct monitor costs	(4.7)	6.9
Provision for loss	3.2	(4.9)
Net gains from foreign currency transactions and related forward contracts	3.1	10.7
Travel and entertainment expenses	(3.1)	(2.0)
Restructuring and reorganization costs	2.0	—
Other	(1.2)	(0.3)
Current year ended	$298.8	$380.5
In 2018, transaction and operations support decreased primarily due to a decrease in legal expenses driven by the lower accrual recorded in 2018 for the DPA matter and decreases in outsourcing, independent contractor and consultant and other costs due to ongoing cost-savings initiatives related to the Digital Transformation Program. The decrease was partially offset by an increase in the provision for loss primarily driven by an increase in moneygram.com revenues, the change in net gains from foreign currency transactions and related forward contracts and restructuring and reorganization costs.

In 2017, transaction and operations support increased primarily due to an increase in legal expenses driven by the $85.0 million accrual related to the DPA and costs incurred in connection with the terminated merger with Ant Financial. Additional factors contributing to the increase include the change in net gains from foreign currency transactions and related forward contracts, direct monitor costs and bank charges from fees on foreign exchange trades. The increase was partially offset by decreases in outsourcing, independent contractor and consultant costs, marketing costs and a reduction in our provision for loss.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
In 2018, occupancy, equipment and supplies expense decreased by $4.1 million due to cost-savings from the Digital Transformation Program, reduced freight and delivery costs and a decrease in software maintenance costs.
In 2017, occupancy, equipment and supplies expense increased by $4.2 million as a result of an increase in equipment maintenance costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2018, depreciation and amortization increased by $1.2 million because of accelerated depreciation from certain restructuring and other activities.
In 2017, depreciation and amortization decreased by $4.8 million as a result of higher costs during the first half of 2016 from the accelerated depreciation expense on our non-core point of sale equipment that was retired early.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the years ended December 31:

(Amounts in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Money transfer revenue	$1,273.4	$1,421.8	$1,456.2	$(148.4)	$(34.4)
Bill payment revenue	74.5	86.3	97.5	(11.8)	(11.2)
Total Global Funds Transfer revenue	$1,347.9	$1,508.1	$1,553.7	$(160.2)	$(45.6)

Fee and other commissions and direct transaction expenses	$711.6	$784.0	$810.7	$(72.4)	$(26.7)
Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2018	2017
Prior year ended	$1,421.8	$1,456.2
Change resulting from:
Money transfer volume	(116.3)	17.2
Average face value per transaction and pricing	(48.7)	(15.5)
Impact from changes in exchange rates	15.9	1.7
Corridor mix	(2.5)	(41.1)
Investment revenue	0.2	—
Other	3.0	3.3
Current year ended	$1,273.4	$1,421.8

In 2018, the decrease in money transfer fee and other revenue was primarily driven by decreases in money transfer transaction volume and average face value per transaction and pricing due to transaction and corridor specific compliance controls implemented during the year, increased competition and the introduction of the Walmart2World, Powered by MoneyGram service. The decline was partially offset by the impact from changes in exchange rates.
In 2017, the decrease in money transfer fee and other revenue was primarily driven by a negative change in corridor mix and a decrease in the average face value per transaction and pricing, partially offset by increased Non-U.S. and U.S. Outbound money transfer volume.
Bill Payment Fee and Other Revenue
In 2018, bill payment fee and other revenue decreased by $11.8 million due to increased competition, which impacted our pricing, partially offset by transaction volume increase.
In 2017, bill payment fee and other revenue decreased by $11.2 million due to lower transactions resulting from shifts in industry mix.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2018	2017
Prior year ended	$762.2	$791.9
Change resulting from:
Money transfer revenue	(78.4)	(17.4)
Impact from changes in exchange rates	6.7	(0.1)
Bill payment revenue and commission rates	(3.4)	(6.6)
Signing bonuses	1.2	(1.9)
Money transfer corridor and agent mix	(1.0)	(3.7)
Current year ended	$687.3	$762.2
In 2018, fee and other commissions decreased by $74.9 million due to decreases in money transfer revenue and bill payment revenue and commission rates from the decline in volume and pricing discussed above, partially offset by changes in exchange rates.
In 2017, fee and other commissions expense decreased by $29.7 million. The decrease in commissions expense was primarily driven by decreases in money transfer revenue, bill payment revenue and commissions rates and money transfer corridor and agent mix.
In 2018, direct transaction expense was $24.3 million, an increase of $2.5 million when compared to the prior year. In 2017, direct transaction expense was $21.8 million, an increase of $3.0 million over the prior year. The increases in 2018 and 2017 were primarily due to an increase in moneygram.com revenues.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

(Amounts in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Money order revenue	$55.3	$55.0	$50.8	$0.3	$4.2
Official check revenue	44.4	39.0	24.8	5.4	14.2
Total Financial Paper Products revenue	$99.7	$94.0	$75.6	$5.7	$18.4

Commissions expense	$20.6	$10.0	$3.7	$10.6	$6.3
Financial Paper Products revenue increased by $5.7 million in 2018 primarily due to higher yields on our investment portfolio partially offset by a decline in fee and other revenue. The year ended December 31, 2017 included a one-time $12.2 million gain on the redemption of an asset-backed security, which partially offset the growth in 2018.
Financial Paper Products revenue increased by $18.4 million in 2017 due to the gain on a one-time redemption of an asset-backed security partially offset by transaction declines from the migration of consumers to other payment methods.

In 2018 and 2017, commissions expense for Financial Paper Products increased by $10.6 million and $6.3 million, respectively, due to an increase in investment commissions expense due to higher interest rates.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

(Amounts in millions, except percentages)	2018	2017	2016
Operating income:
Global Funds Transfer	$(5.9)	$4.9	$95.8
Financial Paper Products	30.6	31.8	18.5
Total segment operating income	24.7	36.7	114.3
Other	(6.2)	(22.1)	(19.3)
Total operating income	$18.5	$14.6	$95.0

Total operating margin	1.3%	0.9%	5.8%
Global Funds Transfer	(0.4)%	0.3%	6.2%
Financial Paper Products	30.7%	33.8%	24.5%
2018 Compared to 2017
In 2018, the Company's Global Funds Transfer segment had an operating loss of $5.9 million, as compared to an operating income of $4.9 million during 2017. The Company's Global Funds Transfer segment operating margin in 2018 also decreased by 0.7% when compared to 2017. The decline in operating income and margin during 2018 was due to the decline in money transfer fee and other revenue, as well as restructuring and reorganization costs, primarily driven by severance, which are discussed in Note 3 — Restructuring and Reorganization Costs of the Notes to the Consolidated Financial Statements. The decreases were partially offset by declines in fee and other commissions expense and other operating expenses as a result of cost-savings initiatives and the lower additional accrual recorded in 2018 for the DPA matter.
Financial Paper Products segment operating income and margin decreased in 2018 primarily due to the gain recognized on a one-time redemption of an asset-backed security in 2017, partially offset by investment income in 2018.
Other operating loss decreased because 2017 included costs related to the proposed merger with Ant Financial that was terminated in January 2018. See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements for more information about the terminated merger.
2017 Compared to 2016
In 2017, the Global Funds Transfer segment operating income and operating margin decreased due to a decline in money transfer fee and other revenue and an $85.0 million accrual related to the DPA discussed in more detail in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, partially offset by the decrease in operating expenses as a result of various cost-saving initiatives throughout the year.
The Financial Paper Products segment operating income and operating margin increased when compared to 2016 due to higher segment revenues from the one-time redemption of an asset-backed security.
The increase in Other operating losses was primarily driven by costs incurred in connection with the terminated merger with Ant Financial in 2017, partially offset by lower severance and related costs.
Other Expenses
Total other expenses in 2018 were $29.4 million compared to $51.2 million in 2017. The decrease in other expenses of $21.8 million was due to the $30.0 million payment related to the terminated merger with Ant Financial, partially offset by the increase in interest expense.
Other expenses in 2017 remained relatively flat when compared to 2016.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2018	2017	2016
Provision for income taxes	$13.1	$(6.8)	$26.6

In 2018, the Company recognized an income tax expense of $13.1 million on a pre-tax loss of $10.9 million. The recorded income tax expense differs from taxes calculated at the statutory rate primarily due to the tax impact of the nondeductibility of the accrual related to the DPA as further discussed in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and the adverse tax consequences related to the new provisions enacted under the TCJA, partially offset by the one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure.
In 2017, the Company recognized a tax benefit of $6.8 million on a pre-tax loss of $36.6 million. The most significant items impacting the effective tax rate were the tax impacts of the TCJA, discussed below, and the tax impact of an accrual related to the DPA as further discussed in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional $19.8 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017. Additionally, the Company recognized a provisional net $3.0 million tax benefit for the remeasurement of previously recorded deferred tax assets and liabilities primarily associated with historical earnings in its foreign subsidiaries.
Our provision for income taxes is volatile and could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and regulations, ultimate settlements of the IRS matter further discussed in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements and examinations by tax authorities. We will continue to perform additional analysis on the application of the TCJA, taking into account any additional regulatory guidance that is issued by the applicable taxing authorities.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

(Amounts in millions)	2018	2017	2016
(Loss) income before income taxes	$(10.9)	$(36.6)	$42.5
Interest expense	53.6	45.3	45.0
Depreciation and amortization	76.3	75.1	79.9
Signing bonus amortization	53.9	51.9	54.0
EBITDA	172.9	135.7	221.4
Significant items impacting EBITDA:
Legal and contingent matters (1)	45.0	85.9	2.3
(Income) costs related to the terminated merger with Ant Financial (2)	(29.3)	12.7	—
Restructuring and reorganization costs	20.1	—	—
Compliance enhancement program	12.9	9.6	10.3
Stock-based, contingent and incentive compensation	12.4	14.5	19.0
Direct monitor costs	11.3	16.0	9.1
Severance and related costs	0.6	1.5	1.9
Adjusted EBITDA	$245.9	$275.9	$264.0

Adjusted EBITDA change, as reported	(11)%
Adjusted EBITDA change, constant currency adjusted	(13)%

Adjusted EBITDA	$245.9	$275.9	$264.0
Cash payments for interest	(50.7)	(41.9)	(41.6)
Cash payments for taxes, net of refunds	(4.8)	(5.0)	(9.5)
Cash payments for capital expenditures	(57.8)	(83.6)	(82.8)
Cash payments for agent signing bonuses	(31.6)	(40.3)	(34.0)
Adjusted Free Cash Flow	$101.0	$105.1	$96.1
(1) 2018 and 2017 include accruals of $40.0 million and $85.0 million, respectively, related to the DPA matter.
(2) Income includes the $30.0 million merger termination fee and costs include, but are not limited to, legal, bank and consultant fees.
2018 Compared to 2017
The Company generated EBITDA of $172.9 million and $135.7 million and Adjusted EBITDA of $245.9 million and $275.9 million for the years ended December 31, 2018 and 2017, respectively. Adjusted EBITDA declined when compared to the same period in 2017 because of a decrease in fee and other revenue, partially offset by decreases in fee and other commissions expense, net salaries, related payroll taxes and cash incentive compensation and outsourcing, and independent contractor and consultant costs as a result of ongoing cost-savings initiatives. The year-over-year change in Adjusted EBITDA was also negatively impacted due to a realized gain on a one-time redemption of an asset-backed security in 2017.
For the year ended December 31, 2018, EBITDA increased due to the other non-operating income of $30.0 million related to the terminated merger with Ant Financial and the lower additional accrual recorded in 2018 for the DPA matter. The increase was partially offset by restructuring and reorganization costs primarily driven by severance.
For the year ended December 31, 2018, Adjusted Free Cash Flow decreased by $4.1 million. The decrease was primarily a result of a decrease in Adjusted EBITDA and the increase in cash payments for interest, partially offset by decreases in cash payments for capital expenditures and agent signing bonuses.
2017 Compared to 2016
The Company generated EBITDA of $135.7 million and $221.4 million and Adjusted EBITDA of $275.9 million and $264.0 million for the years ended December 31, 2017 and 2016, respectively. Adjusted EBITDA increased when compared to the same period in 2016 primarily due to a decrease in total operating expenses driven by a decrease in net salaries, related payroll taxes and cash incentive compensation, outsourcing, independent contractor and consultant costs and marketing costs. EBITDA decreased primarily due to an $85.0 million accrual related to the DPA discussed in more detail in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements when compared to 2016.
For 2017, Adjusted Free Cash Flow increased by $9.0 million. The increase was a result of an increase in Adjusted EBITDA, decreases in payments for net cash taxes, partially offset by increases in agent signing bonuses.

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

(Amounts in millions)	2018	2017
Cash and cash equivalents	$145.5	$190.0
Settlement assets:
Settlement cash and cash equivalents	1,435.7	1,469.9
Receivables, net	777.7	1,125.8
Interest-bearing investments	1,154.7	1,154.2
Available-for-sale investments	5.7	7.0
	$3,373.8	$3,756.9
Payment service obligations	$(3,373.8)	$(3,756.9)
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalents and interest-bearing investment balances, and proceeds from our investment portfolio. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
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
We preposition cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under our credit facility, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2018, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $5.7 million of available-for-sale investments as of December 31, 2018. U.S. government agency residential mortgage-backed securities comprise $4.5 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.2 million.

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
Credit Facilities
On March 28, 2013, we entered into an Amended and Restated Credit Agreement ("the 2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provided for (i) a senior secured five-year Revolving Credit Facility up to an aggregate principal amount of $125.0 million and (ii) a senior secured seven-year term loan facility of $850.0 million (“Term Facility”). The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes and which would reduce the amount available under the Revolving Credit Facility.
On April 2, 2014, we entered into a First Incremental Amendment and Joinder Agreement ("the Incremental Agreement") with BOA, as administrative agent, and various lenders, which provided for (i) a tranche under the Term Facility in an aggregate principal amount of $130.0 million, (ii) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (iii) certain other amendments to the 2013 Credit Agreement.
On December 12, 2016, we entered into Amendment No. 2 to the 2013 Credit Agreement (the "2016 Amendment") with BOA and various lenders. The 2016 Amendment includes, but is not limited to, decreasing the aggregate revolving credit commitments from $150.0 million to $125.0 million from December 12, 2016 to March 27, 2018 (the remainder of the original Revolving Credit Facility term), and increasing the maximum secured leverage ratio, effective the first quarter of 2017. The 2016 Amendment also extends the maturity date of the revolving credit commitments of the extending lenders, which represent commitments of $85.8 million in the aggregate, from March 28, 2018 to September 28, 2019.
On January 31, 2019, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement, effective January 31, 2019 (the “Amendment”) to the 2013 Credit Agreement. The Amendment increased the maximum secured leverage ratio for the fourth quarter of 2018 from 3.75:1 to 4.00:1, for the first quarter of 2019 from 3.50:1 to 4.25:1 and for the second quarter of 2019 from 3.50:1 to 4.50:1. In addition, the Amendment decreased the aggregate revolving credit commitments from $85.8 million to $45.0 million and tightened certain negative covenant baskets for the benefit of the revolving lenders only when the pro forma secured leverage ratio of the Company is greater than 3.75:1. The Amendment also provides that in the event the Company’s cash balance exceeds $140.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under the 2013 Credit Agreement, and that the Company may not draw on the Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $140.0 million after giving effect to such borrowing.
As of December 31, 2018, the Company had an outstanding balance of $904.4 million on its senior secured borrowings. The Company's effective interest rate on senior secured borrowings increased from 4.94% as of December 31, 2017 to 5.59% as of December 31, 2018, due to increases in the Eurodollar rate. As of December 31, 2018, the Company had no borrowings and no outstanding letters of credit under the Revolving Credit Facility, and subsequent to the January 31, 2019 amendment, the Company has $45.0 million of availability. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of December 31, 2018, our credit ratings from Moody’s and S&P were B2 with a negative outlook and B with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
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

The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state and regulatory capital requirements as of December 31, 2018. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2018:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments (1)	$967.9	$60.7	$907.2	$—	$—
Non-cancellable leases (2)	64.7	17.5	27.0	15.0	5.2
DPA settlement (3)	55.0	—	55.0	—	—
Signing bonuses (4)	38.1	28.5	6.7	2.9	—
Marketing (5)	48.2	26.1	15.4	6.7	—
Total contractual cash obligations	$1,173.9	$132.8	$1,011.3	$24.6	$5.2

1.
Our Consolidated Balance Sheet at December 31, 2018 includes $904.4 million of debt, netted with unamortized debt issuance costs and debt discount of $3.4 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2018, and assuming no prepayments of principal.

2.
Noncancellable leases include operating leases for buildings, vehicles and equipment and other leases. For more detail see Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

3.
The Company has a remaining $55.0 million of payments related to the DPA matter that must be paid by May 8, 2020, eighteen months after the date of the Amended DPA. For more detail see Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements and in Part I, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K.

4.	Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts.

5.	Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships.
We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory defined benefit pension plan ("Pension Plan") that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $8.0 million to the Pension Plan during 2018. Although the Company has no minimum contribution requirement for the Pension Plan in 2019, we expect to contribute $8.0 million to the Pension Plan in 2019.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants, and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.7 million in 2019.
As discussed in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, the IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in early 2019. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $19.5 million on amounts that have previously been accrued.
Analysis of Cash Flows

(Amounts in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net cash provided by operating activities	$29.3	$132.5	$120.9	$(103.2)	$11.6
Net cash used in investing activities	(57.8)	(83.6)	(82.8)	25.8	(0.8)
Net cash used in financing activities	(16.0)	(16.1)	(45.4)	0.1	29.3
Net change in cash and cash equivalents	$(44.5)	$32.8	$(7.3)	$(77.3)	$40.1
Cash Flows from Operating Activities
During 2018, cash provided by operating activities decreased primarily from the $70.0 million payment related to the DPA matter made in November 2018, severance payments made in connection with the Digital Transformation Program and an increase in payments for interest of $8.8 million due to higher interest rates. The decrease was partially offset by the $30.0 million payment related to the terminated merger with Ant Financial, a decrease in cash spent on outsourcing and independent contractor and consultant costs, marketing and other costs as part of ongoing cost-savings initiatives and a decrease in signing bonus payments of $8.7 million, which included signing bonus recoveries of $1.7 million.
During 2017, cash provided by operating activities increased due to a decrease in cash taxes, net and reduction in expenditures for working capital items. The increase was partially offset by an increase in signing bonus payments of $6.3 million driven by the timing of agent expansion and retention efforts.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities in 2018, 2017 and 2016 were from capital expenditures of $57.8 million, $83.6 million and $82.8 million, respectively. During 2018, as the Company modernized its infrastructure and employed more advanced computer programming techniques, it reduced costs and the capital expenditures associated with IT processes and its agent and consumer facing systems.
Cash Flows from Financing Activities
In 2018, items impacting net cash used in financing activities were $9.8 million of principal payments on debt and payments to tax authorities for stock-based compensation of $6.2 million. In 2017, items impacting net cash used in financing activities were $9.8 million of principal payments on debt and payments to tax authorities for stock-based compensation of $8.0 million.
Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2018, we had repurchased a total of 9,842,509 shares of our common stock under this authorization and have remaining authorization to purchase up to 2,157,491 shares.
Under the terms of our outstanding credit facilities, we are restricted in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2018, and we do not anticipate declaring any dividends on our common stock during 2019.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently upon occurrence of certain events. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit’s goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2018, 2017 or 2016. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2018 was $442.2 million. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10% decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10% as of December 31, 2018, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
During the fourth quarter of 2018, after the October 1 test date, the Company's stock price changed from $5.35 per share on October 1, 2018, to a low point of $1.59 per share and closed on December 31, 2018 at $2.00 per share. The Company evaluated the impact of the decline in the stock price, which did not fall below our Global Funds Transfer reporting unit book value. As of December 31, 2018, the Global Funds Transfer reporting unit fair value is still substantially in excess of the reporting unit's carrying value and there were no qualitative factors that indicated that the fair value of the reporting unit is less than the carrying value.
Pension — Through the Company's Pension Plan and SERPs, collectively referred to as our "Pension," we provide defined benefit pension plan coverage to certain of our employees and certain employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.
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
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased the 2018 Pension and Postretirement Benefits net periodic benefit expense by $0.5 million. If the discount rate increased by 50 basis points, the Pension and Postretirement Benefits net periodic benefit expense would have decreased by $0.5 million. Decreasing the expected rate of return by 50 basis points would have increased the 2018 Pension Plan net periodic benefit expense by $0.5 million and increasing the expected rate of return by 50 basis points would have decreased the 2018 Pension Plan net periodic benefit expense by $0.5 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and GAAP.
We file tax returns in multiple states within the U.S. and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S., state and local income tax examinations for years prior to 2013. The U.S. federal income tax filings are subject to audit for fiscal years 2015 through 2018.
The benefits of tax positions are recorded in the income statement if we determine it is more-likely-than-not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation. The one exception to the more-likely-than-not recognition threshold is the reliance on past administrative practices and precedents, where a taxing authority with full knowledge of all relevant facts will accept a position as filed. In these limited situations, the Company will recognize the associated tax benefit.
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
The carrying amount of deferred tax assets must be reduced through valuation allowances if it is more-likely-than-not that the deferred tax asset will not be realized. In the period in which a valuation allowance is recorded, we would record tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is released.
In assessing the need for valuation allowances, we consider both positive and negative evidence related to the likelihood that the deferred tax assets will be realized. Our assessment of whether a valuation allowance is required or should be adjusted requires judgment and is completed on a taxing jurisdiction basis. We consider, among other matters: the nature, frequency and severity of any cumulative financial reporting losses; the ability to carry back losses to prior years; future reversals of existing taxable temporary differences; tax planning strategies and projections of future taxable income. We also consider our best estimate of the outcome of any on-going examinations based on the technical merits of the position, historical procedures and case law, among other items.
As of December 31, 2018, we have recorded valuation allowances of $68.9 million against deferred tax assets of $104.7 million. The valuation allowances primarily relate to basis differences in revalued investments, capital losses and certain foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowances is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, the Company recorded, in the fourth quarter of 2017, a $19.8 million provisional tax benefit related to the remeasurement of its net U.S. deferred tax liabilities from 35% to 21%, along with a $3.0 million tax benefit related to the remeasurement of its deferred tax assets and liabilities primarily associated with historical earnings on its foreign subsidiaries.
During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the TCJA giving consideration to additional notices and proposed regulations made available as of December 31, 2018. As a result of the additional information obtained and analyzed during the measurement period, the Company recognized an additional net tax benefit of $1.3 million during the year ended December 31, 2018. The total tax benefit recognized as a result of the enactment was $20.1 million tax benefit related to the remeasurement of our net U.S. deferred tax liabilities for the corporate rate reduction and $4.0 million tax benefit related to the remeasurement of our deferred tax assets and liabilities primarily associated with historical earnings in our foreign subsidiaries. In light of the pending regulations surrounding the TCJA, we will continue to examine the impact the new tax law has on the Company, which could adversely affect our business, financial condition and results of operations.
The TCJA includes global intangible low-taxed income ("GILTI") provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with Accounting Standards Codification ("ASC") 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, "Income Taxes."
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of additional competing white-label money transfer products or otherwise, and due to increased costs or loss of business as a result of higher compliance standards;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	current and proposed regulations addressing consumer privacy and data use and security;

•
our ability to manage fraud risks from consumers or agents; litigation and regulatory proceedings involving us or our agents, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	possible uncertainties relating to compliance with and the impact of the Amended DPA;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage risks associated with our international sales and operations, including exchange rates among currencies;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain OFAC restrictions;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	our ability to manage credit risks from our agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to the designees of Thomas H. Lee Partners, L.P. on our Board of Directors; and

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
The following is a discussion of the risks we deem most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.
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
At December 31, 2018, the Company’s investment portfolio of $2.7 billion was primarily comprised of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market funds backed by U.S. government securities, and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.

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
The following table is a detailed summary of our investment portfolio as of December 31, 2018:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$—	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	1	2.5	—%
Available-for-sale investments issued by U.S. government agencies	N/A	4.5	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA(2)	1	45.7	2%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	7	521.1	19%
Cash, cash equivalents and interest-bearing investments at institutions rated A	11	1,579.4	58%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	3	89.9	3%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	3	46.1	2%
Asset-backed and other securities	N/A	1.2	—%
Investment portfolio held within the U.S.	26	2,290.4	84%
Cash held on-hand at owned retail locations	N/A	14.3	—%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	222.3	8%
Cash, cash equivalents and interest-bearing investments at institutions rated A	14	60.1	2%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	50	154.5	6%
Investment portfolio held outside the U.S.	71	451.2	16%
Total investment portfolio		$2,741.6	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2018, all but $1.2 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 84% of our total investment portfolio is invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents and performs a collection function. For the year ended December 31, 2018, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than 1%. As of December 31, 2018, we had credit exposure to our agents of $363.2 million in the aggregate spread across 6,831 agents, of which two agents, individually, owed us in excess of $15.0 million.
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
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2018, we had a credit exposure to our official check and money order financial institution customers of $311.0 million in the aggregate spread across 1,039 financial institutions, of which one owed us in excess of $15.0 million.
With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance and we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets is not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2018, the Company held $210.3 million, or 8%, of the investment portfolio in fixed rate investments.
Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing deposit accounts, non-interest-bearing transaction accounts, money market funds backed by U.S. government securities, time deposits and certificates of deposit. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are determined using a variable rate based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise.
Our results are impacted by interest rate risk through our interest expense for borrowings under the 2013 Credit Agreement. The Company may elect an interest rate for its debt under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). In connection with the initial funding under the 2013 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Facility is 100 basis points plus the applicable margins previously referred to in this paragraph. Accordingly, any increases in interest rates will adversely affect interest expense.
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The “ramp” analysis assumes that interest rates change in even increments over the next 12 months. The “shock” analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax income (loss) that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” Many of the Company’s assets reset or can be repriced when interest rates change, generally in line with changes in the Company’s floating rate liabilities. Therefore, our risk associated with interest rates is not material.
The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2018:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	(22.7)	(11.4)	(5.7)	5.7	11.4	22.7
Investment commissions expense	13.3	6.7	3.4	(3.4)	(6.7)	(13.5)
Interest expense	7.9	4.2	2.1	(2.1)	(4.2)	(8.3)
Change in pretax income	(1.5)	(0.5)	(0.2)	0.2	0.5	0.9
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2018:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	(43.3)	(21.9)	(11.0)	11.0	22.0	44.0
Investment commissions expense	22.1	11.4	5.7	(5.7)	(11.4)	(22.8)
Interest expense	12.7	8.3	4.2	(4.2)	(8.3)	(16.7)
Change in pretax income	(8.5)	(2.2)	(1.1)	1.1	2.3	4.5
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in more than 200 countries and territories. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.
Our primary source of foreign exchange risk is transactional risk. This risk is predominantly incurred in the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. The primary currency pairs, based on volume, that are traded against the U.S. dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The tenor of forward contracts is typically fewer than 30 days.
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2018 was a gain of $4.4 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2018, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $3.3 million.
In 2018, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2018, operating income would have increased or decreased approximately $17.2 million for the year, as applicable. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis cannot reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their functional currency) into U.S. dollars for consolidation and does not have a significant impact on our results. These translation adjustments are recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K starting on page F-1. See the “Index to Financial Statements” on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed, without limitation, to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, are subject to our Code of Conduct. Our directors are also subject to our Code of Conduct, which is posted on our website at ir.moneygram.com in the Corporate Governance section. We will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on our website. The information on our website is not part of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

†10.4
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

†10.6
Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.7	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10.8	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10.9
Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.10	Viad Corporation Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.11
Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.12
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

†10.14
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

†10.15
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.16
Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.17
Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.18
The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust, dated January 5, 2005 (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

†10.19
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.20
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.21
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.22
MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated May 8, 2015 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2015).

+10.23
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

+10.24
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

10.25
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

10.26
Amendment No. 4 to Amended and Restated Credit Agreement and its related cover amendment, dated January 31, 2019, relating to Amended and Restated Credit Agreement dated March 28, 2013 between MoneyGram International, Inc., the lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2019).

10.27
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.28
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.29
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.30
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.31
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.32
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.33
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.34
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.35
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

+10.36
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

10.37
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.38
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.39
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.40
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.41
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

†10.42
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.43
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.44	Form of Executive Severance Agreement (Incorporated by reference from Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed March 16, 2018).
10.45
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

10.46
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

+10.47
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2016).

+10.48
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 31, 2016).

+10.49
Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.75 to Registrant’s Annual Report on Form 10-K filed March 16, 2017)”

10.50
Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.51
Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.52
Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.53
Amendment No. 1 to the Co-Branded MTaaS Website Addendum to the Amended and Restated Master Trust Agreement, dated February 22, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.54
Amendment No. 7 to Amended and Restated Master Trust Agreement, dated July 28, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 2, 2017)

10.55	Non-Employee Director Compensation Arrangements, revised to be effective January 1, 2017 (Incorporated by reference from Exhibit 10.76 to Registrant’s Annual Report on Form 10-K filed March 16, 2018).

10.56
Note Purchase Agreement, dated as of March 27, 2013, by and among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.57
Stock Repurchase Agreement, dated March 26, 2014, by and among the Company and the THL Selling Stockholders (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2014).

†10.58
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.59
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

†10.60
Amendment No. 1 to Employment Agreement, dated as of December 27, 2017, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 28, 2017).

†10.61
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

†10.62
Amended and Restated Employment Agreement, dated March 2, 2018, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018).

†10.63
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Time-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.64
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Restricted Stock Unit Award (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.65
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.66
2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.67
2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.68
2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2016).

†10.69
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.70
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.71
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.72
2017 Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.73
2017 Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.74
2017 Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.75
Tax Equalization Agreement, dated as of May 15, 2018, by and between MoneyGram International, Inc. and Grant Lines (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2018).

10.76
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.77
Amendment to and Extension of Deferred Prosecution Agreement dated November 8, 2018 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.78
Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction dated November 8, 2018 by and between MoneyGram International, Inc. and the Federal Trade Commission (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

*21.1	Subsidiaries of the Registrant
*23.1	Consent of KPMG LLP
*24.1	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following materials from MoneyGram's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

Date:	March 6, 2019	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	March 6, 2019
Lawrence Angelilli

/s/ John D. Stoneham	Corporate Controller (Principal Accounting Officer)	March 6, 2019
John D. Stoneham

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Peggy Vaughan	Michael Rafferty

By:	/s/ F. Aaron Henry	March 6, 2019
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
The Audit Committee of the Board of Directors, which is composed solely of outside independent directors, meets quarterly with management, internal audit and the independent registered public accounting firm to discuss internal accounting control, auditing and financial reporting matters, as well as to determine that the respective parties are properly discharging their responsibilities. Both our independent registered public accounting firm and internal auditors have had and continue to have unrestricted access to the Audit Committee without the presence of management.
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2018.
The Company’s independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018. Their attestation report regarding the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MoneyGram International, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2018, and 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Dallas, Texas
March 6, 2019

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2018	2017
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$145.5	$190.0
Settlement assets	3,373.8	3,756.9
Property and equipment, net	193.9	214.9
Goodwill	442.2	442.2
Other assets	140.7	168.5
Total assets	$4,296.1	$4,772.5
LIABILITIES
Payment service obligations	$3,373.8	$3,756.9
Debt, net	901.0	908.1
Pension and other postretirement benefits	76.6	97.3
Accounts payable and other liabilities	213.5	255.5
Total liabilities	4,564.9	5,017.8
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at December 31, 2018 and December 31, 2017	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at December 31, 2018 and December 31, 2017	0.6	0.6
Additional paid-in capital	1,046.8	1,034.8
Retained loss	(1,403.6)	(1,336.1)
Accumulated other comprehensive loss	(67.5)	(63.0)
Treasury stock: 3,207,118 and 4,585,223 shares at December 31, 2018 and December 31, 2017, respectively	(29.0)	(65.5)
Total stockholders’ deficit	(268.8)	(245.3)
Total liabilities and stockholders’ deficit	$4,296.1	$4,772.5
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2018	2017	2016
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,398.1	$1,560.9	$1,612.4
Investment revenue	49.5	41.2	18.0
Total revenue	1,447.6	1,602.1	1,630.4
EXPENSES
Fee and other commissions expense	688.6	763.5	793.1
Investment commissions expense	19.3	8.7	2.5
Direct transaction expense	24.3	21.8	18.8
Total commissions and direct transaction expenses	732.2	794.0	814.4
Compensation and benefits	259.8	271.8	288.5
Transaction and operations support	298.8	380.5	290.7
Occupancy, equipment and supplies	62.0	66.1	61.9
Depreciation and amortization	76.3	75.1	79.9
Total operating expenses	1,429.1	1,587.5	1,535.4
OPERATING INCOME	18.5	14.6	95.0
Other expenses
Interest expense	53.6	45.3	45.0
Debt extinguishment costs	—	—	0.3
Other non-operating (income) expense	(24.2)	5.9	7.2
Total other expenses	29.4	51.2	52.5
(Loss) income before income taxes	(10.9)	(36.6)	42.5
Income tax expense (benefit)	13.1	(6.8)	26.6
NET (LOSS) INCOME	$(24.0)	$(29.8)	$15.9

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.37)	$(0.47)	$0.26
Diluted	$(0.37)	$(0.47)	$0.24

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	64.3	62.9	62.3
Diluted	64.3	62.9	65.9
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2018	2017	2016
(Amounts in millions)
NET (LOSS) INCOME	$(24.0)	$(29.8)	$15.9
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.0 for the years ended December 31, 2018 and 2017 and $0.1 for the year ended December 31, 2016	(0.3)	3.6	(0.3)
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the years ended December 31, 2018, 2017 and 2016	—	(12.2)	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $1.0, $1.6 and $2.0 for the years ended December 31, 2018, 2017 and 2016, respectively	3.5	2.8	3.5
Valuation adjustment for pension and postretirement benefits, net of tax expense (benefit) of $1.8, ($4.5) and ($1.2) for the years ended December 31, 2018, 2017 and 2016, respectively	6.1	(10.6)	(2.1)
Unrealized foreign currency translation adjustments, net of tax benefit (expense) of $0.0, ($8.0) and $1.3 for the years ended December 31, 2018, 2017 and 2016, respectively	(13.8)	9.5	(6.4)
Other comprehensive loss	(4.5)	(6.9)	(5.3)
COMPREHENSIVE (LOSS) INCOME	$(28.5)	$(36.7)	$10.6
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2018	2017	2016
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24.0)	$(29.8)	$15.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76.3	75.1	79.9
Signing bonus amortization	53.9	51.9	54.0
Deferred income tax expense (benefit)	9.5	(4.9)	7.3
Amortization of debt discount and debt issuance costs	3.1	3.2	3.7
Non-cash compensation and pension expense	18.2	20.4	25.1
Gain on redemption of asset-backed security	—	(12.2)	—
Signing bonus payments	(31.6)	(40.3)	(34.0)
Change in other assets	(3.9)	(4.6)	1.0
Change in accounts payable and other liabilities	(73.7)	70.3	(31.8)
Other non-cash items, net	1.5	3.4	(0.2)
Net cash provided by operating activities	29.3	132.5	120.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57.8)	(83.6)	(82.8)
Net cash used in investing activities	(57.8)	(83.6)	(82.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	(9.8)	(30.3)
Payments to tax authorities for stock-based compensation	(6.2)	(8.0)	(2.7)
Proceeds from exercise of stock options and other	—	1.7	—
Stock repurchases	—	—	(11.7)
Contingent consideration payment	—	—	(0.7)
Net cash used in financing activities	(16.0)	(16.1)	(45.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(44.5)	32.8	(7.3)
CASH AND CASH EQUIVALENTS—Beginning of year	190.0	157.2	164.5
CASH AND CASH EQUIVALENTS—End of year	$145.5	$190.0	$157.2
Supplemental cash flow information:
Cash payments for interest	$50.7	$41.9	$41.6
Cash payments for taxes, net of refunds	$4.8	$5.0	$9.5
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,231.4)	$(50.8)	$(134.2)	$(229.5)
Net income	—	—	—	15.9	—	—	15.9
Stock-based compensation activity	—	—	17.9	(37.1)	—	34.2	15.0
Stock repurchase	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive loss	—	—	—	—	(5.3)	—	(5.3)
December 31, 2016	183.9	0.6	1,020.3	(1,252.6)	(56.1)	(111.7)	(215.6)
Net loss	—	—	—	(29.8)	—	—	(29.8)
Stock-based compensation activity	—	—	14.5	(53.7)	—	46.2	7.0
Other comprehensive loss	—	—	—	—	(6.9)	—	(6.9)
December 31, 2017	183.9	0.6	1,034.8	(1,336.1)	(63.0)	(65.5)	(245.3)
Net loss	—	—	—	(24.0)	—	—	(24.0)
Stock-based compensation activity	—	—	12.0	(43.4)	—	36.5	5.1
Cumulative effect of adoption of ASU 2016-16	—	—	—	(0.1)	—	—	(0.1)
Other comprehensive loss	—	—	—	—	(4.5)	—	(4.5)
December 31, 2018	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)

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
In the first quarter of 2018, the Company changed the presentation of certain operating expenses, which are now presented as part of "Direct transaction expense" on the Consolidated Statements of Operations. Direct transaction expense includes expenses related to the processing of money transfers, such as customer authentication and funding costs. Prior period amounts have been updated to reflect the change in presentation, which had no impact on operating income, net income, earnings per share, or segments' operating results.
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
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company had only one SPE remaining with settlement assets equal to the payment service obligations of $0.8 million.
Merger Agreement — On January 26, 2017, MoneyGram International, Inc. entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, the “Merger Agreement”) with Alipay (UK) Limited, a United Kingdom limited company (“Alipay”), Matrix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Alipay (“Merger Sub”), and, solely for purposes of certain specified provisions of the Merger Agreement, Alipay (Hong Kong) Holding Limited, a Hong Kong limited company, providing for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Alipay (the “Merger”). The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. On January 2, 2018, the parties to the Merger Agreement were advised that CFIUS clearance of the Merger would not be forthcoming, and after further discussion between the parties, they determined to cease efforts to seek CFIUS approval and entered into a Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Alipay paid the Company a termination fee of $30.0 million on January 3, 2018, which is recorded in "Other non-operating (income) expense" on the Consolidated Statements of Operations for the year ended December 31, 2018. The parties agreed to release each other from certain claims and liabilities arising out of or relating to the Merger Agreement or the transactions contemplated thereby.

Note 2 — Summary of Significant Accounting Policies

Cash and cash equivalents — The Company defines cash and cash equivalents and settlement cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.
Settlement assets and payment service obligations — The Company records payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. These obligations are recognized by the Company at the time the underlying transaction occurs. The Company records corresponding settlement assets, which represent funds received or to be received for unsettled money transfers, money orders and consumer payments. Settlement assets consist of settlement cash and cash equivalents, receivables and investments. Payment service obligations primarily consist of outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed to investment brokers for purchased securities and unclaimed instruments owed to various states.
The Company’s primary licensed entity is MoneyGram Payment Systems, Inc. (“MPSI”), which enables us to offer our money transfer service around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third-party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2018.
The following table summarizes the amount of settlement assets and payment service obligations as of December 31:

(Amounts in millions)	2018	2017
Settlement assets:
Settlement cash and cash equivalents	$1,435.7	$1,469.9
Receivables, net	777.7	1,125.8
Interest-bearing investments	1,154.7	1,154.2
Available-for-sale investments	5.7	7.0
	$3,373.8	$3,756.9
Payment service obligations	$(3,373.8)	$(3,756.9)
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
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Beginning balance	$6.6	$11.8	$9.2
Provision	11.2	8.0	12.9
Write-offs, net of recoveries	(10.5)	(13.2)	(10.3)
Ending balance	$7.3	$6.6	$11.8
Investments (included in settlement assets) — The Company classifies securities as interest-bearing or available-for-sale. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to 24 months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations under "Total other expenses."
Interest income on residential mortgage-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on residential mortgage-backed securities for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield. Additionally, the Company applies the cost recovery method of accounting for interest to some of the investments within the available-for-sale portfolio as it believes it is probable that we will not recover all, or substantially all, of its principal investment and interest for its asset-backed and other securities given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
The Company evaluates all residential mortgage-backed and other asset-backed investments for impairment based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost in the period the impairment occurs. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold.
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
Computer software includes acquired and internally developed software. For the years ended December 31, 2018 and 2017, software development costs of $22.6 million and $43.9 million, respectively, were capitalized. At December 31, 2018 and 2017, there were $104.0 million and $115.2 million, respectively, of unamortized software development costs included in property and equipment.
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
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill is not amortized but is instead subject to impairment testing.
Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Type of Intangible Asset	Useful Life
Contractual and customer relationships	3-15 years
Non-compete agreements	3-5 years
Developed technology	5-7 years
The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” When testing goodwill for impairment, the Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, the Company considers the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the carrying value of the reporting unit is compared to its estimated fair value. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, to the extent the carrying amount of the reporting unit exceeds its fair value, an impairment charge of the reporting unit's goodwill would be recognized; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.
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
The legislation commonly known as the "Tax Cuts and Jobs Act," and also known as H.R. 1 - 115th Congress (the "TCJA"), includes global intangible low-taxed income ("GILTI") provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with ASC 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, "Income Taxes."
The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Operations. See Note 13— Income Taxes for additional disclosure.
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
Revenue Recognition — In the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative effect transition method for all contracts. There was no transition impact on the Consolidated Financial Statements from the adoption of this ASU. The Company earns revenues from consideration specified in contracts with customers and recognizes revenue when it satisfies its performance obligations by transferring control over its services and products to customers. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities. The following is a description of the principal activities, separated by reporting segments, from which the Company generates revenues. For more information about the Company's reporting segments, see Note 15 — Segment Information. For tabular revenue disclosures, see Note 16 — Revenue Recognition.
Global Funds Transfer Segment:
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, kiosk or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the "send" and "receive" locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions. Under our loyalty programs for money transfer services, consumers earn rewards based on transaction frequency. In 2018, the Company introduced the MoneyGram loyalty program, which allows members to earn discounts on future transactions. The loyalty program redemption activity for the year ended December 31, 2018, was insignificant to the Company's results of operations.
Bill payment services fee revenue — Bill payment revenues are earned primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or with a credit or debit card. We offer consumers same-day and two or three-day payment service options; the service option is dependent upon our agreement with the biller. Each bill payment service is considered a separate agreement with the consumer and includes only one performance obligation that is satisfied at a point in time, when the funds are transferred to the designated institution, which is generally within the same day. The consumer is in control of the service, as the consumer picks out the "send" location and time. MoneyGram does not offer refunds for bill payment services and revenue is recognized on a gross basis as the Company is considered the principal in these transactions.
Other revenue — Includes breakage income, fees from royalties, early contract terminations, insufficient funds and other one-time charges. The Company recognizes breakage revenue for unclaimed money transfers when the likelihood of consumer pick-up becomes remote based on historical experience and there is no requirement for remitting balances to government agencies.
Financial Paper Products Segment:
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
Investment Revenue:
Investment revenue, which is not within the scope of ASC Topic 606 per ASC 606-10-15-2, is earned from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income, income received on our cost recovery securities and amortization of premiums and discounts. Investment revenue varies depending on the level of investment balances and the yield on our investments.
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
Direct Transaction Expense — Direct transaction expense includes expenses related to the processing of money transfers, such as customer authentication and funding costs.
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $51.2 million, $57.2 million and $65.1 million for 2018, 2017 and 2016, respectively.

Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed using the straight-line method over their vesting or service periods. For grants to employees, expense, net of estimated forfeitures, is recognized in the “Compensation and benefits” line and expense for grants to non-employee directors (which excludes Thomas H. Lee Partners L.P. ["THL"] board representatives, who do not receive compensation for their service as directors) is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation." Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 12 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
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
The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share for the period ended December 31:

(Amounts in millions)	2018	2017	2016
Basic common shares outstanding	64.3	62.9	62.3
Shares related to stock options and restricted stock units	—	—	3.6
Diluted common shares outstanding	64.3	62.9	65.9
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

(Amounts in millions)	2018	2017	2016
Shares related to stock options	1.8	1.7	2.7
Shares related to restricted stock units	2.3	3.2	—
Shares excluded from the computation	4.1	4.9	2.7
Recent Accounting Pronouncements and Related Developments — In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

•	ASU 2018-10 (Issued July 2018) — Codification Improvements to Topic 842, Leases

•	ASU 2018-11 (Issued July 2018) — Leases (Topic 842): Targeted Improvements

•	ASU 2018-20 (Issued December 2018) — Leases (Topic 842): Narrow-Scope Improvements for Lessors
ASU 2018-11 provided entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The new lease standard is effective for fiscal years beginning after December 15, 2018, and the Company will adopt this standard on January 1, 2019, utilizing the transition method allowed under ASU 2018-11. The Company will use the adoption date as the initial application date.
The Company's leases consist primarily of operating leases for buildings, equipment and vehicles as further described in Note 14 — Commitments and Contingencies. This standard will have a material impact on the Consolidated Balance Sheets. However, management believes that this standard will not have a material impact on the Consolidated Statements of Operations. The most significant impact will be the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. Our accounting for capital leases will remain substantially unchanged. The Company estimates that the value of lease liabilities will be approximately $58.0 million and the value of ROU assets will be approximately $54.0 million as of January 1, 2019. The lease liability is calculated based on remaining minimum rental payments under current leasing standards for existing operating leases and the ROU assets is calculated the same as the lease liability but it includes approximately $3.0 million of accrued rent. Upon adoption, the ROU assets will be presented on the Consolidated Balance Sheets as part of "Other assets" and the lease liabilities will be included in "Accounts payable and other liabilities." Additionally, we will elect the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We will not elect the use of hindsight practical expedient or the practical expedient pertaining to land easements, as the latter is not applicable to us. We will also elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company will elect the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. The Company is finalizing the evaluation of the impact of ASC Topic 842. In connection with the adoption on January 1, 2019, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC Topic 842 on our financial statements disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASU:

•	ASU 2018-19 (Issued November 2018) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses
These ASUs are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. MoneyGram will not be early adopting these standards. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. The modified retrospective approach resulted in a cumulative effect of $0.1 million to "Retained loss," consisting of a deferred charge of $1.3 million offset by a recording of deferred tax balances of $1.2 million from "Other assets" on the Consolidated Balance Sheets.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in the standard require components of net periodic benefit cost, other than service cost, to be presented outside of income from operations. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior to the adoption of this ASU, the Company presented net periodic benefit costs, other than service cost, in "Compensation and benefits" on the Consolidated Statements of Operations. Upon adoption, these costs were reclassified to "Other non-operating (income) expense" on the Consolidated Statements of Operations and the prior period was updated to reflect this change. For the years ended December 31, 2018, 2017 and 2016, net periodic benefit costs, other than service cost, were $5.8 million, $5.9 million and $7.2 million, respectively.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. ASU 2018-02 will not have an impact on the Consolidated Statements of Operations. The amendments in this standard also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company will not be early adopting this standard. The impact of this ASU is still being evaluated, but management does not expect this standard to have a material impact on the Consolidated Balance Sheets.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Plans - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans. The amendments in this standard require that entities now disclose the weighted-average interest credit ratings for cash balance plans and other plans with promised interest credit ratings and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, as well as clarify and remove certain other disclosures. This standard is effective for fiscal years ending after December 15, 2020, and, although early adoption is permitted, MoneyGram will not be early adopting this standard. The impact of this ASU is still being evaluated, but management does not expect this standard to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in the standard allow for the capitalization of certain implementation costs associated with a hosting arrangement that is a service contract by applying the guidance in ASC Subtopic 350-40, "Internal-Use Software." This standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted, including in any interim period. MoneyGram adopted this standard as of October 1, 2018, on a prospective basis and, as such, there was no accumulated impact to the consolidated financial statements upon adoption. The capitalized costs are presented on the Consolidated Balance Sheets as part of "Other assets." The amortization of such costs is recorded in the same line item on the Consolidated Statements of Operations as the expense for fees for the associated hosting arrangement. The payments for these costs are recognized as part of "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.

Note 3 — Restructuring and Reorganization Costs

In the first quarter of 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. In connection with the Digital Transformation Program, which is expected to be substantially completed in 2019, the Company expects over 400 employees to be affected, possibly through transfers or terminations, representing over 14% of the Company’s global workforce as of December 31, 2017. The Company expects to incur restructuring and reorganization charges between $24.5 million and $26.5 million, consisting primarily of severance and outplacement benefits (between $19.0 million and $19.5 million), real estate lease termination and other associated costs (between $3.0 million and $3.5 million), legal and other costs (between $2.0 million and $3.0 million), and reorganization costs (approximately $0.5 million). The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. On the Consolidated Statements of Operations, the severance and outplacement benefits and reorganization costs are recorded in "Compensation and benefits," the real estate lease termination and other associated costs are recorded in "Occupancy, equipment and supplies" and the legal and other costs are recorded in "Transaction and operations support."
The following table is a roll-forward of the restructuring and reorganization costs accrual as of December 31, 2018:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2017	$—
Expenses	20.4
Cash payments	(11.1)
Non-cash operating expenses	(3.0)
Balance, December 31, 2018	$6.3
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of December 31, 2018:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$19.9
Estimated additional restructuring costs to be incurred	6.1
Total restructuring costs incurred and to be incurred	26.0
Total reorganization costs incurred and to be incurred	0.5
Total restructuring and reorganization costs incurred and to be incurred	$26.5

The following table summarizes the restructuring and reorganization costs recorded during the year ended December 31, 2018:

(Amounts in millions)
Restructuring costs in operating expenses:
Compensation and benefits	$15.6
Transaction and operations support	2.0
Occupancy, equipment and supplies	2.0
Depreciation	0.3
Total restructuring costs in operating expenses	19.9
Reorganization costs in operating expenses:
Compensation and benefits	0.5
Total reorganization costs in operating expenses	0.5
Total restructuring and reorganization costs in operating expenses	$20.4
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring and reorganization costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring costs:
First quarter 2018	7.3	—	7.3
Second quarter 2018	5.0	—	5.0
Third quarter 2018	1.2	—	1.2
Fourth quarter 2018	6.4	—	6.4
Total cumulative restructuring costs incurred to date in operating expenses	19.9	—	19.9
Total estimated additional restructuring costs to be incurred	6.1	—	6.1
Total restructuring costs incurred and to be incurred	26.0	—	26.0
Reorganization costs:
Second quarter 2018	—	0.5	0.5
Total reorganization costs incurred and to be incurred	—	0.5	0.5
Total restructuring and reorganization costs incurred and to be incurred	$26.0	$0.5	$26.5

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
Assets and liabilities that are measured at fair value on a recurring basis:

•
Available-for-sale investments — For residential mortgage-backed securities issued by U.S. government agencies, fair value measures are obtained from an independent pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service measures fair value through the use of pricing models utilizing reported market quotes adjusted for observable inputs, such as market prices for comparable securities, spreads, prepayment speeds, yield curves and delinquency rates. Accordingly, these securities are classified as Level 2 financial instruments.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.5	$—	$4.5
Asset-backed and other securities	—	1.2	1.2
Forward contracts	—	—	—
Total financial assets	$4.5	$1.2	$5.7
Financial liabilities:
Forward contracts	$1.2	$—	$1.2

December 31, 2017
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$5.6	$—	$5.6
Asset-backed and other securities	—	1.4	1.4
Forward contracts	0.2	—	0.2
Total financial assets	$5.8	$1.4	$7.2
Financial liabilities:
Forward contracts	$1.0	$—	$1.0
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Beginning balance	$1.4	$10.6	$11.6
Principal paydowns	—	(0.8)	(1.2)
Change in unrealized (losses) gains	(0.2)	3.8	0.3
Net realized gains	—	(12.2)	(0.1)
Ending balance	$1.2	$1.4	$10.6

Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2018	2017	2018	2017
Senior secured credit facility	$737.1	$910.8	$904.4	$914.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2018 and 2017.
The Company records the investments in its defined benefit pension plan ("Pension Plan") trust at fair value. The majority of the Pension Plan’s investments is common/collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined based on the current market values of the underlying assets. See Note 10 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s property and equipment, goodwill and other intangible assets, which are remeasured only in the event of an impairment. No impairments of property and equipment, goodwill and other intangible assets were recorded during 2018, 2017 and 2016.
Fair value remeasurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expenses" line in the Consolidated Statements of Operations.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2018	2017
Cash	$1,578.7	$1,654.5
Money market securities	2.5	5.4
Cash and cash equivalents (1)	1,581.2	1,659.9
Interest-bearing investments	1,154.7	1,154.2
Available-for-sale investments	5.7	7.0
Total investment portfolio	$2,741.6	$2,821.1
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
Cash and Cash Equivalents — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities. The Company’s money market securities are invested in one fund, which is AAA rated and consists of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months and are issued from financial institutions rated A- or better as of December 31, 2018.

Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
December 31, 2018
Residential mortgage-backed securities	$4.2	$0.3	$4.5
Asset-backed and other securities	0.2	1.0	1.2
Total	$4.4	$1.3	$5.7

December 31, 2017
Residential mortgage-backed securities	$5.2	$0.4	$5.6
Asset-backed and other securities	0.2	1.2	1.4
Total	$5.4	$1.6	$7.0
As of December 31, 2018 and 2017, 79% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the years ended December 31, 2018 and 2016, the Company had nominal net realized gains or losses. For the year ended December 31, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in "Investment revenue" on the Consolidated Statement of Operations. Prior to the redemption, the security had $0.5 million in book value with $7.9 million in unrealized gains. As of December 31, 2018 and 2017, net unrealized gains, net of tax of $1.9 million and $2.2 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had nominal unrealized losses in its available-for-sale portfolio as of December 31, 2018 and 2017.
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

	2018			2017
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	11	$4.5	79%	11	$5.6	80%
Below investment grade	36	1.2	21%	38	1.4	20%
Total	47	$5.7	100%	49	$7.0	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2018 and 2017, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2018 and 2017: 95% and 93% used a third-party pricing service and 5% and 7% used broker quotes, respectively.

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

(Amounts in millions)	2018	2017	2016
Net realized foreign currency (loss) gain	$(5.8)	$21.0	$(5.4)
Net gain (loss) from the related forward contracts	10.2	(13.5)	23.6
Net gains from foreign currency transactions and related forward contracts	$4.4	$7.5	$18.2
As of December 31, 2018 and 2017, the Company had $300.2 million and $311.5 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of December 31, 2018 and 2017, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2018	2017	2018	2017	2018	2017
Forward contracts	Other assets	$0.2	$0.4	$(0.2)	$(0.2)	$—	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2018	2017	2018	2017	2018	2017
Forward contracts	Accounts payable and other liabilities	$1.4	$1.2	$(0.2)	$(0.2)	$1.2	$1.0
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

Note 7 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2018	2017
Computer hardware and software	$462.6	$432.1
Signage	59.1	71.3
Equipment at agent locations	59.7	59.1
Office furniture and equipment	28.3	29.6
Leasehold improvements	27.3	28.6
Total property and equipment	637.0	620.7
Accumulated depreciation and amortization	(443.1)	(405.8)
Total property and equipment, net	$193.9	$214.9
Depreciation and amortization expense for property and equipment for 2018, 2017 and 2016 was $74.8 million, $73.0 million and $76.9 million, respectively.

At December 31, 2018 and 2017, the Company had $3.8 million and $5.1 million, respectively, in accrued purchases of property and equipment included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During 2018 and 2016, the Company recognized a loss of $0.1 million and $0.2 million, respectively, on disposals of its property and equipment. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations. During 2017, the Company had nominal losses related to disposals of its property and equipment.

Note 8 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance was $442.2 million as of December 31, 2018 and 2017, and all relates to the Global Funds Transfer segment. The Company performed an annual assessment of goodwill during the fourth quarter of 2018, 2017 and 2016. No impairments of goodwill were recorded in 2018, 2017 and 2016.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31:

	2018		2017
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.4	$(3.2)	$445.4	$(3.2)
Intangibles — The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2018			2017
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$9.2	$(7.6)	$1.6	$10.7	$(7.8)	$2.9
Non-compete agreements	0.6	(0.6)	—	1.0	(0.9)	0.1
Developed technology	0.6	(0.4)	0.2	0.6	(0.3)	0.3
Total intangible assets	$10.4	$(8.6)	$1.8	$12.3	$(9.0)	$3.3
Intangible asset amortization expense for 2018, 2017 and 2016 was $1.5 million, $2.1 million and $3.0 million, respectively. The estimated future intangible asset amortization expense is $0.5 million, $0.5 million, $0.5 million, and $0.3 million for 2019, 2020, 2021 and 2022, respectively.

Note 9 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

	December 31, 2018		December 31, 2017
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	5.59%	$904.4	4.94%	$914.2
Unamortized debt issuance costs and debt discount		(3.4)		(6.1)
Total debt, net		$901.0		$908.1
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Facility"). The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with BOA, as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the Term Facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the Revolving Credit Facility under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the Term Facility for share repurchases exclusively from affiliates of THL and Goldman, Sachs & Co. ("Goldman Sachs"). The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL reducing the remaining limit for such purchases to $170.0 million.
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
On January 31, 2019, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement, effective January 31, 2019 (the “Amendment”) to the 2013 Credit Agreement. The Amendment, among other things, increased the maximum secured leverage ratio for the fourth quarter of 2018 from 3.750:1 to 4.000:1, for the first quarter of 2019 from 3.500:1 to 4.250:1 and for the second quarter of 2019 from 3.500:1 to 4.500:1. In addition, the Amendment decreased the aggregate revolving credit commitments from $85.8 million to $45.0 million and tightened certain negative covenant baskets for the benefit of the revolving lenders only when the pro forma secured leverage ratio of the Company is greater than 3.75:1. The Amendment also provides that in the event the Company’s cash balance exceeds $140.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under the 2013 Credit Agreement, and that the Company may not draw on the Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $140.0 million after giving effect to such borrowing. As of March 6, 2019, the Revolving Credit Facility remains undrawn.
The 2013 Credit Agreement is secured by substantially all of the non-financial assets of the Company and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the 2013 Credit Agreement.
The Company may elect an interest rate under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). For the years ended December 31, 2018, 2017 and 2016, the Eurodollar rate was the effectively elected primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Facility is 100 basis points plus the applicable margins previously referred to in this paragraph. The Company's effective interest rate on the senior secured borrowings increased from 4.94% at December 31, 2017 to 5.59% at December 31, 2018 due to an increase in the Eurodollar rate.
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2018, the Company had no outstanding letters of credit and no borrowings under the Revolving Credit Facility, and subsequent to the January 31, 2019 amendment, the Company has $45.0 million of availability.
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
The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $145.5 million and $190.0 million as of December 31, 2018 and December 31, 2017, respectively.
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Ratio Not to Exceed
July 1, 2018 through December 31, 2018	2.25:1	4.000:1
January 1, 2019 through March 31, 2019	2.25:1	4.250:1
April 1, 2019 through June 30, 2019	2.25:1	4.500:1
As of December 31, 2018, the Company was in compliance with its financial covenants: our interest coverage ratio was 5.19 to 1.00 and our secured leverage ratio was 3.452 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in “Interest expense” on the Consolidated Statements of Operations.
The Company records debt issuance costs for its Revolving Credit Facility in Other assets on its Consolidated Balance Sheets and related amortization is recorded in "Interest expense" on the Consolidated Statements of Operations. The unamortized costs associated with the Revolving Credit Facility were $0.3 million and $0.7 million as of December 31, 2018 and 2017, respectively.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded in “Interest expense."
Debt Extinguishment Costs — There were no debt extinguishment costs recognized in 2018 or 2017. In 2016, the Company recognized debt extinguishment costs of $0.3 million in connection with the Term Facility principal payments and debt repurchase discussed above which are recorded in "Debt extinguishment costs" on the Consolidated Statements of Operations.
Interest Paid in Cash — The Company paid $50.7 million, $41.9 million and $41.6 million of interest in 2018, 2017 and 2016, respectively.
Maturities — At December 31, 2018, debt totaling $892.1 million will mature in March 2020, while debt principal totaling $12.3 million will be paid quarterly in increments of approximately $2.5 million through the maturity date. Any borrowings under the Revolving Credit Facility will mature in September 2019.

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
Supplemental Executive Retirement Plans — The Company has obligations under various supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2018, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
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
Actuarial Valuation Assumptions — The measurement date for the Company’s Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net periodic benefit expense (income):
Discount rate for benefit obligation	3.58%	4.05%	4.31%	3.65%	4.11%	4.32%	3.72%	4.30%	4.53%
Discount rate for interest cost	3.13%	3.36%	3.45%	3.20%	3.31%	3.32%	3.20%	3.38%	3.43%
Expected return on plan assets	4.59%	4.52%	4.66%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.75%	7.00%	6.50%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.75%	8.25%	7.75%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2025/ 2027	2024/ 2025	2024
Benefit obligation:
Discount rate	4.25%	3.58%	4.05%	4.32%	3.65%	4.11%	4.41%	3.72%	4.30%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.25%	7.75%	7.00%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	8.25%	7.75%	8.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2025	2025/ 2027	2024/ 2025
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

The following table is a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2018
Common/collective trusts
Short-term investment fund	$12.2	$—	$12.2
Equity securities:
Large cap	10.2	—	10.2
Small cap	2.1	—	2.1
International	5.3	—	5.3
Fixed income securities	80.0	—	80.0
Real estate	—	5.5	5.5
Total investments in the fair value hierarchy	$109.8	$5.5	$115.3
December 31, 2017
Common/collective trusts
Short-term investment fund	$3.3	$—	$3.3
Equity securities:
Large cap	14.7	—	14.7
Small cap	3.4	—	3.4
International	10.1	—	10.1
Fixed income securities	82.2	—	82.2
Real estate	—	5.5	5.5
Total investments in the fair value hierarchy	$113.7	$5.5	$119.2
The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plans assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2018	$109.8	Daily	15 Days

December 31, 2017	$113.7	Daily	15 Days
Plan Financial Information — Net periodic benefit expense (income) for the Pension and Postretirement Benefits recorded in the Consolidated Statements of Operations in "Other non-operating (income) expense" includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2018	2017	2016	2018	2017	2016
Interest cost	$6.3	$6.6	$7.0	$—	$—	$—
Expected return on plan assets	(5.0)	(5.1)	(5.3)	—	—	—
Amortization of net actuarial loss	4.3	4.6	5.8	0.1	0.1	0.2
Amortization of prior service cost (credit)	0.1	0.1	0.1	—	(0.4)	(0.6)
Net periodic benefit expense (income)	$5.7	$6.2	$7.6	$0.1	$(0.3)	$(0.4)

The following tables are a summary of the amounts recognized in other comprehensive (loss) income and net periodic benefit expense (income) for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2018
Net actuarial gain	$(7.8)	$(0.1)
Amortization of net actuarial loss	(4.3)	(0.1)
Amortization of prior service (cost) credit	(0.1)	—
Total recognized in other comprehensive (income) loss	$(12.2)	$(0.2)
Total recognized in net periodic benefit expense	5.7	0.1
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$(6.5)	$(0.1)
2017
Net actuarial loss	$15.3	$—
Amortization of net actuarial loss	(4.6)	(0.1)
Amortization of prior service (cost) credit	(0.1)	0.4
Total recognized in other comprehensive (income) loss	$10.6	$0.3
Total recognized in net periodic benefit expense (income)	6.2	(0.3)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$16.8	$—
2016
Net actuarial loss (gain)	3.5	(0.1)
Amortization of net actuarial loss	(5.8)	(0.2)
Amortization of prior service credit	(0.1)	0.6
Total recognized in other comprehensive (income) loss	$(2.4)	$0.3
Total recognized in net periodic benefit expense (income)	7.6	(0.4)
Total recognized in other comprehensive (income) loss and net periodic benefit expense (income)	$5.2	$(0.1)
The estimated net actuarial loss and prior service (cost) credit for the Pension that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2019 is $3.4 million ($2.6 million net of tax) and $0.1 million, respectively. The estimated net actuarial loss and prior service credit for the Postretirement Benefits that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2019 is $0.1 million ($0.1 million net of tax). There is no estimated prior service credit amortization during 2019 for the Postretirement Benefits.
The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at the beginning of the year	$215.8	$210.4	$0.7	$0.8
Interest cost	6.3	6.6	—	—
Actuarial (gain) loss	(15.4)	19.1	(0.1)	—
Benefits paid	(15.4)	(20.3)	—	(0.1)
Benefit obligation at the end of the year	$191.3	$215.8	$0.6	$0.7

Change in plan assets:
Fair value of plan assets at the beginning of the year	$119.2	$112.2	$—	$—
Actual return on plan assets	(2.6)	8.8	—	—
Employer contributions	14.1	18.5	—	0.1
Benefits paid	(15.4)	(20.3)	—	(0.1)
Fair value of plan assets at the end of the year	$115.3	$119.2	$—	$—
Unfunded status at the end of the year	$76.0	$96.6	$0.6	$0.7

In October 2018, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. The unfunded status of the Pension Plan was $12.0 million and $22.7 million at December 31, 2018 and 2017, respectively, and the unfunded status of the SERPs was $64.0 million and $73.9 million at December 31, 2018 and 2017, respectively.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Pension and other postretirement benefits liability	$76.0	$96.6	$0.6	$0.7	$76.6	$97.3
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$44.6	$54.1	$0.4	$0.5	$45.0	$54.6
Prior service cost (credit), net of tax	0.2	0.2	—	—	0.2	0.2
Total	$44.8	$54.3	$0.4	$0.5	$45.2	$54.8
The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Benefit obligation	$127.3	$141.9	$64.0	$73.9	$0.6	$0.7
Accumulated benefit obligation	127.3	141.9	64.0	73.8	—	—
Fair value of plan assets	115.3	119.2	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2019	2020	2021	2022	2023	2024-2028
Pension	$25.7	$15.2	$14.9	$14.5	$14.2	$61.7
Postretirement Benefits	0.1	0.1	—	—	—	0.2
Although the Company has no minimum required contribution for the Pension Plan in 2019, we expect to contribute $8.0 million to the Pension Plan in 2019. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.7 million in 2019.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.4 million, $4.8 million and $5.1 million in 2018, 2017 and 2016, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $2.5 million, $2.8 million and $2.0 million for 2018, 2017 and 2016, respectively.

Note 11 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid in 2018, 2017 or 2016.
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
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2018, the Company has repurchased 9,842,509 shares of common stock under this authorization and has remaining authorization to repurchase up to 2,157,491 shares.
The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
January 1, 2016	200	71	71	162,500	58,824	53,212	(5,612)
Stock repurchase	—	—	—	—	—	(1,565)	(1,565)
Release for restricted stock units	—	—	—	—	—	1,118	1,118
December 31, 2016	200	71	71	162,500	58,824	52,765	(6,059)
Release for restricted stock units and stock options exercised	—	—	—	—	—	1,474	1,474
December 31, 2017	200	71	71	162,500	58,824	54,239	(4,585)
Release for restricted stock units and stock options exercised	—	—	—	—	—	1,378	1,378
December 31, 2018	200	71	71	162,500	58,824	55,617	(3,207)
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — THL and Goldman Sachs (collectively, the "Investors") have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investors and has not recognized any further liability or expense related to the Participation Agreement.
Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2018	2017
Net unrealized gains on securities classified as available-for-sale, net of tax	$1.9	$2.2
Cumulative foreign currency translation adjustments, net of tax	(24.2)	(10.4)
Pension and Postretirement Benefits adjustments, net of tax	(45.2)	(54.8)
Accumulated other comprehensive loss	$(67.5)	$(63.0)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2018	2017	2016	Statement of Operations Location
Net change in unrealized gains on securities classified as available-for-sale	$—	$(12.2)	$(0.4)	"Investment revenue"
Tax expense	—	—	0.1
Total, net of tax	$—	$(12.2)	$(0.3)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$0.1	$(0.3)	$(0.5)	"Other non-operating expense (income)"
Amortization of net actuarial loss	4.4	4.7	6.0	"Other non-operating expense (income)"
Total before tax	4.5	4.4	5.5
Tax benefit, net	(1.0)	(1.6)	(2.0)
Total, net of tax	$3.5	$2.8	$3.5

Total reclassified for the period, net of tax	$3.5	$(9.4)	$3.2
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2016	$11.1	$(13.5)	$(48.4)	$(50.8)
Other comprehensive loss before reclassification	—	(6.4)	(2.1)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	3.5	3.2
Net current period other comprehensive (loss) income	(0.3)	(6.4)	1.4	(5.3)
December 31, 2016	10.8	(19.9)	(47.0)	(56.1)
Other comprehensive income (loss) before reclassification	3.6	9.5	(10.6)	2.5
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	2.8	(9.4)
Net current period other comprehensive (loss) income	(8.6)	9.5	(7.8)	(6.9)
December 31, 2017	2.2	(10.4)	(54.8)	(63.0)
Other comprehensive (loss) income before reclassification	(0.3)	(13.8)	6.1	(8.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	3.5	3.5
Net current period other comprehensive (loss) income	(0.3)	(13.8)	9.6	(4.5)
December 31, 2018	$1.9	$(24.2)	$(45.2)	$(67.5)

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards

(collectively, “share-based awards”) to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2018, the Company has remaining authorization to issue future grants of up to 2,392,209 shares.
The calculated fair value of share-based awards is recognized as compensation cost using the straight-line method over the vesting or service period in the Company’s financial statements. Stock-based compensation is recognized only for those share-based awards expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.
The following table is a summary of the Company's stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Expense recognized related to stock options	$—	$0.5	$2.8
Expense recognized related to restricted stock units	12.4	14.0	15.1
Stock-based compensation expense	$12.4	$14.5	$17.9
Stock Options —Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
There were no options granted in 2018, 2017 or 2016. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options granted were either time-based, vesting over a four-year period, or performance-based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
The following table is a summary of the Company’s stock option activity for the year ended December 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2017	2,019,850	$17.72	2.8 years	$0.6
Forfeited/Expired	(391,021)	19.89
Options outstanding, vested or expected to vest, and exercisable at December 31, 2018	1,628,829	$17.20	1.4 years	$—
The following table is a summary of the Company's stock option compensation information during the years ended December 31:

(Amounts in millions)	2018	2017	2016
Intrinsic value of options exercised	$—	$0.3	$—
Cash received from option exercises	$—	$1.6	$—
As of December 31, 2018, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In March 2018, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the end of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, the number of restricted stock units eligible to vest is based on the performance achievement percentage determined by straight line interpolation using the aggregate of 75% based on Adjusted EBITDA and 25% based on constant currency total revenue. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. Achievement of the threshold performance level in the aggregate for both performance conditions will result in a percentage payout of 50% of the number of performance-based restricted stock units awarded. No performance-based restricted stock units will vest for performance achievement below the thresholds.
In February 2017, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the end of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, up to 50% of such awards become eligible to vest over such three-year period if a target level of Adjusted EBITDA is achieved for the year ended December 31, 2017. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. The other 50% of the performance-based restricted stock units become eligible to vest over such three-year period if a target level of revenue is achieved for the year ended December 31, 2017. The performance-based restricted stock units have a threshold level of performance for each of the target levels. Achievement of the threshold level will result in vesting of 50% of the target levels discussed above. The number of performance-based restricted stock units that will vest for performance achievement between the threshold and target will be determined based on a straight-line interpolation. No performance-based restricted stock units will vest for performance achievement below the thresholds.
During 2016, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the end of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, up to 50% of such awards become eligible to vest over such three-year period if a target level of Adjusted EBITDA growth is achieved for the year ended December 31, 2016. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. The other 50% of the performance-based restricted stock units become eligible to vest over such three-year period if a target level of Digital revenue growth is achieved for the year ended December 31, 2016. The performance-based restricted stock units have a threshold level of performance for each of the target levels. Achievement of the threshold level will result in vesting of 50% of the target levels discussed above. The number of performance-based restricted stock units that will vest for performance achievement between the threshold and target will be determined based on a straight-line interpolation. No performance-based restricted stock units will vest for performance achievement below the thresholds.
For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. As of December 31, 2018, the Company believes it is probable that it will achieve the performance goals between the threshold and target levels for the 2018 restricted stock units. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2018:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2017	3,266,912	$8.78	0.7 years	$43.1
Granted	1,359,866	10.16
Vested and converted to shares	(2,004,924)	8.30
Forfeited	(349,248)	10.74
Restricted stock units outstanding at December 31, 2018	2,272,606	$9.73	0.8 years	$4.5
Restricted stock units vested and outstanding at December 31, 2018	39,869	$8.15		$0.1
The following table is a summary of the Company's restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Weighted-average grant-date fair value of restricted stock units vested during the year	$16.6	$15.5	$15.9
Total intrinsic value of vested and converted shares	$22.3	$27.4	$9.9
As of December 31, 2018, the Company’s outstanding restricted stock units had unrecognized compensation expense of $11.7 million with a remaining weighted-average vesting period of 0.8 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The Company had $0.4 million of cash-settled restricted stock units for the year ended December 31, 2018.

Note 13 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2018	2017	2016
U.S.	$(49.6)	$(64.1)	$28.7
Foreign	38.7	27.5	13.8
(Loss) income before income taxes	$(10.9)	$(36.6)	$42.5
Foreign income consists of income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Current:
Federal	$5.9	$(14.7)	$5.2
State	1.7	1.6	1.8
Foreign	(4.0)	11.2	12.3
Current income tax expense (benefit)	3.6	(1.9)	19.3
Deferred:
Federal	6.5	(4.5)	4.0
State	1.0	0.1	1.3
Foreign	2.0	(0.5)	2.0
Deferred income tax expense (benefit)	9.5	(4.9)	7.3
Income tax expense (benefit)	$13.1	$(6.8)	$26.6
As of December 31, 2018, the Company had a tax payable of $23.4 million recorded in “Accounts payable and other liabilities” and a tax receivable of $18.2 million recorded in the “Other assets” on the Consolidated Balance Sheets. As of December 31, 2017, the Company had a tax payable of $35.4 million recorded in “Accounts payable and other liabilities” and a tax receivable of $25.7 million recorded in the "Other assets" on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax expense (benefit) at statutory rates to the actual income tax expense for the years ended in December 31:

(Amounts in millions)	2018	2017	2016
Income tax (benefit) expense at statutory federal income tax rate	$(2.3)	$(12.8)	$14.9
Tax effect of:
State income tax, net of federal income tax effect	0.2	0.2	0.6
Valuation allowances	0.7	(3.8)	(0.8)
International taxes	(0.8)	(3.0)	(1.4)
Deferred prosecution agreement permanent difference	8.4	29.8	—
Other net permanent differences	0.9	0.4	0.6
Change in tax reserve	(0.4)	1.9	9.1
Stock-based compensation	(0.6)	(1.5)	3.8
Impact from the TCJA	(1.3)	(22.8)	—
Deferred charge amortization	—	4.0	—
BEAT	5.6	—	—
U.S. taxation of foreign earnings	7.0	—	—
Reorganization	(3.6)	—	—
Other	(0.7)	0.8	(0.2)
Income tax expense (benefit)	$13.1	$(6.8)	$26.6

In 2018, the Company recognized a tax expense of $13.1 million on a pre-tax loss of $10.9 million, primarily due to the tax impact of the nondeductibility of the accrual related to the five-year deferred prosecution agreement (the "DPA") as further discussed in Note 14 — Commitments and Contingencies and the foreign subsidiary income inclusion and base erosion and anti-abuse tax ("BEAT") enacted with the TCJA, partially offset by the one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure.
In 2017, the Company recognized a tax benefit of $6.8 million on pre-tax loss of $36.6 million, primarily due to recently enacted tax legislation commonly referred to as the TCJA as discussed in more detail below and an accrual related to the DPA.
In 2016, the Company recognized a tax expense of $26.6 million on pre-tax income of $42.5 million, primarily due to a tax settlement reached with the Internal Revenue Service (the "IRS") on the matter discussed below and the reversal of tax benefits on share-based compensation.
On December 22, 2017, the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, was enacted. The TCJA, among other things, contains significant changes to the U.S. corporate tax laws, including but not limited to, a permanent reduction of the corporate income tax rate; a shift of the U.S. taxation of multinational corporations to a modified territorial system, which includes provisions referred to as the GILTI provisions but subjects non-intangible and highly-taxed income to current taxation in the U.S.; a minimum taxing system related to payments deemed to erode the U.S. tax base; and a one-time tax on accumulated offshore earnings. As the provisions under the TCJA interact with previously-existing U.S. tax law, separation of income into baskets and required expense allocations can restrict a taxpayer’s ability to credit foreign taxes paid. In addition, routine business expenses can be deemed to erode the U.S. tax base. The interaction of these provisions can result in double and even triple taxation of income. As such, the TCJA has a material impact on our 2018 income tax expense. In light of the pending regulations surrounding the TCJA, we will continue to examine the impact the new tax law has on the Company, which could adversely affect our business, financial condition and results of operations.
During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the TCJA giving consideration to additional notices and proposed regulations made available through year-end. As a result of the additional information obtained and analyzed during the Securities and Exchange Commission Staff Accounting Bulletin No. 118 measurement period, the Company recognized an additional net tax benefit of $1.3 million during the year ended December 31, 2018. The total tax benefit recognized as a result of the enactment was $20.1 million tax benefit related to the remeasurement of our net U.S. deferred tax liabilities for the corporate rate reduction and $4.0 million tax benefit related to the remeasurement of our deferred tax assets and liabilities primarily associated with historical earnings in our foreign subsidiaries.
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2018	2017
Deferred tax assets:
Basis difference in revalued investments	$57.1	$61.6
Tax loss carryovers	21.5	22.3
Tax credit carryovers	11.4	18.0
Postretirement benefits and other employee benefits	6.9	17.1
Bad debt and other reserves	1.7	1.4
Other	6.1	13.2
Valuation allowances	(68.9)	(75.9)
Total deferred tax assets	35.8	57.7
Deferred tax liability:
Depreciation and amortization and other	(56.4)	(62.7)
Total deferred tax liability	(56.4)	(62.7)
Net deferred tax liability	$(20.6)	$(5.0)
The Company offsets deferred tax asset positions with deferred tax liability positions based on right to offset in each respective tax jurisdiction. As of December 31, 2018, net deferred tax asset positions of $4.0 million were included in “Other assets” and net deferred tax liability positions of $24.6 million were included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2017, net deferred tax asset positions of $8.1 million were reflected in "Other assets" and net deferred tax liability positions of $13.1 million were included in "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The valuation allowances as of December 31, 2018 and December 31, 2017, primarily relate to basis differences in revalued investments, capital loss carryovers and, to a smaller extent, certain foreign tax loss carryovers. In 2018, the Company's valuation allowances decreased when compared to 2017 primarily due to the expiration of capital loss carryovers.

The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2018:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2019 - 2023	$32.2
U.S. net operating loss carry-forwards	2020 - Indefinite	$33.7
U.S. tax credit carry-forwards	2023 - 2038	$11.4
U.S. federal minimum tax credit carry-forwards	Indefinite	$8.7
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Beginning balance	$28.7	$24.2	$30.5
Additions based on tax positions related to prior years	0.7	0.3	11.2
Additions based on tax positions related to current year	0.8	3.4	4.6
Settlements with cash or attributes	—	—	(21.4)
Foreign currency translation	—	0.8	—
Reductions for tax positions of prior years and other	(12.3)	—	(0.7)
Ending balance	$17.9	$28.7	$24.2
As of December 31, 2018, 2017 and 2016, the liability for unrecognized tax benefits was $17.9 million, $28.7 million and $24.2 million, respectively, exclusive of interest and penalties. For 2018, 2017 and 2016, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.9 million, $17.3 million and $16.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Consolidated Statements of Operations. For 2018, 2017 and 2016, the Company's accrual for interest and penalties decreased by $1.6 million and increased by $2.5 million and $2.4 million, respectively. As of December 31, 2018 and 2017, the Company had a liability of $7.3 million and $8.9 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2018, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 14 — Commitments and Contingencies

Leases — The Company has various noncancellable operating leases for buildings, equipment and vehicles and other leases that terminate through 2028. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as accrued rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. As of December 31, 2018, the Company did not have any unamortized lease incentives. Tenant improvements are capitalized as leasehold improvements and incentives received relating to tenant improvements are recorded as deferred rent, both of which are depreciated over the shorter of the remaining term of the lease or 10 years.
The following table is a summary of rent expense under our leases for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Rent expense	$18.6	$16.6	$16.4
Sublease agreements	(0.3)	(0.3)	—
Rent expense under leases	$18.3	$16.3	$16.4

The following table is a summary of future minimum lease payments for noncancellable leases as of December 31, 2018:

(Amounts in millions)	Future Minimum Lease Payments
2019	$17.5
2020	14.7
2021	12.3
2022	9.2
2023	5.8
Thereafter	5.2
Total	$64.7
Letters of Credit — At December 31, 2018, the Company had no outstanding letters of credit. These letters of credit would reduce the amount available under the Revolving Credit Facility.
Minimum Commission Guarantees — In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expenses related to the guarantee are recognized in the “Fee and other commissions expense” line in the Consolidated Statements of Operations. As of December 31, 2018, the liability for minimum commission guarantees was nominal. The Company made payments on minimum commission guarantees of $1.4 million in 2018 and made no payments in 2017.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million and $85.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. A charge of $42.0 million and $85.9 million were recorded for legal proceedings during 2018 and 2017, respectively, in the “Transaction and operations support” line in the Consolidated Statements of Operations. A credit of $0.6 million was recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations during 2016 due to the reversal of certain legal settlement accruals.
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
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company’s DPA be extended for 90 days to February 6, 2018. Between January 31, 2018 and September 14, 2018, the Company agreed to enter into various extensions of the DPA with the Government, with the last extension ending on November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.

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
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 8, 2020, eighteen months after the date of the Amended DPA, and is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Since then, the Company has continued to receive and respond to inquiries from the NYDFS related to this matter. Although NYDFS has not indicated what, if any, action it might take in connection with this matter, it is possible that it could initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has since filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in mid-2019.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of December 31, 2018. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $19.5 million on amounts that have previously been accrued.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money orders to consumers through retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Walmart is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. In 2018, 2017 and 2016, Walmart accounted for 16%, 17% and 18% of total revenue, respectively.
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
All operating expenses that have not been classified in the above segments are reported as "Other." These unallocated expenses in 2018 include $2.6 million of legal expenses, outsourcing, independent contractor and consultant costs of $1.8 million and other net corporate costs of $1.8 million. Unallocated expenses in 2017 include $10.8 million of legal expenses, outsourcing, independent contractor and consultant costs of $4.5 million, depreciation and amortization expense of $1.1 million and other net corporate costs of $5.7 million. Unallocated expenses in 2016 include $2.6 million of legal expenses, severance and related costs of $4.7 million and other net corporate costs of $12.0 million.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Global Funds Transfer revenue
Money transfer revenue	$1,273.4	$1,421.8	$1,456.2
Bill payment revenue	74.5	86.3	97.5
Total Global Funds Transfer revenue	1,347.9	1,508.1	1,553.7
Financial Paper Products revenue
Money order revenue	55.3	55.0	50.8
Official check revenue	44.4	39.0	24.8
Total Financial Paper Products revenue	99.7	94.0	75.6
Other revenue	—	—	1.1
Total revenue	$1,447.6	$1,602.1	$1,630.4
The following table is a summary of the operating (loss) income by segment and detail of the (loss) income before income taxes for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Global Funds Transfer operating (loss) income	$(5.9)	$4.9	$95.8
Financial Paper Products operating income	30.6	31.8	18.5
Total segment operating income	24.7	36.7	114.3
Other operating loss	(6.2)	(22.1)	(19.3)
Total operating income	18.5	14.6	95.0
Interest expense	53.6	45.3	45.0
Debt extinguishment costs	—	—	0.3
Other non-operating (income) expense	(24.2)	5.9	7.2
(Loss) income before income taxes	$(10.9)	$(36.6)	$42.5

The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Global Funds Transfer	$68.1	$66.5	$71.8
Financial Paper Products	8.0	7.5	7.4
Other	0.2	1.1	0.7
Total depreciation and amortization	$76.3	$75.1	$79.9
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Global Funds Transfer	$50.7	$76.4	$68.2
Financial Paper Products	5.8	8.5	10.9
Total capital expenditures	$56.5	$84.9	$79.1
Total assets by segment — In the second quarter of 2018, the Company changed its accounting policy related to the presentation of segment assets to be aligned with a change in the reporting package provided to our Chief Operating Decision Maker. The presentation change had no impact on the segments' operations. Under the new policy, payment service obligations are specifically identified to each reporting segment. Settlement assets, except for interest-bearing and available-for-sale investments which belong to the Financial Paper Product segment, are allocated to cover the segments' corresponding payment service obligations. Reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 9 — Debt, are used by the Global Funds Transfer segment to fulfill its working capital needs. Property and equipment is specifically identified to each reporting segment. The net carrying value of goodwill and intangibles relates to the Global Funds Transfer segment. While the derivatives portfolio is managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to a reporting segment are reported as "Other.” These assets primarily include taxes and various other corporate assets.
The following table sets forth assets by segment as of December 31, with prior year financial information adjusted retrospectively to reflect the updated presentation:

(Amounts in millions)	2018	2017
Global Funds Transfer	$1,287.1	$1,533.8
Financial Paper Products	2,950.7	3,174.5
Other	58.3	64.2
Total assets	$4,296.1	$4,772.5
Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2018, 2017 and 2016. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2018	2017	2016
U.S.	$743.9	$854.0	$865.8
International	703.7	748.1	764.6
Total revenue	$1,447.6	$1,602.1	$1,630.4

Note 16 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue for the years ended December 31:

(Amounts in millions)	2018	2017	2016
Global Funds Transfer revenue
Money transfer fee revenue	$1,255.4	$1,407.1	$1,444.8
Bill payment services fee revenue	74.5	86.3	97.5
Other revenue	17.8	14.7	11.4
Total Global Funds Transfer fee and other revenue	1,347.7	1,508.1	1,553.7
Financial Paper Products revenue
Money order fee revenue	11.2	12.9	15.4
Official check outsourcing services fee revenue	9.1	9.6	10.5
Other revenue	30.1	30.3	31.7
Total Financial Paper Products fee and other revenue	50.4	52.8	57.6
Investment revenue	49.5	41.2	18.0
Other revenue	—	—	1.1
Total revenue	$1,447.6	$1,602.1	$1,630.4

Timing of revenue recognition:
Services and products transferred at a point in time	$1,341.1	$1,506.3	$1,557.7
Products transferred over time	9.1	9.6	10.5
Total revenue from services and products	1,350.2	1,515.9	1,568.2
Investment revenue	49.5	41.2	18.0
Other revenue	47.9	45.0	44.2
Total revenue	$1,447.6	$1,602.1	$1,630.4
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Summary of Significant Accounting Policies.

Note 17 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly (loss) earnings per common share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.
2018 Fiscal Quarters:

(Amounts in millions, except per share data)	First(1)	Second	Third(1)	Fourth
Total revenue	$380.0	$374.6	$347.2	$345.8
Total operating expenses	374.3	364.6	358.1	332.1
Operating income (loss)	5.7	10.0	(10.9)	13.7
Total other (benefit) expense, net	(16.2)	15.1	15.3	15.2
Income (loss) before income taxes	$21.9	$(5.1)	$(26.2)	$(1.5)
Net income (loss)	$7.1	$2.3	$(20.9)	$(12.5)
Earnings (loss) per common share
Basic	$0.11	$0.04	$(0.32)	$(0.19)
Diluted	$0.11	$0.03	$(0.32)	$(0.19)
(1) In the first and third quarters of 2018, total operating expenses were impacted by additional accruals of $10.0 million and $30.0 million, respectively, related to the DPA matter.
2017 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second	Third	Fourth(1)
Total revenue	$386.1	$410.0	$397.8	$408.2
Total operating expenses	362.7	388.8	372.8	463.2
Operating income (loss)	23.4	21.2	25.0	(55.0)
Total other expenses, net	12.1	12.6	13.3	13.2
Income (loss) before income taxes	$11.3	$8.6	$11.7	$(68.2)
Net income (loss)	$8.8	$6.2	$7.7	$(52.5)
Earnings (loss) per common share
Basic	$0.14	$0.10	$0.12	$(0.83)
Diluted	$0.13	$0.09	$0.12	$(0.83)
(1) In the fourth quarter of 2017, total operating expenses was impacted by an $85.0 million accrual related to the DPA matter.

Note 18 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc. and MoneyGram International Payment Systems, Inc. (collectively, the “Guarantors”).
The following information represents Condensed Consolidating Balance Sheets as of December 31, 2018 and 2017, along with Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$145.5	$—	$145.5
Settlement assets	—	3,313.1	60.7	—	3,373.8
Property and equipment, net	—	182.7	11.2	—	193.9
Goodwill	—	440.3	1.9	—	442.2
Other assets	63.1	257.6	33.6	(213.6)	140.7
Equity investments in subsidiaries	779.8	180.9	—	(960.7)	—
Intercompany receivables	—	188.5	174.5	(363.0)	—
Total assets	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,313.1	$60.7	$—	$3,373.8
Debt, net	901.0	—	—	—	901.0
Pension and other postretirement benefits	—	76.6	—	—	76.6
Accounts payable and other liabilities	1.7	247.5	177.9	(213.6)	213.5
Intercompany liabilities	209.0	146.1	7.9	(363.0)	—
Total liabilities	1,111.7	3,783.3	246.5	(576.6)	4,564.9
Total stockholders’ (deficit) equity	(268.8)	779.8	180.9	(960.7)	(268.8)
Total liabilities and stockholders’ (deficit) equity	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$913.3	$730.8	$(246.0)	$1,398.1
Investment revenue	—	46.4	3.1	—	49.5
Total revenue	—	959.7	733.9	(246.0)	1,447.6
EXPENSES
Fee and other commissions expense	—	297.9	390.7	—	688.6
Investment commissions expense	—	19.3	—	—	19.3
Direct transaction expense	—	24.3	—	—	24.3
Total commissions and direct transaction expenses	—	341.5	390.7	—	732.2
Compensation and benefits	—	161.5	98.3	—	259.8
Transaction and operations support	1.7	350.7	192.4	(246.0)	298.8
Occupancy, equipment and supplies	—	11.4	19.5	31.1	62.0
Depreciation and amortization	—	70.4	32.9	(27.0)	76.3
Total operating expenses	1.7	935.5	733.8	(241.9)	1,429.1
OPERATING (LOSS) INCOME	(1.7)	24.2	0.1	(4.1)	18.5
Other expenses (income)
Interest expense	53.6	—	—	—	53.6
Other non-operating income	—	(13.4)	(10.8)	—	(24.2)
Total other expenses (income)	53.6	(13.4)	(10.8)	—	29.4
(Loss) income before income taxes	(55.3)	37.6	10.9	(4.1)	(10.9)
Income tax (benefit) expense	(11.6)	15.7	9.0	—	13.1
(Loss) income after income taxes	(43.7)	21.9	1.9	(4.1)	(24.0)
Equity income in subsidiaries	23.8	1.9	—	(25.7)	—
NET (LOSS) INCOME	(19.9)	23.8	1.9	(29.8)	(24.0)
OTHER COMPREHENSIVE (LOSS) INCOME	(0.5)	6.0	(12.6)	2.6	(4.5)
COMPREHENSIVE (LOSS) INCOME	$(20.4)	$29.8	$(10.7)	$(27.2)	$(28.5)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(50.9)	$(283.4)	$363.6	$—	$29.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(52.5)	(5.3)	—	(57.8)
Intercompany investments	(1.7)	410.3	—	(408.6)	—
Dividend from subsidiary guarantors	60.7	—	—	(60.7)	—
Capital contributions to non-guarantors	—	(17.1)	—	17.1	—
Net cash provided by (used in) investing activities	59.0	340.7	(5.3)	(452.2)	(57.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	—	—	—	(9.8)
Dividend to parent	—	(60.7)	—	60.7	—
Intercompany financings	—	—	(408.6)	408.6	—
Payments to tax authorities for stock-based compensation	—	(6.2)	—	—	(6.2)
Capital contributions from subsidiary guarantors	—	—	17.1	(17.1)	—
Net cash used in financing activities	(9.8)	(66.9)	(391.5)	452.2	(16.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.7)	(9.6)	(33.2)	—	(44.5)
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$145.5	$—	$145.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$9.6	$178.7	$—	$190.0
Settlement assets	—	3,491.4	265.5	—	3,756.9
Property and equipment, net	—	199.1	15.8	—	214.9
Goodwill	—	315.4	126.8	—	442.2
Other assets	49.5	110.3	200.9	(192.2)	168.5
Equity investments in subsidiaries	813.8	132.4	—	(946.2)	—
Intercompany receivables	—	546.9	—	(546.9)	—
Total assets	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.4	$265.5	$—	$3,756.9
Debt, net	908.1	—	—	—	908.1
Pension and other postretirement benefits	—	97.3	—	—	97.3
Accounts payable and other liabilities	—	402.6	50.9	(198.0)	255.5
Intercompany liabilities	208.0	—	338.9	(546.9)	—
Total liabilities	1,116.1	3,991.3	655.3	(744.9)	5,017.8
Total stockholders’ (deficit) equity	(251.1)	813.8	132.4	(940.4)	(245.3)
Total liabilities and stockholders’ (deficit) equity	$865.0	$4,805.1	$787.7	$(1,685.3)	$4,772.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,293.3	$700.6	$(433.0)	$1,560.9
Investment revenue	—	40.2	1.0	—	41.2
Total revenue	—	1,333.5	701.6	(433.0)	1,602.1
EXPENSES
Fee and other commissions expense	—	556.6	454.6	(247.7)	763.5
Investment commissions expense	—	8.7	—	—	8.7
Direct transaction expense	—	21.8	—	—	21.8
Total commissions and direct transaction expenses	—	587.1	454.6	(247.7)	794.0
Compensation and benefits	—	172.5	99.3	—	271.8
Transaction and operations support	1.7	473.0	88.2	(182.4)	380.5
Occupancy, equipment and supplies	—	50.0	16.1	—	66.1
Depreciation and amortization	—	66.6	28.6	(20.1)	75.1
Total operating expenses	1.7	1,349.2	686.8	(450.2)	1,587.5
OPERATING (LOSS) INCOME	(1.7)	(15.7)	14.8	17.2	14.6
Other expenses (income)
Interest expense	45.3	—	—	—	45.3
Other non-operating (income) expense	—	(5.5)	—	11.4	5.9
Total other expenses (income)	45.3	(5.5)	—	11.4	51.2
(Loss) income before income taxes	(47.0)	(10.2)	14.8	5.8	(36.6)
Income tax (benefit) expense	(16.3)	5.5	4.0	—	(6.8)
(Loss) income after income taxes	(30.7)	(15.7)	10.8	5.8	(29.8)
Equity (loss) income in subsidiaries	(4.9)	10.8	—	(5.9)	—
NET (LOSS) INCOME	(35.6)	(4.9)	10.8	(0.1)	(29.8)
OTHER COMPREHENSIVE (LOSS) INCOME	(6.7)	(6.9)	24.7	(18.0)	(6.9)
COMPREHENSIVE (LOSS) INCOME	$(42.3)	$(11.8)	$35.5	$(18.1)	$(36.7)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43.8)	$449.3	$(273.0)	$—	$132.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(76.7)	(6.9)	—	(83.6)
Intercompany investments	—	(40.0)	356.7	(316.7)	—
Dividend from subsidiary guarantors	52.0	—	—	(52.0)	—
Capital contributions to non-guarantors	—	(33.5)	—	33.5	—
Net cash provided by (used in) investing activities	52.0	(150.2)	349.8	(335.2)	(83.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	—	—	—	(9.8)
Proceeds from exercise of stock options	1.7	—	—	—	1.7
Dividend to parent	—	(52.0)	—	52.0	—
Intercompany financings	1.6	(358.3)	40.0	316.7	—
Payments to tax authorities for stock-based compensation	—	(8.0)	—	—	(8.0)
Capital contributions from subsidiary guarantors	—	—	33.5	(33.5)	—
Net cash (used in) provided by financing activities	(6.5)	(418.3)	73.5	335.2	(16.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.7	(119.2)	150.3	—	32.8
CASH AND CASH EQUIVALENTS—Beginning of period	—	128.8	28.4	—	157.2
CASH AND CASH EQUIVALENTS—End of period	$1.7	$9.6	$178.7	$—	$190.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,569.7	$417.9	$(375.2)	$1,612.4
Investment revenue	—	18.0	—	—	18.0
Total revenue	—	1,587.7	417.9	(375.2)	1,630.4
EXPENSES
Fee and other commissions expense	—	770.7	219.7	(197.3)	793.1
Investment commissions expense	—	2.5	—	—	2.5
Direct transaction expense	—	18.8	—	—	18.8
Total commissions and direct transaction expenses	—	792.0	219.7	(197.3)	814.4
Compensation and benefits	—	189.4	99.1	—	288.5
Transaction and operations support	2.0	408.5	58.1	(177.9)	290.7
Occupancy, equipment and supplies	—	45.7	16.2	—	61.9
Depreciation and amortization	—	67.4	12.5	—	79.9
Total operating expenses	2.0	1,503.0	405.6	(375.2)	1,535.4
OPERATING (LOSS) INCOME	(2.0)	84.7	12.3	—	95.0
Other expenses
Interest expense	45.0	—	—	—	45.0
Debt extinguishment costs	0.3	—	—	—	0.3
Other non-operating expense	—	7.2	—	—	7.2
Total other expenses	45.3	7.2	—	—	52.5
(Loss) income before income taxes	(47.3)	77.5	12.3	—	42.5
Income tax (benefit) expense	(16.5)	46.2	(3.1)	—	26.6
(Loss) income after income taxes	(30.8)	31.3	15.4	—	15.9
Equity income in subsidiaries	47.1	15.4	—	(62.5)	—
NET INCOME	16.3	46.7	15.4	(62.5)	15.9
OTHER COMPREHENSIVE LOSS	(5.3)	(5.3)	(34.3)	39.6	(5.3)
COMPREHENSIVE INCOME (LOSS)	$11.0	$41.4	$(18.9)	$(22.9)	$10.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43.4)	$142.7	$21.6	$—	$120.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(74.0)	(8.8)	—	(82.8)
Intercompany investments	—	(12.6)	(58.7)	71.3	—
Dividend from subsidiary guarantors	70.7	—	—	(70.7)	—
Capital contributions to non-guarantors	—	(0.1)	—	0.1	—
Net cash provided by (used in) investing activities	70.7	(86.7)	(67.5)	0.7	(82.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(30.3)	—	—	—	(30.3)
Stock repurchases	(11.7)	—	—	—	(11.7)
Dividend to parent	—	(70.7)	—	70.7	—
Intercompany financings	12.6	58.7	—	(71.3)	—
Contingent consideration payment	—	(0.7)	—	—	(0.7)
Payments to tax authorities for stock-based compensation	—	(2.7)	—	—	(2.7)
Capital contributions from subsidiary guarantors	—	—	0.1	(0.1)	—
Net cash (used in) provided by financing activities	(29.4)	(15.4)	0.1	(0.7)	(45.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.1)	40.6	(45.8)	—	(7.3)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of period	$—	$128.8	$28.4	$—	$157.2