Form 10-Q
period 2019-03-31
MONEYGRAM INTERNATIONAL INC
filed 2019-05-10
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)
(214) 999-7552
Registrant’s telephone number, including area code
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MGI	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 7, 2019, 56,390,754 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$129.9	$145.5
Settlement assets	3,416.3	3,373.8
Property and equipment, net	187.6	193.9
Goodwill	442.2	442.2
Other assets	189.3	140.7
Total assets	$4,365.3	$4,296.1
LIABILITIES
Payment service obligations	$3,416.3	$3,373.8
Debt, net	899.2	901.0
Pension and other postretirement benefits	71.9	76.6
Accounts payable and other liabilities	260.2	213.5
Total liabilities	4,647.6	4,564.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2019 and December 31, 2018	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at March 31, 2019 and December 31, 2018	0.6	0.6
Additional paid-in capital	1,049.4	1,046.8
Retained loss	(1,411.5)	(1,403.6)
Accumulated other comprehensive loss	(84.7)	(67.5)
Treasury stock: 2,508,798 and 3,207,118 shares at March 31, 2019 and December 31, 2018, respectively	(20.0)	(29.0)
Total stockholders’ deficit	(282.3)	(268.8)
Total liabilities and stockholders’ deficit	$4,365.3	$4,296.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2019	2018
REVENUE
Fee and other revenue	$301.0	$370.1
Investment revenue	14.4	9.9
Total revenue	315.4	380.0
EXPENSES
Fee and other commissions expense	149.6	176.5
Investment commissions expense	6.3	3.5
Direct transaction expense	5.0	5.5
Total commissions and direct transaction expenses	160.9	185.5
Compensation and benefits	59.4	79.3
Transaction and operations support	52.1	74.8
Occupancy, equipment and supplies	15.4	16.6
Depreciation and amortization	19.0	18.1
Total operating expenses	306.8	374.3
OPERATING INCOME	8.6	5.7
Other expenses (income)
Interest expense	13.9	12.3
Other non-operating expense (income)	1.6	(28.5)
Total other expenses (income)	15.5	(16.2)
(Loss) income before income taxes	(6.9)	21.9
Income tax expense	6.6	14.8
NET (LOSS) INCOME	$(13.5)	$7.1

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.21)	$0.11
Diluted	$(0.21)	$0.11

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	64.8	63.8
Diluted	64.8	66.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
NET (LOSS) INCOME	$(13.5)	$7.1
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period	0.2	(0.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.2 for the three months ended March 31, 2019 and 2018, respectively	0.8	0.9
Unrealized foreign currency translation adjustments, net of tax benefit (expense) of $0.0 and ($0.6) for the three months ended March 31, 2019 and 2018, respectively	(3.1)	2.7
Other comprehensive (loss) income	(2.1)	3.4
COMPREHENSIVE (LOSS) INCOME	$(15.6)	$10.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13.5)	$7.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19.0	18.1
Signing bonus amortization	11.7	14.0
Amortization of debt discount and debt issuance costs	0.7	0.8
Non-cash compensation and pension expense	4.1	6.2
Signing bonus payments	(10.1)	(11.8)
Change in other assets	(4.0)	(5.1)
Change in accounts payable and other liabilities	(12.0)	(0.2)
Other non-cash items, net	4.4	1.4
Net cash provided by operating activities	0.3	30.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.7)	(12.3)
Net cash used in investing activities	(12.7)	(12.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	(2.4)
Payments to tax authorities for stock-based compensation	(0.7)	(6.1)
Net cash used in financing activities	(3.2)	(8.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15.6)	9.7
CASH AND CASH EQUIVALENTS—Beginning of period	145.5	190.0
CASH AND CASH EQUIVALENTS—End of period	$129.9	$199.7
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	$183.9	$0.6	$1,049.4	$(1,411.5)	$(84.7)	$(20.0)	$(282.3)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	7.1	—	—	7.1
Stock-based compensation activity	—	—	4.8	(43.0)	—	36.1	(2.1)
Cumulative effect of adoption of ASU 2016-16	—	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	3.4	—	3.4
March 31, 2018	$183.9	$0.6	$1,039.6	$(1,367.8)	$(59.6)	$(29.4)	$(232.7)

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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
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
Recent Accounting Pronouncements and Related Developments — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

•	ASU 2018-10 (Issued July 2018) — Codification Improvements to Topic 842, Leases

•	ASU 2018-11 (Issued July 2018) — Leases (Topic 842): Targeted Improvements

•	ASU 2018-20 (Issued December 2018) — Leases (Topic 842): Narrow-Scope Improvements for Lessors

•	ASU 2019-01 (Issued March 2019) — Leases (Topic 842): Codification Improvements
ASU 2018-11 provided entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The new lease standard is effective for fiscal years beginning after December 15, 2018. The Company adopted these standards in the first quarter of 2019 utilizing the transition method allowed under ASU 2018-11. See Note 16 — Leases for more information related to the Company's leases.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the legislation commonly known as the “Tax Cuts and Jobs Act” (“TCJA”). The Company adopted ASU 2018-02 in the first quarter of 2019 and applied the amendments from the accounting update in the period of adoption. The Company reclassified $15.1 million from Accumulated other comprehensive loss to Retained loss on the Condensed Consolidated Balance Sheets. ASU 2018-02 did not have an impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. See Note 9 — Stockholders' Deficit for more information.
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
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Restructuring and Reorganization Costs

In 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. The Digital Transformation Program was substantially completed in the first quarter of 2019. As of March 31, 2019, the Company incurred $24.0 million in restructuring and reorganization costs and expects to incur approximately $0.5 million of additional costs primarily related to legal and other costs. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. On the Condensed Consolidated Statements of Operations, the severance and outplacement benefits and reorganization costs are recorded in "Compensation and benefits," the real estate lease termination and other associated costs are recorded in "Occupancy, equipment and supplies" and "Depreciation and amortization" and the legal and other costs are recorded in "Transaction and operations support."
The following table is a roll-forward of the restructuring and reorganization costs accrual as of March 31, 2019:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2018	$6.3
Expenses	3.6
Cash payments	(4.2)
Non-cash operating expenses	(0.1)
Balance, March 31, 2019	$5.6
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of March 31, 2019:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$23.5
Estimated additional restructuring costs to be incurred	0.5
Total restructuring costs incurred and to be incurred	24.0
Total reorganization costs incurred and to be incurred	0.5
Total restructuring and reorganization costs incurred and to be incurred	$24.5

The following table summarizes the restructuring costs recorded:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Restructuring costs in operating expenses:
Compensation and benefits	$3.0	$6.0
Transaction and operations support	0.3	1.2
Occupancy, equipment and supplies	0.2	0.1
Depreciation	0.1	—
Total restructuring costs in operating expenses	$3.6	$7.3
The following table is a summary of the total cumulative restructuring and reorganization costs incurred to date in operating expenses and the total estimated remaining restructuring costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Restructuring costs:
Balance, December 31, 2018	$19.9	$—	$19.9
First quarter 2019	3.6	—	3.6
Total cumulative restructuring costs incurred to date in operating expenses	23.5	—	23.5
Total estimated additional restructuring costs to be incurred	0.5	—	0.5
Total restructuring costs incurred and to be incurred	24.0	—	24.0
Reorganization costs:
Balance, December 31, 2018	—	0.5	0.5
Total reorganization costs incurred and to be incurred	—	0.5	0.5
Total restructuring and reorganization costs incurred and to be incurred	$24.0	$0.5	$24.5

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	March 31, 2019	December 31, 2018
Settlement assets:
Settlement cash and cash equivalents	$1,381.5	$1,435.7
Receivables, net	971.7	777.7
Interest-bearing investments	1,057.4	1,154.7
Available-for-sale investments	5.7	5.7
	$3,416.3	$3,373.8
Payment service obligations	$(3,416.3)	$(3,373.8)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.3	$—	$4.3
Asset-backed and other securities	—	1.4	1.4
Forward contracts	1.2	—	1.2
Total financial assets	$5.5	$1.4	$6.9
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.5	$—	$4.5
Asset-backed and other securities	—	1.2	1.2
Forward contracts	—	—	—
Total financial assets	$4.5	$1.2	$5.7
Financial liabilities:
Forward contracts	$1.2	$—	$1.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

Three Months Ended March 31,
(Amounts in millions)	2019
Beginning balance	$1.2
Change in unrealized gains	0.2
Ending balance	$1.4
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Senior secured credit facility	$847.8	$737.1	$901.9	$904.4
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2019 and December 31, 2018.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2019	December 31, 2018
Cash	$1,508.9	$1,578.7
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,511.4	1,581.2
Interest-bearing investments	1,057.4	1,154.7
Available-for-sale investments	5.7	5.7
Total investment portfolio	$2,574.5	$2,741.6
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
March 31, 2019
Residential mortgage-backed securities	$4.0	$0.3	$4.3
Asset-backed and other securities	0.2	1.2	1.4
Total	$4.2	$1.5	$5.7

December 31, 2018
Residential mortgage-backed securities	$4.2	$0.3	$4.5
Asset-backed and other securities	0.2	1.0	1.2
Total	$4.4	$1.3	$5.7
As of March 31, 2019 and December 31, 2018, 75% and 79%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2019 and 2018, the Company had nominal net realized gains or losses. The Company had nominal unrealized losses in its available-for-sale portfolio as of March 31, 2019 and December 31, 2018.
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
The following net gains related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Net realized foreign currency (loss) gain	$(3.5)	$0.5
Net gain (loss) from the related forward contracts	5.1	(0.5)
Net gains from foreign currency transactions and related forward contracts	$1.6	$—
As of March 31, 2019 and December 31, 2018, the Company had $332.6 million and $300.2 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of March 31, 2019 and December 31, 2018, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Forward contracts	Other assets	$1.9	$0.2	$(0.7)	$(0.2)	$1.2	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Forward contracts	Accounts payable and other liabilities	$0.7	$1.4	$(0.7)	$(0.2)	$—	$1.2
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	March 31, 2019		December 31, 2018
(Amounts in millions, except percentages)	Effective Interest Rate		Effective Interest Rate
Senior secured credit facility due 2020	5.75%	$901.9	5.59%	$904.4
Unamortized debt issuance costs and debt discount		(2.7)		(3.4)
Total debt, net		$899.2		$901.0
The Company's effective interest rate on the senior secured borrowings increased from 5.59% at December 31, 2018 to 5.75% at March 31, 2019 due to an increase in the Eurodollar rate.
The Company’s senior secured credit facility of $901.9 million will mature in March 2020. Over the past few months, the Company has been in discussions with its current lenders and other sources of junior capital to support the reduction and refinancing of its existing credit facility. As of the filing date, we believe our plan will be effectively implemented prior to the maturity of the senior term loan.

Revolving Credit Facility — As of March 31, 2019, the Company had no outstanding letters of credit and no borrowings under the revolving credit facility, and subsequent to the January 31, 2019 amendment, the Company has $45.0 million of availability through September 28, 2019. Pursuant to an amendment to our credit agreement, dated January 31, 2019, among other things, the maximum secured leverage for the first quarter of 2019 increased from 3.500:1 to 4.250:1 and for the second quarter of 2019 increased from 3.500:1 to 4.500:1. In addition, the amendment decreased the aggregate revolving credit commitments from $85.8 million to $45.0 million and tightened certain negative covenant baskets for the benefit of the revolving lenders only when the pro forma secured leverage ratio of the Company is greater than 3.75:1. The Amendment also provides that in the event the Company’s cash balance exceeds $140.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our credit agreement, and that the Company may not draw on the revolving credit facility to the extent that the Company would have a cash balance in excess of $140.0 million after giving effect to such borrowing.
Debt Covenants and Other Restrictions — Borrowings under the existing credit agreement that provides for the senior secured facility due 2020 and the revolving credit facility are subject to various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the revolving credit facility has covenants that place limitations on the use of proceeds from borrowings under the facility.
The revolving credit facility contains certain financial covenants, in addition to the non-financial covenants described above. The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. The Company's assets in excess of payment service obligations used for the asset coverage calculation, which is equal to total cash and cash equivalents and settlement assets less payment service obligations, are $129.9 million and $145.5 million as of March 31, 2019 and December 31, 2018, respectively.
Our existing credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Ratio Not to Exceed
January 1, 2019 through March 31, 2019	2.25:1	4.250:1
April 1, 2019 through June 30, 2019	2.25:1	4.500:1
As of March 31, 2019, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.71 to 1.00 and our secured leverage ratio was 3.680 to 1.00. We continuously monitor our compliance with our debt covenants.
Second Lien Term Facility — On May 8, 2019, the Company announced that Bank of America, N.A. arranged a $245.0 million senior secured second lien term facility (the “Second Lien Term Facility”) for MoneyGram. The Second Lien Term Facility will be led by BPC Lending I LLC, an affiliate of Beach Point Capital Management, which has committed to provide the full amount of the Second Lien Term Facility. The Carlyle Group, or an affiliate thereof, will be participating in a portion of the Second Lien Term Facility. The Second Lien Term Facility would bear interest at 13.0% per annum, a portion of which would be payable in kind at the Company’s option, as well as provide for customary fees and an original issue discount. The Company expects to use the net proceeds from the Second Lien Term Facility, together with available working capital, to prepay $245.0 million of debt outstanding under the First Lien Term Facility (as defined below).
The closing of the Second Lien Term Facility is conditioned on, among other things, the Company refinancing or extending the maturity date under its existing Revolving Credit Facility and senior secured credit facility (together with the Revolving Credit Facility, the “First Lien Facilities”). The refinancing or extension of the First Lien Facilities, the arrangement of which is expected to commence in the near future, together with obtaining the Second Lien Term Facility, are collectively referred to as the “Refinancing.”
Upon the closing of the Second Lien Term Facility, the Company would issue warrants (the “Warrants”) to the lenders under the Second Lien Term Facility representing 8% of the fully diluted then-outstanding common stock of the Company, assuming full conversion of the Company’s Series D Participating Convertible Preferred Stock (the “fully-diluted common stock”). The Company agreed to deliver a portion of the Warrants in connection with the arrangement of the Second Lien Term Facility (representing 1.5% of the fully diluted common stock (the “Initial Warrants”)). Upon the closing of the Second Lien Term Facility, the Initial Warrants would be applied towards, and be a part of (and not in addition to) the Warrants representing 8.0% of the fully-diluted common stock to be delivered to the lenders upon the closing.
The Initial Warrants are required to be delivered to the lenders upon the earliest of (i) the closing of the Second Lien Term Facility, (ii) July 8, 2019 and (iii) the Company’s termination of the financing arrangement (in each case, regardless of whether the Second

Lien Term Facility is funded). In the event the Second Lien Term Facility closes, each Warrant would be exercisable, in whole or in part, at an exercise price equal to $0.01 per share following either (a) a “change of control,” (b) the repayment in full of all amounts outstanding under the Second Lien Term Facility, (c) the maturity date of the Second Lien Term Facility or (d) the occurrence and continuance of an event of default under the Second Lien Term Facility. If the Second Lien Term Facility does not close, each Initial Warrant would be exercisable, in whole or in part, at an exercise price equal to $0.01 per share upon the earlier of (i) November 7, 2019 and (ii) a "change of control." All Warrants would expire ten years after the closing of the Second Lien Term Facility.
The Second Lien Term Facility would mature upon the earlier of (i) six years after the closing of the Second Lien Term Facility and (ii) twelve months following the stated maturity date of the refinanced or extended First Lien Term Facility, which is currently expected to mature in five years. The Company’s entry into the Second Lien Term Facility is subject to various conditions, including the refinancing or extension of the First Lien Facilities, the negotiation and execution of definitive documentation with respect to the Second Lien Term Facility and the First Lien Facilities and various customary closing conditions. There can be no assurance as to whether or when the Company will reach an agreement to refinance or extend the First Lien Facilities, the Refinancing will be consummated or the terms of the refinanced or extended First Lien Facilities and Second Lien Term Facility to be included in the Refinancing will be revised in material respects prior to its completion.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Interest cost	$1.7	$1.6
Expected return on plan assets	(1.1)	(1.3)
Amortization of net actuarial loss	0.9	1.1
Net periodic benefit expense	$1.5	$1.4
The Company had nominal net periodic benefit expense for the three months ended March 31, 2019 and 2018, for its postretirement medical benefit plan. Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2019 or March 31, 2018.
Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended March 31,
(Amounts in millions)	2019	2018	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.9	$1.1	"Other non-operating expense (income)"
Total before tax	0.9	1.1
Tax benefit, net	(0.1)	(0.2)
Total reclassified for the period, net of tax	$0.8	$0.9

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	$2.1	$(31.0)	$(55.8)	$(84.7)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.2)	2.7	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive (loss) income	(0.2)	2.7	0.9	3.4
March 31, 2018	$2.0	$(7.7)	$(53.9)	$(59.6)
In the first quarter of 2019, the Company adopted ASU 2018-02 and elected to reclassify the stranded tax effects resulting from the TCJA, which changed the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, among other things. The effect from the rate change resulted in a pension and postretirement benefits adjustment reclassification of $11.4 million from Accumulated other comprehensive loss to Retained loss. Additionally, the Company reclassified $3.7 million from cumulative foreign currency translation adjustment to Retained loss related to the rate reduction associated with the taxation of the Company's foreign subsidiaries.

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Stock-based compensation expense	$2.6	$4.8
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2018	1,628,829	$17.20	1.4 years	$—
Forfeited/Expired	(422,686)	12.03
Options outstanding, vested or expected to vest, and exercisable at March 31, 2019	1,206,143	$19.02	1.6 years	$—
As of March 31, 2019, the Company had no unrecognized stock option expense related to outstanding options.

Restricted Stock Units — In February 2019, the Company granted time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2018	2,272,606	$9.73	0.8 years	$4.5
Granted	1,744,970	2.48
Vested and converted to shares	(1,004,660)	8.81
Forfeited	(123,683)	10.82
Restricted stock units outstanding at March 31, 2019	2,889,233	$5.62	1.6 years	$5.9
Restricted stock units vested and deferred at March 31, 2019	39,869	$8.15		$0.1
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Weighted-average grant-date fair value of restricted stock units vested during the period	$8.9	$15.4
Total intrinsic value of vested and converted shares	$2.5	$21.7
As of March 31, 2019, the Company’s outstanding restricted stock units had unrecognized compensation expense of $13.0 million with a remaining weighted-average vesting period of 1.6 years.

Note 11 — Income Taxes

For the three months ended March 31, 2019, the Company recognized income tax expense of $6.6 million on a pre-tax loss of $6.9 million primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
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
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the liability for unrecognized tax benefits was $18.2 million and $17.9 million, respectively, exclusive of interest and penalties. For the three months ended March 31, 2019 and 2018, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $18.2 million and $17.8 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, the Company's accrual for interest and penalties increased by $0.3 million and $0.6 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had a liability of $7.6 million and $7.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of March 31, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.6 million and $57.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. A nominal charge was recorded for legal proceedings for the three months ended March 31, 2019 and 2018, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission ("FTC") in October 2009 and with the deferred prosecution agreement that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company intends to vigorously defend this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and deferred prosecution agreement described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company intends to vigorously defend this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Books and Records Requests — The Company has received multiple requests from various putative shareholders for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law relating to the subject matter of the putative class and derivative lawsuits described in the preceding paragraphs. On February 26, 2019, two of these shareholders filed a petition in the Delaware Court of Chancery to compel MoneyGram to produce books and records in accordance with their request. The Company intends to vigorously defend these matters. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the class action, derivative actions and Section 220 requests.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.”
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
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
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
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of March 31, 2019. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $19.7 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Basic common shares outstanding	64.8	63.8
Shares related to stock options and restricted stock units	—	2.4
Diluted common shares outstanding	64.8	66.2
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

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Shares related to stock options	1.3	1.9
Shares related to restricted stock units	2.5	0.1
Shares excluded from the computation	3.8	2.0

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. Walmart Inc. is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended March 31, 2019 and 2018, Walmart accounted for 16% and 17%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Global Funds Transfer revenue
Money transfer revenue	$273.3	$336.6
Bill payment revenue	15.9	20.8
Total Global Funds Transfer revenue	289.2	357.4
Financial Paper Products revenue
Money order revenue	13.9	13.4
Official check revenue	12.3	9.2
Total Financial Paper Products revenue	26.2	22.6
Total revenue	$315.4	$380.0

The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Global Funds Transfer operating income	$1.1	$1.4
Financial Paper Products operating income	8.2	5.6
Total segment operating income	9.3	7.0
Other operating loss	(0.7)	(1.3)
Total operating income	8.6	5.7
Interest expense	13.9	12.3
Other non-operating expense (income)	1.6	(28.5)
(Loss) income before income taxes	$(6.9)	$21.9
The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2019	December 31, 2018
Global Funds Transfer	$1,389.6	$1,287.1
Financial Paper Products	2,914.0	2,950.7
Other	61.7	58.3
Total assets	$4,365.3	$4,296.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Global Funds Transfer revenue
Money transfer fee revenue	$269.9	$330.6
Bill payment services fee revenue	15.9	20.8
Other revenue	3.4	6.0
Total Global Funds Transfer fee and other revenue	289.2	357.4
Financial Paper Products revenue
Money order fee revenue	2.3	3.1
Official check outsourcing services fee revenue	2.1	2.2
Other revenue	7.4	7.4
Total Financial Paper Products fee and other revenue	11.8	12.7
Investment revenue	14.4	9.9
Total revenue	$315.4	$380.0

Timing of revenue recognition:
Services and products transferred at a point in time	$288.1	$354.5
Products transferred over time	2.1	2.2
Total revenue from services and products	290.2	356.7
Investment revenue	14.4	9.9
Other revenue	10.8	13.4
Total revenue	$315.4	$380.0

Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Leases

The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. Upon adoption of ASC 842 on January 1, 2019, the Company recognized an operating lease liability of $57.1 million and a Right-of-Use ("ROU") operating asset of $53.9 million. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, but it includes $3.2 million of accrued rent as of December 31, 2018. The ROU asset is presented on the Condensed Consolidated Balance Sheets as part of "Other assets" and the lease liability is included in "Accounts payable and other liabilities." The amortization of the ROU asset and changes in the lease liability are presented as part of "Change in other assets" and "Change in accounts payable and other liabilities," respectively, on the Condensed Consolidated Statements of Cash Flows. As of March 31, 2019, the Company had an ROU asset of $49.6 million and a lease liability of $53.0 million on the Condensed Consolidated Balance Sheets. We elected the package of practical expedients, which permitted us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements, as the latter was not applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities. The Company elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases.
The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2028. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of March 31, 2019, the leases had a weighted-average remaining lease term of 4.6 years. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. As of March 31, 2019, the weighted-average discount rate was 4.5%.
The Company recognizes rent expense for operating leases under the straight-line method over the term of the lease where differences between the monthly cash payments and the lease expense are offset to the ROU asset on the Condensed Consolidated Balance Sheet. Lease expense for buildings and equipment is included in the “Occupancy, equipment and supplies” line on the Condensed Consolidated Statements of Operations, while lease expense for our vehicles is included in the "Compensation and benefits" line. Some of the Company's building leases include rent expense that is associated with an index or a rate. Subsequent changes from the original index or rate would be treated as variable lease expense. Furthermore, future changes to the non-lease components of our real estate and vehicle leases will be treated as variable lease expenses. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years.
The following table is a summary of the Company’s lease expense for its operating leases:

Three Months Ended March 31,
(Amounts in millions)	2019
Buildings, equipment and vehicle leases	$4.1
Short-term lease cost	0.4
Total lease cost	$4.5
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
(Amounts in millions)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5.2

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
April 1, 2019 to December 31, 2019	$11.4
2020	14.3
2021	12.0
2022	9.1
2023	5.8
Thereafter	5.3
Total	57.9
Less: present value discount	(4.9)
Lease liability - operating	$53.0
Future minimum lease payments for our noncancellable leases as of December 31, 2018, prior to the adoption of the new lease standard discussed in Note 1 — Description of the Business and Basis of Presentation, were as follows:

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
The following information represents Condensed Consolidating Balance Sheets as of March 31, 2019 and December 31, 2018, along with Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2019 and 2018. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$129.9	$—	$129.9
Settlement assets	—	3,349.8	66.5	—	3,416.3
Property and equipment, net	—	178.4	9.2	—	187.6
Goodwill	—	440.3	1.9	—	442.2
Other assets	66.3	334.8	67.6	(279.4)	189.3
Equity investments in subsidiaries	762.1	186.4	—	(948.5)	—
Intercompany receivables	—	63.4	278.9	(342.3)	—
Total assets	$828.4	$4,553.1	$554.0	$(1,570.2)	$4,365.3
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,349.8	$66.5	$—	$3,416.3
Debt, net	899.2	—	—	—	899.2
Pension and other postretirement benefits	—	71.9	—	—	71.9
Accounts payable and other liabilities	1.9	280.4	257.3	(279.4)	260.2
Intercompany liabilities	209.6	88.9	43.8	(342.3)	—
Total liabilities	1,110.7	3,791.0	367.6	(621.7)	4,647.6
Total stockholders’ (deficit) equity	(282.3)	762.1	186.4	(948.5)	(282.3)
Total liabilities and stockholders’ (deficit) equity	$828.4	$4,553.1	$554.0	$(1,570.2)	$4,365.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$236.2	$87.2	$(22.4)	$301.0
Investment revenue	—	14.2	0.2	—	14.4
Total revenue	—	250.4	87.4	(22.4)	315.4
EXPENSES
Fee and other commissions expense	—	98.6	51.0	—	149.6
Investment commissions expense	—	6.3	—	—	6.3
Direct transaction expense	—	5.0	—	—	5.0
Total commissions and direct transaction expenses	—	109.9	51.0	—	160.9
Compensation and benefits	—	38.2	21.2	—	59.4
Transaction and operations support	0.5	64.6	9.4	(22.4)	52.1
Occupancy, equipment and supplies	—	12.1	3.3	—	15.4
Depreciation and amortization	—	24.4	1.7	(7.1)	19.0
Total operating expenses	0.5	249.2	86.6	(29.5)	306.8
OPERATING (LOSS) INCOME	(0.5)	1.2	0.8	7.1	8.6
Other expenses
Interest expense	13.9	—	—	—	13.9
Other non-operating expense	0.1	1.5	—	—	1.6
Total other expenses	14.0	1.5	—	—	15.5
(Loss) income before income taxes	(14.5)	(0.3)	0.8	7.1	(6.9)
Income tax (benefit) expense	(3.3)	9.3	0.6	—	6.6
(Loss) income after income taxes	(11.2)	(9.6)	0.2	7.1	(13.5)
Equity (loss) income in subsidiaries	(9.4)	0.2	—	9.2	—
NET (LOSS) INCOME	(20.6)	(9.4)	0.2	16.3	(13.5)
OTHER COMPREHENSIVE INCOME (LOSS)	(2.1)	(2.1)	(3.1)	5.2	(2.1)
COMPREHENSIVE INCOME (LOSS)	$(22.7)	$(11.5)	$(2.9)	$21.5	$(15.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13.0)	$(40.4)	$53.7	$—	$0.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(11.9)	(0.8)	—	(12.7)
Intercompany investments	—	68.5	—	(68.5)	—
Dividend from subsidiary guarantors	15.5	—	—	(15.5)	—
Net cash provided by (used in) investing activities	15.5	56.6	(0.8)	(84.0)	(12.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Dividend to parent	—	(15.5)	—	15.5	—
Intercompany financings	—	—	(68.5)	68.5	—
Payments to tax authorities for stock-based compensation	—	(0.7)	—	—	(0.7)
Net cash used in financing activities	(2.5)	(16.2)	(68.5)	84.0	(3.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	(15.6)	—	(15.6)
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	145.5	—	145.5
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$129.9	$—	$129.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$145.5	$—	$145.5
Settlement assets	—	3,313.1	60.7	—	3,373.8
Property and equipment, net	—	182.7	11.2	—	193.9
Goodwill	—	440.3	1.9	—	442.2
Other assets	63.1	257.6	33.6	(213.6)	140.7
Equity investments in subsidiaries	779.8	180.9	—	(960.7)	—
Intercompany receivables	—	188.5	174.5	(363.0)	—
Total assets	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,313.1	$60.7	$—	$3,373.8
Debt, net	901.0	—	—	—	901.0
Pension and other postretirement benefits	—	76.6	—	—	76.6
Accounts payable and other liabilities	1.7	247.5	177.9	(213.6)	213.5
Intercompany liabilities	209.0	146.1	7.9	(363.0)	—
Total liabilities	1,111.7	3,783.3	246.5	(576.6)	4,564.9
Total stockholders’ (deficit) equity	(268.8)	779.8	180.9	(960.7)	(268.8)
Total liabilities and stockholders’ (deficit) equity	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$224.2	$217.7	$(71.8)	$370.1
Investment revenue	—	9.0	0.9	—	9.9
Total revenue	—	233.2	218.6	(71.8)	380.0
EXPENSES
Fee and other commissions expense	—	54.0	122.5	—	176.5
Investment commissions expense	—	3.5	—	—	3.5
Direct transaction expense	—	5.5	—	—	5.5
Total commissions and direct transaction expenses	—	63.0	122.5	—	185.5
Compensation and benefits	—	50.9	28.4	—	79.3
Transaction and operations support	0.4	93.6	52.6	(71.8)	74.8
Occupancy, equipment and supplies	—	6.6	10.0	—	16.6
Depreciation and amortization	—	15.9	9.6	(7.4)	18.1
Total operating expenses	0.4	230.0	223.1	(79.2)	374.3
OPERATING (LOSS) INCOME	(0.4)	3.2	(4.5)	7.4	5.7
Other expenses (income)
Interest expense	12.3	—	—	—	12.3
Other non-operating income	—	(28.5)	—	—	(28.5)
Total other expenses (income)	12.3	(28.5)	—	—	(16.2)
(Loss) income before income taxes	(12.7)	31.7	(4.5)	7.4	21.9
Income tax (benefit) expense	(2.9)	15.6	2.1	—	14.8
(Loss) income after income taxes	(9.8)	16.1	(6.6)	7.4	7.1
Equity income (loss) in subsidiaries	9.5	(6.6)	—	(2.9)	—
NET (LOSS) INCOME	(0.3)	9.5	(6.6)	4.5	7.1
OTHER COMPREHENSIVE INCOME	3.6	3.4	2.9	(6.5)	3.4
COMPREHENSIVE INCOME (LOSS)	$3.3	$12.9	$(3.7)	$(2.0)	$10.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11.6)	$(88.4)	$130.5	$—	$30.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(10.9)	(1.4)	—	(12.3)
Intercompany investments	—	109.8	—	(109.8)	—
Dividend from subsidiary guarantors	14.0	—	—	(14.0)	—
Net cash provided by (used in) investing activities	14.0	98.9	(1.4)	(123.8)	(12.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.4)	—	—	—	(2.4)
Dividend to parent	—	(14.0)	—	14.0	—
Intercompany financings	—	—	(109.8)	109.8	—
Payments to tax authorities for stock-based compensation	—	(6.1)	—	—	(6.1)
Net cash used in financing activities	(2.4)	(20.1)	(109.8)	123.8	(8.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(9.6)	19.3	—	9.7
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of period	$1.7	$—	$198.0	$—	$199.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
Overview
MoneyGram is a leading global financial technology company that provides innovative services around the world. Our money transfer services connect family and friends through an omnichannel network designed to deliver unparalleled choice and convenience. Whether through our mobile application, moneygram.com, integration with mobile wallets, a kiosk, or any one of the thousands of agent locations in more than 200 countries and territories, we connect consumers in ways designed to be convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer our services and products through third-party agents and directly to consumers through our Digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, account deposit and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 87% of total revenue for the three months ended March 31, 2019. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
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
The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver a superior customer experience to win market share. Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. We generally compete on the basis of the customer experience, the ability to conduct both digital and cash transactions, price, the quantity and quality of our agent network, commission payments and marketing efforts.
In addition to the changes in the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world, as well as address corridor specific risks associated with fraud or money laundering. In 2018, the Company launched new compliance measures including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. Additionally, in 2018, the Company and Walmart, our largest agent, announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from

Walmart in the U.S. to any non-U.S. MoneyGram location. This white label product was introduced at a lower price point than our previous relationship with Walmart, which resulted in lower revenue per transaction. Both of these 2018 initiatives negatively impacted our top-line growth in the first quarter of 2019 as compared to the first quarter of 2018.
We have been and continue to invest in innovative products and services, such as moneygram.com, mobile solutions including our new application, integration with mobile wallets, account deposit services and kiosk-based services, to position the Company to meet consumers' needs. Furthermore, we believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
We are making progress toward becoming a digitally-enabled, customer-centric organization to better position the Company to compete with new entrants focused solely on digital money transfer solutions. As of March 31, 2019, the Company expanded its native application to be available in 17 countries. Digital solutions revenue for the three months ended March 31, 2019 and 2018 was $44.2 million and $53.4 million, respectively, or 16% of money transfer revenue. Moneygram.com revenue for the three months ended March 31, 2019 decreased by $3.9 million or 16% over 2018.
In the first quarter of 2018, the Company initiated the Digital Transformation Program to modernize the business, reduce operating expenses, focus on improving efficiency and profitability and better align the organization to deliver new digital touch-points for customers and agents. The Digital Transformation Program was substantially completed in the first quarter of 2019. See Note 2 — Restructuring and Reorganization Costs of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Digital Transformation Program. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. The Company’s operating expenses, excluding commissions and direct transaction expenses, decreased by $42.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit), which was followed by Britain providing official notice to leave the European Union in March of 2017, introduced additional uncertainty in global markets and currency exchange rates. We are currently unable to determine the long-term impact that Brexit will have on us, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. As the UK is expected to leave the European Union in the second quarter of 2019, the Company made a number of operational changes to accommodate any potential business impact.
Anticipated Trends
This discussion of trends expected to impact our business in 2019 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2018, MoneyGram focused on positioning the company to better compete by building and expanding customer-centric digital capabilities, modernizing operations and expense structures, de-risking the business to better protect consumers and expanding our product offerings. In 2019, we believe the industry will continue to see a number of trends continue: the growth of digital transactions, the importance of customer experience and geopolitical volatility. To position the Company to respond to these trends, we are focused on our strategy to deliver a differentiated customer experience, capitalize on the strength of our leading digital and physical footprint, accelerate growth in key regions and identify new areas of growth.
We continue to see increased opportunities to capitalize on growth and expansion through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform, new partnerships and the introduction of new ways to send and receive money. Furthermore, the Company is expanding its online presence through the continued growth of its new native application and we expect to have it available in 26 countries in the first half of 2019.
We expect compliance measures, pricing pressure and competition to be a continuous challenge in 2019. Furthermore, economic issues in Africa have restricted our ability to transact in certain markets. Currency volatility, liquidity pressure on central banks and pressure on labor markets in specific countries may also continue to impact our business in 2019.
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

The Company’s senior secured credit facility of $901.9 million will mature in March 2020. Over the past few months, the Company has been in discussions with its current lenders and other sources of junior capital to support the reduction and refinancing of its existing credit facility. On May 8, 2019, the Company announced that Bank of America, N.A. arranged a $245.0 million senior secured second lien term facility led by Beach Point Capital Management. The net proceeds from this new financing will be used by the Company to prepay its existing senior secured credit facility. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Second Lien Term Facility.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018	2019 vs 2018	% Change
Revenue
Fee and other revenue	$301.0	$370.1	$(69.1)	(19)%
Investment revenue	14.4	9.9	4.5	45%
Total revenue	315.4	380.0	(64.6)	(17)%
Expenses
Fee and other commissions expense	149.6	176.5	(26.9)	(15)%
Investment commissions expense	6.3	3.5	2.8	80%
Direct transaction expense	5.0	5.5	(0.5)	(9)%
Total commissions and direct transaction expenses	160.9	185.5	(24.6)	(13)%
Compensation and benefits	59.4	79.3	(19.9)	(25)%
Transaction and operations support	52.1	74.8	(22.7)	(30)%
Occupancy, equipment and supplies	15.4	16.6	(1.2)	(7)%
Depreciation and amortization	19.0	18.1	0.9	5%
Total operating expenses	306.8	374.3	(67.5)	(18)%
Operating income	8.6	5.7	2.9	51%
Other expenses (income)
Interest expense	13.9	12.3	1.6	13%
Other non-operating expense (income)	1.6	(28.5)	30.1	NM
Total other expenses (income)	15.5	(16.2)	31.7	NM
(Loss) income before income taxes	(6.9)	21.9	(28.8)	NM
Income tax expense	6.6	14.8	(8.2)	(55)%
Net (loss) income	$(13.5)	$7.1	$(20.6)	NM
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	Percent of Total Revenue	2018	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$289.2	92%	$357.4	94%
Financial Paper Product fee and other revenue	11.8	4%	12.7	3%
Investment revenue	14.4	5%	9.9	3%
Total revenue	$315.4	100%	$380.0	100%
For the three months ended March 31, 2019, total revenue declined when compared to the prior reporting period, primarily due to the decline in the Global Funds Transfer fee and other revenue, which included the impact of de-risking the business, Walmart2World service and pricing pressure due to increased competition. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three months ended March 31, 2019, investment revenue increased primarily from higher yields when compared to the prior reporting period.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended March 31,
	2019		2018
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$160.9	51%	$185.5	49%
Compensation and benefits	59.4	19%	79.3	21%
Transaction and operations support	52.1	17%	74.8	20%
Occupancy, equipment and supplies	15.4	5%	16.6	4%
Depreciation and amortization	19.0	6%	18.1	5%
Total operating expenses	$306.8	97%	$374.3	99%
For the three months ended March 31, 2019, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to realized efficiencies from our restructuring and reorganization activities.
Total Commissions and Direct Transaction Expenses
For the three months ended March 31, 2019, total commissions and direct transaction expenses as a percent of revenues increased when compared to the same period in 2018, primarily from the decrease in money transfer fee and other revenue, partially offset by the decrease in fee and other commissions expense and signing bonus amortization, both of which are discussed in more detail below in the "Segments Results" section.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2018 to 2019:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2018	$79.3
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(10.3)
Restructuring and reorganization costs	(3.0)
Employee stock-based compensation	(2.2)
Impact from changes in exchange rates	(1.8)
Severance and related costs	(0.6)
Other	(2.0)
For the period ended March 31, 2019	$59.4
For the three months ended March 31, 2019, compensation and benefits decreased primarily due to a reduction in headcount and the near completion of the restructuring and reorganization activities.
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

The following table is a summary of the change in transaction and operations support from 2018 to 2019:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2018	$74.8
Change resulting from:
Legal expenses	(11.1)
Outsourcing, independent contractor and consultant costs	(3.6)
Provision for loss	(3.0)
Net gains from foreign currency transactions and related forward contracts	(1.6)
Restructuring and reorganization costs	(0.9)
Impact from changes in exchange rates	(0.9)
Travel and entertainment expenses	(0.7)
Other	(0.9)
For the period ended March 31,2019	$52.1
For the three months ended March 31, 2019, transaction and operations support decreased primarily due to a decrease in legal expenses driven by the accrual recorded in the first quarter of 2018 for the DPA matter, a decrease in outsourcing, independent contractor and consultant costs due to cost-savings initiatives and a decrease in the provision for loss driven by the implementation of compliance and fraud prevention measures.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2019, occupancy, equipment and supplies expense decreased by $1.2 million when compared to the same period in 2018, primarily due to cost-savings from the Digital Transformation Program and a decrease in software maintenance costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2019, depreciation and amortization increased by $0.9 million when compared to the same period in 2018, primarily due to higher depreciation expense for computer software and accelerated depreciation from certain restructuring and other activities.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018	2019 vs 2018
Money transfer revenue	$273.3	$336.6	$(63.3)
Bill payment revenue	15.9	20.8	(4.9)
Total Global Funds Transfer revenue	$289.2	$357.4	$(68.2)

Fee and other commissions and direct transaction expenses	$154.3	$181.7	$(27.4)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2018 to 2019:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2018	$336.6
Change resulting from:
Money transfer volume	(37.1)
Average face value per transaction and pricing	(15.5)
Impact from changes in exchange rates	(8.1)
Corridor mix	0.1
Other	(2.7)
For the period ended March 31, 2019	$273.3
For the three months ended March 31, 2019, the decrease in money transfer fee and other revenue was primarily driven by decreases in money transfer transaction volume and average face value per transaction and pricing due to the implementation of compliance measures and Walmart2World service. Additionally, average face value per transaction and pricing was impacted by pricing pressure from increased competition and introductory pricing for new markets.
Bill Payment Fee and Other Revenue
For the three months ended March 31, 2019, bill payment fee and other revenue decreased by $4.9 million, or 24%, when compared to the same period in 2018, due to increased competition.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2018 to 2019:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2018	$176.2
Change resulting from:
Money transfer revenue	(25.4)
Money transfer corridor and agent mix	5.8
Impact from changes in exchange rates	(4.3)
Signing bonuses	(1.8)
Bill payment revenue and commission rates	(1.2)
For the period ended March 31, 2019	$149.3
Fort the three months ended March 31, 2019, fee and other commissions decreased by $26.9 million primarily due to decreases in money transfer revenue from the decline in volume and pricing discussed above and the decrease in signing bonus amortization, partially offset by favorable money transfer corridor and agent mix.
For the three months ended March 31, 2019, direct transaction expense of $5.0 million decreased by $0.5 million when compared to the prior period, primarily due to a decrease in moneygram.com revenues.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018	2019 vs 2018
Money order revenue	$13.9	$13.4	$0.5
Official check revenue	12.3	9.2	3.1
Total Financial Paper Products revenue	$26.2	$22.6	$3.6

Commissions expense	$6.6	$3.8	$2.8
Financial Paper Products revenue increased by $3.6 million or 16% during the three months ended March 31, 2019, primarily due to higher yields on our investment portfolio when compared to the prior period.
For the three months ended March 31, 2019, commissions expense for Financial Paper Products increased by $2.8 million when compared to the same period in 2018, due to an increase in investment commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Operating income:
Global Funds Transfer	$1.1	$1.4
Financial Paper Products	8.2	5.6
Total segment operating income	9.3	7.0
Other	(0.7)	(1.3)
Total operating income	$8.6	$5.7

Total operating margin	2.7%	1.5%
Global Funds Transfer	0.4%	0.4%
Financial Paper Products	31.3%	24.8%
For the three months ended March 31, 2019, the Global Funds Transfer segment operating income slightly declined and the operating margin remained flat when compared to the three months ended March 31, 2018. The decline in operating income was due to the decline in money transfer fee and other revenue, which was offset by decreases in operating expenses primarily due to the realization of the 2018 cost-savings initiatives.
For the three months ended March 31, 2019, the Financial Paper Products segment operating income and margin increased when compared to the three months ended March 31, 2018, primarily due to the increase in investment revenue.
For the three months ended March 31, 2019, other operating loss decreased when compared to the three months ended March 31, 2018, due to ongoing cost-savings initiatives.
Other Expenses (Income)
Total other expenses for the three months ended March 31, 2019, were $15.5 million compared to other income of $16.2 million for the three months ended March 31, 2018. The prior period other income included a $30.0 million payment related to the terminated merger with Ant Financial.
Income Taxes
For the three months ended March 31, 2019, the Company recognized income tax expense of $6.6 million on a pre-tax loss of $6.9 million primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.

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
The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
(Loss) income before income taxes	$(6.9)	$21.9
Interest expense	13.9	12.3
Depreciation and amortization	19.0	18.1
Signing bonus amortization	11.7	14.0
EBITDA	37.7	66.3
Significant items impacting EBITDA:
Direct monitor costs	4.1	3.1
Restructuring and reorganization costs	3.5	7.3
Stock-based, contingent and incentive compensation	2.6	4.8
Compliance enhancement program	1.5	2.6
Legal and contingent matters (1)	0.6	11.4
Severance and related costs	0.1	0.4
Costs (income) related to the terminated merger with Ant Financial (2)	—	(29.3)
Adjusted EBITDA	$50.1	$66.6

Adjusted EBITDA change, as reported	(25)%
Adjusted EBITDA change, constant currency adjusted	(22)%

Adjusted EBITDA	$50.1	$66.6
Cash payments for interest	(12.8)	(11.5)
Cash payments for taxes, net of refunds	(1.2)	(1.6)
Cash payments for capital expenditures	(12.7)	(12.3)
Cash payments for agent signing bonuses	(10.1)	(11.8)
Adjusted Free Cash Flow	$13.3	$29.4
(1) Three months ended March 31, 2018 includes an accrual of $10.0 million related to the resolution of the DPA matter.
(2) Costs include, but are not limited to, legal, bank and consultant fees and income includes the $30.0 million merger termination fee.

The Company generated EBITDA of $37.7 million and $66.3 million and Adjusted EBITDA of $50.1 million and $66.6 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA declined when compared to the same period in 2018 because of the decrease in fee and other revenue, partially offset by decreases in fee and other commissions expense, net salaries, related payroll taxes and cash incentive compensation and outsourcing, and independent contractor and consultant costs as a result of the realization of cost-savings initiatives implemented in 2018.
For the three months ended March 31, 2019, EBITDA decreased primarily because the prior period included $30.0 million of income related to the terminated merger with Ant Financial.
For the three months ended March 31, 2019, Adjusted Free Cash Flow decreased by $16.1 million when compared to the same period in 2018. The decline was primarily due to the decrease in Adjusted EBITDA.
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

(Amounts in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$129.9	$145.5
Settlement assets:
Settlement cash and cash equivalents	1,381.5	1,435.7
Receivables, net	971.7	777.7
Interest-bearing investments	1,057.4	1,154.7
Available-for-sale investments	5.7	5.7
	$3,416.3	$3,373.8
Payment service obligations	$(3,416.3)	$(3,373.8)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2019, cash and cash equivalents

(including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.6 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $5.7 million of available-for-sale investments as of March 31, 2019. U.S. government agency residential mortgage-backed securities comprise $4.3 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.4 million.
Credit Facilities
As of March 31, 2019, the Company had an outstanding balance of $901.9 million on its senior secured borrowings. The Company's effective interest rate on senior secured borrowings increased from 5.59% as of December 31, 2018 to 5.75% as of March 31, 2019, due to increases in the Eurodollar rate. As of March 31, 2019, the Company had no borrowings and no outstanding letters of credit under the revolving credit facility, and subsequent to the January 31, 2019 amendment, the Company has $45.0 million of availability. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
On May 8, 2019, the Company announced that Bank of America, N.A. arranged a $245.0 million senior secured second lien term facility led by Beach Point Capital Management. The Carlyle Group will be participating in a portion of the second lien term facility. The net proceeds from this new financing will be used by the Company to prepay its existing senior secured credit facility. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the Second Lien Term Facility.
Credit Ratings
As of March 31, 2019, our credit ratings from Moody’s and S&P were B2 with a negative outlook and B with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$0.3	$30.5
Net cash used in investing activities	(12.7)	(12.3)
Net cash used in financing activities	(3.2)	(8.5)
Net change in cash and cash equivalents	$(15.6)	$9.7
Cash Flows from Operating Activities
For the three months ended March 31, 2019, cash provided by operating activities decreased primarily due to the decrease in net income and an increase in prepaid additions for software and maintenance when compared to the prior period. Additionally, the three months ended March 31, 2018, included $30.0 million of income related to the terminated merger with Ant Financial.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the three months ended March 31, 2019 and 2018, included capital expenditures of $12.7 million and $12.3 million, respectively.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities, which included $2.5 million of principal payments on debt and $0.7 million of payments to tax authorities for stock-based compensation, decreased by $5.3 million when compared to the prior reporting period. The decrease was driven by lower payments to tax authorities for stock-based compensation during the three months ended March 31, 2019 due to the decrease in the Company's stock price when compared to the prior period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 —

Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2019. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of his report and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•	our ability to close the Second Lien Term Facility, extend or refinance the First Lien Facilities, and complete the Refinancing or comply with the terms thereof;

•	possible uncertainties relating to compliance with and the impact of the Amended DPA;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage risks associated with our international sales and operations, including exchange rates among currencies;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain OFAC restrictions;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	our ability to manage credit risks from our agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to the designees of Thomas H. Lee Partners, L.P. on our Board of Directors; and

•
the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2018. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, the Company implemented controls and processes relating to adoption of ASC Topic 842 - Leases. Throughout the implementation, the Company evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission in October 2009 and with the deferred prosecution agreement that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company intends to vigorously defend this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and deferred prosecution agreement described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company intends to vigorously defend this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Books and Records Requests — The Company has received multiple requests from various putative shareholders for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law relating to the subject matter of the putative class and derivative lawsuits described in the preceding paragraphs. On February 26, 2019, two of these shareholders filed a petition in the Delaware Court of Chancery to compel MoneyGram to produce books and records in accordance with their request. The Company intends to vigorously defend these matters. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the class action, derivative actions and Section 220 requests.
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
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages, or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in mid-2019. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $19.7 million on amounts that have previously been accrued.
See discussion of Legal Proceedings in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further information, refer to Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Our substantial debt service obligations, significant debt maturities, significant debt covenant requirements, low market capitalization and our credit rating could impair our access to capital and financial condition and adversely affect our ability to refinance our existing indebtedness and operate and grow our business.
We have substantial interest expense on our debt and our ratings are below “investment grade.” We also have a significant debt maturity in March 2020. This requires that we access capital markets that are subject to higher volatility and are costlier than those that support higher-rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction or interruption in cash flow could result in an event of default or significantly restrict our access to capital. There is no assurance that we will be able to refinance our debt obligations, comply with our debt covenants or obtain additional capital. Furthermore, refinancing our debt on less favorable terms than in the existing credit facility could also have a significant impact on our cash flow from operations. Our ratings below investment grade also create the potential for a cost of capital that is higher than other companies with which we compete. Further, our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates or changes in the terms of our debt or our inability to refinance our existing debt could have an adverse effect on our financial position and results of operations.
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
There can be no assurance as to whether or when the Company will reach an agreement to refinance or extend the First Lien Facilities, the Refinancing will be consummated or the terms of the refinanced or extended First Lien Facilities and Second Lien Term Facility to be included in the Refinancing will not be revised in material respects prior to its completion.
On May 8, 2019, the Company announced that Bank of America, N.A. arranged a $245.0 million senior secured second lien term facility. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
The consummation of the Refinancing, including the negotiation of definitive agreements for the Second Lien Term Facility and the refinancing or extension of, and the negotiation of definitive agreements for, the First Lien Facilities, is subject to various conditions, some of which are beyond our control. In addition, the terms of the refinanced or extended First Lien Facilities and Second Lien Term Facility to be included in the Refinancing may change in the process of obtaining the Refinancing, and any changes may be on terms that are less favorable to the Company. Thus, there can be no assurance as to whether or when the Company will reach an agreement to refinance or extend the First Lien Facilities, the Refinancing will be consummated or the terms of the refinanced or extended First Lien Facilities and the Second Lien Term Facility to be included in the Refinancing will not be revised in material respects prior to its completion.
Our debt service obligations will be higher following the consummation of the Refinancing, which could materially and adversely affect our financial condition and results of operations.
The terms of the Refinancing, including the Second Lien Term Facility and the extended or refinanced First Lien Facilities, will provide for higher effective interest rates than under the Company’s existing senior secured and revolving credit facilities, which will increase the interest expense payable by the Company and could cause a decrease in the Company’s cash flows and materially and adversely affect the Company’s financial condition and results of operations. In addition, under the terms of the Second Lien Term Facility and the extended or refinanced First Lien Facilities, we will be subject to more restrictive covenants than under the Company’s existing senior secured and revolving credit facilities that will reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, sell assets, make investments and acquisitions, pledge assets as collateral and enter into transactions with affiliates. Failure to comply with such covenants could result in a default under the extended or refinanced First Lien Facilities and the Second Lien Term Facility, and as a result, the commitments of the lenders thereunder may be terminated and the maturity of amounts owed may be accelerated.
The issuance of shares of our common stock issuable upon exercise of the Warrants will dilute the ownership interest of our existing stockholders and could adversely affect the prevailing market price of our common stock.
In connection with the arrangement of the Second Lien Term Facility, the Company agreed to deliver the Initial Warrants (representing 1.5% of the currently outstanding fully diluted common stock) to the lenders under the Second Lien Term Facility. Upon the closing of the Second Lien Term Facility, the Company would deliver the remaining Warrants representing 6.5% of the fully diluted common stock (for a total of Warrants representing 8% of the currently outstanding fully diluted common stock).
The exercise of some or all of the Warrants will dilute the ownership interests of existing stockholders. In addition, any sales in the public market of the common stock issuable upon such exercise or any anticipated sales upon exercise of the Warrants could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock, and could adversely impact the terms under which we could obtain additional equity capital. Following the occurrence of an exercise trigger for the Warrants, we have no control over whether or when the holders will exercise their Warrants.

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

10.2*+	Amendment No. 10 to Amended and Restated Master Trust Agreement, effective as of April 2, 2019, by and between MoneyGram Payment Systems, Inc. and Walmart Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following materials from MoneyGram's Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act (“Rule 24b-2”) for any schedules so furnished.

+	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 10, 2019	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)