Form 10-Q
period 2019-06-30
MONEYGRAM INTERNATIONAL INC
filed 2019-08-02
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2019.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
As of July 31, 2019, 62,049,917 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$133.5	$145.5
Settlement assets	3,443.1	3,373.8
Property and equipment, net	183.3	193.9
Goodwill	442.2	442.2
Other assets	181.5	140.7
Total assets	$4,383.6	$4,296.1
LIABILITIES
Payment service obligations	$3,443.1	$3,373.8
Debt, net	842.1	901.0
Pension and other postretirement benefits	72.1	76.6
Accounts payable and other liabilities	263.0	213.5
Total liabilities	4,620.3	4,564.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at June 30, 2019 and December 31, 2018	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 64,434,490 and 58,823,567 shares issued at June 30, 2019 and December 31, 2018, respectively	0.6	0.6
Additional paid-in capital	1,093.6	1,046.8
Retained loss	(1,439.4)	(1,403.6)
Accumulated other comprehensive loss	(56.2)	(67.5)
Treasury stock: 2,432,151 and 3,207,118 shares at June 30, 2019 and December 31, 2018, respectively	(19.2)	(29.0)
Total stockholders’ deficit	(236.7)	(268.8)
Total liabilities and stockholders’ deficit	$4,383.6	$4,296.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2019	2018	2019	2018
REVENUE
Fee and other revenue	$309.3	$362.5	$610.3	$732.6
Investment revenue	14.5	12.1	28.9	22.0
Total revenue	323.8	374.6	639.2	754.6
EXPENSES
Fee and other commissions expense	155.4	178.9	305.0	355.4
Investment commissions expense	6.2	4.5	12.5	8.0
Direct transaction expense	6.2	7.0	11.2	12.5
Total commissions and direct transaction expenses	167.8	190.4	328.7	375.9
Compensation and benefits	53.5	65.1	112.9	144.4
Transaction and operations support	54.5	72.0	106.6	146.8
Occupancy, equipment and supplies	15.5	17.0	30.9	33.6
Depreciation and amortization	18.2	20.1	37.2	38.2
Total operating expenses	309.5	364.6	616.3	738.9
OPERATING INCOME	14.3	10.0	22.9	15.7
Other expenses (income)
Interest expense	14.0	13.7	27.9	26.0
Other non-operating expense (income)	35.3	1.4	36.9	(27.1)
Total other expenses (income)	49.3	15.1	64.8	(1.1)
(Loss) income before income taxes	(35.0)	(5.1)	(41.9)	16.8
Income tax (benefit) expense	(7.8)	(7.4)	(1.2)	7.4
NET (LOSS) INCOME	$(27.2)	$2.3	$(40.7)	$9.4

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.41)	$0.04	$(0.62)	$0.15
Diluted	$(0.41)	$0.03	$(0.62)	$0.14

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	66.1	64.5	65.5	64.1
Diluted	66.1	66.4	65.5	66.3
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
NET (LOSS) INCOME	$(27.2)	$2.3	$(40.7)	$9.4
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gains on available-for-sale securities arising during the period	(0.4)	—	(0.2)	(0.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.3 and $0.4 for the three months ended June 30, 2019 and 2018, respectively, and $0.4 and $0.6 for the six months ended June 30, 2019 and 2018, respectively	0.6	0.8	1.4	1.7
Pension settlement charge, net of tax benefit of $7.2 for the three and six months ended June 30, 2019	24.1	—	24.1	—
Valuation adjustment for pension, net of tax expense of $0.1 for the three and six months ended June 30, 2019	(0.5)	—	(0.5)	—
Unrealized foreign currency translation adjustments, net of tax expense (benefit) of $0.1 and ($0.6) for the three months ended June 30, 2019 and 2018, respectively, and an expense of $0.1 and $0.0 for the six months ended June 30, 2019 and 2018, respectively	4.7	(9.4)	1.6	(6.7)
Other comprehensive income (loss)	28.5	(8.6)	26.4	(5.2)
COMPREHENSIVE INCOME (LOSS)	$1.3	$(6.3)	$(14.3)	$4.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40.7)	$9.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37.2	38.2
Signing bonus amortization	23.4	28.7
Amortization of debt discount and debt issuance costs	1.4	1.6
Debt extinguishment costs	2.4	—
Non-cash compensation and pension expense	38.8	10.4
Signing bonus payments	(15.4)	(19.6)
Change in other assets	(5.9)	(5.4)
Change in accounts payable and other liabilities	(6.9)	(14.7)
Other non-cash items, net	3.8	1.3
Net cash provided by operating activities	38.1	49.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29.2)	(28.5)
Net cash used in investing activities	(29.2)	(28.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(21.3)	—
Principal payments on debt	(28.4)	(4.9)
Net proceeds from issuing equity instruments	29.5	—
Payments to tax authorities for stock-based compensation	(0.7)	(6.1)
Net cash used in financing activities	(20.9)	(11.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12.0)	10.4
CASH AND CASH EQUIVALENTS—Beginning of period	145.5	190.0
CASH AND CASH EQUIVALENTS—End of period	$133.5	$200.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	183.9	0.6	1,049.4	(1,411.5)	(84.7)	(20.0)	(282.3)
Net loss	—	—	—	(27.2)	—	—	(27.2)
Stock-based compensation activity	—	—	1.6	(0.7)	—	0.8	1.7
Net proceeds from issuing equity instruments	—	—	29.5	—	—	—	29.5
Equity instruments issued in connection with second lien facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	28.5	—	28.5
June 30, 2019	$183.9	$0.6	$1,093.6	$(1,439.4)	$(56.2)	$(19.2)	$(236.7)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	7.1	—	—	7.1
Stock-based compensation activity	—	—	4.8	(43.0)	—	36.1	(2.1)
Cumulative effect of adoption of ASU 2016-16	—	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	3.4	—	3.4
March 31, 2018	183.9	0.6	1,039.6	(1,367.8)	(59.6)	(29.4)	(232.7)
Net income	—	—	—	2.3	—	—	2.3
Stock-based compensation activity	—	—	2.3	(0.4)	—	0.5	2.4
Other comprehensive loss	—	—	—	—	(8.6)	—	(8.6)
June 30, 2018	$183.9	$0.6	$1,041.9	$(1,365.9)	$(68.2)	$(28.9)	$(236.6)
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
Recent Accounting Pronouncements and Related Developments — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASU:

•	ASU 2018-19 (Issued November 2018) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses

•	ASU 2019-04 (Issued April 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

•	ASU 2019-05 — Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

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

Note 2 — Restructuring and Reorganization Costs

In 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. The Digital Transformation Program was substantially completed in the first quarter of 2019. As of June 30, 2019, the Company incurred $24.5 million in restructuring and reorganization costs. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. On the Condensed Consolidated Statements of Operations, the severance and outplacement benefits and reorganization costs are recorded in "Compensation and benefits," the real estate lease termination and other associated costs are recorded in "Occupancy, equipment and supplies" and "Depreciation and amortization" and the legal and other costs are recorded in "Transaction and operations support."
The following table is a roll-forward of the restructuring and reorganization costs accrual as of June 30, 2019:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2018	$6.3
Expenses	4.1
Cash payments	(5.2)
Non-cash operating expenses	(0.1)
Balance, June 30, 2019	$5.1
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred as of June 30, 2019:

(Amounts in millions)	Digital Transformation Program
Cumulative restructuring costs incurred to date in operating expenses	$24.0
Estimated additional restructuring costs to be incurred	0.2
Total restructuring costs incurred and to be incurred	24.2
Total reorganization costs incurred and to be incurred	0.5
Total restructuring and reorganization costs incurred and to be incurred	$24.7

The following table summarizes the restructuring costs recorded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Restructuring costs in operating expenses:
Compensation and benefits	$0.2	$3.2	$3.2	$9.2
Transaction and operations support	0.2	0.4	0.5	1.6
Occupancy, equipment and supplies	0.1	1.1	0.3	1.2
Depreciation	—	0.3	0.1	0.3
Total restructuring costs in operating expenses	0.5	5.0	4.1	12.3
Reorganization costs in operating expenses:
Compensation and benefits	—	0.5	—	0.5
Total reorganization costs in operating expenses	—	0.5	—	0.5
Total restructuring and reorganization costs in operating expenses	$0.5	$5.5	$4.1	$12.8
The following table is a summary of the total cumulative restructuring and reorganization costs incurred to date in operating expenses and the total estimated remaining restructuring costs to be incurred by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Restructuring costs:
Balance, December 31, 2018	$19.9	$—	$19.9
First quarter 2019	3.6	—	3.6
Second quarter 2019	0.5	—	0.5
Total cumulative restructuring costs incurred to date in operating expenses	24.0	—	24.0
Total estimated additional restructuring costs to be incurred	0.2	—	0.2
Total restructuring costs incurred and to be incurred	24.2	—	24.2
Reorganization costs:
Balance, December 31, 2018	—	0.5	0.5
Total reorganization costs incurred and to be incurred	—	0.5	0.5
Total restructuring and reorganization costs incurred and to be incurred	$24.2	$0.5	$24.7

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	June 30, 2019	December 31, 2018
Settlement assets:
Settlement cash and cash equivalents	$1,478.0	$1,435.7
Receivables, net	1,002.5	777.7
Interest-bearing investments	957.6	1,154.7
Available-for-sale investments	5.0	5.7
	$3,443.1	$3,373.8
Payment service obligations	$(3,443.1)	$(3,373.8)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.0	$—	$4.0
Asset-backed and other securities	—	1.0	1.0
Forward contracts	0.2	—	0.2
Total financial assets	$4.2	$1.0	$5.2
Financial liabilities:
Forward contracts	$1.1	$—	$1.1

December 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.5	$—	$4.5
Asset-backed and other securities	—	1.2	1.2
Forward contracts	—	—	—
Total financial assets	$4.5	$1.2	$5.7
Financial liabilities:
Forward contracts	$1.2	$—	$1.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

(Amounts in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning balance	$1.4	$1.2
Change in unrealized gains	(0.4)	(0.2)
Ending balance	$1.0	$1.0
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Senior secured credit facility	$858.9	$737.1	$890.0	$904.4
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2019 and December 31, 2018.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2019	December 31, 2018
Cash	$1,609.0	$1,578.7
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,611.5	1,581.2
Interest-bearing investments	957.6	1,154.7
Available-for-sale investments	5.0	5.7
Total investment portfolio	$2,574.1	$2,741.6
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
June 30, 2019
Residential mortgage-backed securities	$3.7	$0.3	$4.0
Asset-backed and other securities	0.2	0.8	1.0
Total	$3.9	$1.1	$5.0

December 31, 2018
Residential mortgage-backed securities	$4.2	$0.3	$4.5
Asset-backed and other securities	0.2	1.0	1.2
Total	$4.4	$1.3	$5.7
As of June 30, 2019 and December 31, 2018, 80% and 79%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2019 and 2018, the Company had no net realized gains or losses. The Company had nominal unrealized losses in its available-for-sale portfolio as of June 30, 2019 and December 31, 2018.
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

The following net gains related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Net realized foreign currency gain (loss)	$0.4	$(4.3)	$(3.1)	$(3.8)
Net gain from the related forward contracts	0.6	5.6	5.7	5.1
Net gains from foreign currency transactions and related forward contracts	$1.0	$1.3	$2.6	$1.3
As of June 30, 2019 and December 31, 2018, the Company had $427.7 million and $300.2 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of June 30, 2019 and December 31, 2018, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Forward contracts	Other assets	$0.6	$0.2	$(0.4)	$(0.2)	$0.2	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Forward contracts	Accounts payable and other liabilities	$1.5	$1.4	$(0.4)	$(0.2)	$1.1	$1.2
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	June 30, 2019	December 31, 2018
(Amounts in millions, except percentages)
5.59% first lien credit facility due 2020	$—	$904.4
8.44% first lien credit facility due 2023	645.0	—
13.00% second lien credit facility due 2024	245.0	—
Senior secured credit facilities	890.0	904.4
Unamortized debt issuance costs and debt discounts	(47.9)	(3.4)
Total debt, net	$842.1	$901.0
On June 26, 2019, MoneyGram, as borrower, entered into (i) a Second Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) with Bank of America, N.A., as administrative agent, the financial institutions parties thereto as lenders and the other agents party thereto and (ii) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Bank of America, N.A., as administrative agent, the financial parties thereto as lenders and the other agents party thereto. The credit obtained under the First Lien Credit Agreement and Second Lien Credit Agreement together with MoneyGram’s cash on hand were used to extend and/or repay in full all outstanding indebtedness under the Company's existing credit facility. In connection with the termination of the existing credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. These costs were recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations and in "Debt extinguishment costs" on the Condensed Consolidated Statements of Cash Flows.
First Lien Credit Agreement and Revolving Credit Facility — The First Lien Credit Agreement provides for (i) a senior secured three-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, which matures September 30, 2022 (the “First Lien Revolving Credit Facility”) and (ii) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the “First Lien Term Credit Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Company incurred debt issuance costs of $9.9 million for the First Lien Term Credit Facility, which were recorded as a direct deduction from the carrying amount of the related indebtedness. The Company also incurred debt issuance costs of $0.5 million for its First Lien Revolving Credit Facility, which were recorded in "Other assets" on its Condensed Consolidated Balance Sheets. The amortization of debt issuance costs is recorded in "Interest expense" on the Condensed Consolidated Statements of Operations.
The First Lien Revolving Credit Facility and the First Lien Term Credit Facility will each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s First Lien Leverage Ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s First Lien Leverage Ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. The Company will make quarterly principal payments of $1.6125 million on its First Lien Term Credit Facility on the last business day of each quarter starting with the third quarter of 2019, with the remaining outstanding principal balance due on the maturity date.
Any borrowings under the First Lien Revolving Credit Facility will be used for general corporate purposes. As of June 30, 2019, the Company had no outstanding letters of credit and no borrowings under the First Lien Revolving Credit Facility.
Second Lien Credit Agreement — The Second Lien Credit Agreement provides for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the “Second Lien Term Credit Facility” and together with the First Lien Credit Facility, the “Credit Facilities”). The Company incurred debt issuance costs of $11.0 million for the Second Lien Term Credit Facility, which were recorded as a direct deduction from the carrying amount of the related indebtedness. All term loans under the Second Lien Term Credit Facility bear interest at a rate of 13.00% per annum. Subject to certain conditions and limitations, the Company may elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement is due on the maturity date.
The Credit Facilities are secured by substantially all of the Company’s assets and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the Credit Facilities.
In connection with the entry into the Second Lien Credit Agreement, the Company issued warrants (“Second Lien Warrants”) exercisable for an aggregate of 5,423,470 shares of the Company’s common stock, par value $0.01 (“Common Stock”) to the lenders under the Second Lien Credit Agreement. As of the issuance date, the value of each Second Lien Warrant was estimated at $2.41 per share and each Second Lien Warrant will expire ten years after issuance and entitles the holder thereof to purchase a share of Common Stock underlying the Second Lien Warrant for $0.01 per share. Each Second Lien Warrant will become exercisable upon the earlier of either (i) immediately prior to a change in control, (ii) the repayment in full of all amounts outstanding under the Second Lien Credit Agreement, (iii) the maturity date under the Second Lien Credit Agreement or (iv) the occurrence and continuance of a default under the Second Lien Credit Agreement (but only during the continuance of a default).
Debt Covenants and Other Restrictions — The Credit Facilities contain various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and make other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the First Lien Revolving Credit Facility requires the Company and its consolidated subsidiaries (w) to maintain a minimum interest coverage ratio, (x) to maintain a minimum asset coverage ratio, (y) to not exceed a maximum first lien leverage ratio, and (z) to not exceed a total leverage ratio. The Second Lien Credit Facility requires the Company not exceed a maximum secured leverage ratio of 5.50:1.00 commencing September 30, 2019.

The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company’s cash and cash equivalents and other settlement assets exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $133.5 million and $145.5 million as of June 30, 2019 and December 31, 2018, respectively. The table below summarizes the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of June 30, 2019, the Company was in compliance with its financial covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Settlement charge	$31.3	$—	$31.3	$—
Interest cost	1.7	1.5	3.4	3.1
Expected return on plan assets	(1.1)	(1.2)	(2.2)	(2.5)
Amortization of net actuarial loss	0.8	1.1	1.7	2.2
Net periodic benefit expense	$32.7	$1.4	$34.2	$2.8
The Company had nominal net periodic benefit expense for the three months ended June 30, 2019 and 2018, and $0.1 million for the six months ended June 30, 2019 and 2018, for its postretirement medical benefit plan. Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations.
In June 2019, the Company paid an insurance company $1.2 million to assume a portion of its Pension Plan liability, without recourse. As a result of the sale, the Company reduced its Pension Plan liability by $74.3 million and recognized a non-cash charge of $31.3 million that represents a corresponding portion of the Pension Plan accumulated other comprehensive loss. The transfer of the pension obligations was completed exclusively with the use of pension assets and did not impact the Company’s cash balance or liquidity position.
The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and other postretirement benefits for the six months ended June 30, 2019 and year ended December 31, 2019:

	Pension and other postretirement benefits
(Amounts in millions)	2019	2018
Benefit obligation at period end	$120.4	$191.9
Fair value of plan assets at period end	48.3	115.3
Unfunded status at period end	$72.1	$76.6

The Company remeasured its pension benefit obligation and related expense as of June 30, 2019, and updated its actuarial projections using assumptions for discount rates, long-term return on assets and other factors. The following table is a summary of the assumptions used in the remeasurement:

	Pension Plan
	June 30, 2019	December 31, 2018
Net periodic benefit expense:
Discount rate for benefit obligation	4.25%	3.58%
Discount rate for interest cost	3.83%	3.13%
Expected return on plan assets	3.83%	4.59%
Benefit obligation:
Discount rate	3.57%	4.25%

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and six months ended June 30, 2019 or June 30, 2018.
Securities Purchase Agreement — On June 17, 2019, the Company entered into a securities purchase agreement (the “SPA”) with Ripple Labs Inc. (“Ripple”), pursuant to which Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of Common Stock and ten-year warrants to purchase Common Stock at $0.01 per underlying share of Common Stock (“Ripple Warrants”).
In connection with the execution of the SPA, Ripple purchased, and the Company issued, (i) 5,610,923 shares of Common Stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 1,706,151 shares of Common Stock at a per share reference purchase price of $4.10 per share of Common Stock underlying the Ripple Warrant, for an aggregate purchase price of $30.0 million. The Company incurred direct and incremental costs of $0.5 million related to this transaction. The proceeds from the issuance to Ripple net of the direct incremental costs are recorded in "Additional paid-in capital" with the corresponding par value of the Common Stock issued in "Common stock" on the Condensed Consolidated Balance Sheets as of June 30, 2019.
Simultaneously with the execution of the SPA, a bank (the “LOC Bank”) issued a stand-by letter of credit (the “Letter of Credit”) on behalf of Ripple for the benefit of the Company in a face amount equal to $20.0 million to be used to fund additional purchases of shares of Common Stock and Ripple Warrants by Ripple. Pursuant to the SPA, the Company may elect to issue and sell additional shares of Common Stock and Ripple Warrants to Ripple by drawing on the Letter of Credit in amounts up to $20.0 million in the aggregate.
The following table is a summary of the Company’s authorized, issued and outstanding stock as of June 30, 2019:

	Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding
January 1, 2019	162,500	58,824	(55,616)	3,207
Release for restricted stock units	—	—	(775)	(775)
Shares issued to Ripple as part of SPA	—	5,611	(5,611)	—
June 30, 2019	162,500	64,434	(62,002)	2,432

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.9	$1.2	$1.8	$2.3	"Other non-operating expense (income)"
Settlement charge	31.3	—	31.3	—	"Other non-operating expense (income)"
Total before tax	32.2	1.2	33.1	2.3
Tax benefit, net	(7.5)	(0.4)	(7.6)	(0.6)
Total reclassified for the period, net of tax	$24.7	$0.8	$25.5	$1.7
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	2.1	(31.0)	(55.8)	(84.7)
Other comprehensive (loss) income before reclassification	(0.4)	4.7	(0.5)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	—	24.7	24.7
Net current period other comprehensive (loss) income	(0.4)	4.7	24.2	28.5
June 30, 2019	$1.7	$(26.3)	$(31.6)	$(56.2)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.2)	2.7	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive (loss) income	(0.2)	2.7	0.9	3.4
March 31, 2018	2.0	(7.7)	(53.9)	(59.6)
Other comprehensive loss before reclassification	—	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive (loss) income	—	(9.4)	0.8	(8.6)
June 30, 2018	$2.0	$(17.1)	$(53.1)	$(68.2)
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

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Stock-based compensation expense	$1.9	$2.7	$4.5	$7.5
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2018	1,628,829	$17.20	1.4 years	$—
Forfeited/Expired	(1,082,209)	16.20
Options outstanding, vested or expected to vest, and exercisable at June 30, 2019	546,620	$19.19	2.9 years	$—
As of June 30, 2019, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In February 2019, the Company granted time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date.

The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2018	2,272,606	$9.73	0.8 years	$4.5
Granted	2,136,188	2.41
Vested and converted to shares	(1,090,738)	8.79
Forfeited	(162,031)	9.44
Restricted stock units outstanding at June 30, 2019	3,156,025	$5.12	1.4 years	$7.4
Restricted stock units vested and deferred at June 30, 2019	54,472	$8.26		$0.1
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.7	$0.9	$9.6	$16.3
Total intrinsic value of vested and converted shares	$0.3	$0.3	$2.8	$22.0
As of June 30, 2019, the Company’s outstanding restricted stock units had unrecognized compensation expense of $11.6 million with a remaining weighted-average vesting period of 1.4 years. The Company had $0.3 million of cash-settled restricted stock units for the three and six months ended June 30, 2019.

Note 11 — Income Taxes

For the three months ended June 30, 2019, the Company recognized an income tax benefit of $7.8 million and on a pre-tax loss of $35.0 million. For the three months ended June 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $1.2 million on a pre-tax loss of $41.9 million. Our income tax rate was lower than the statutory rate primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
For the three months ended June 30, 2018, the Company recognized an income tax benefit of $7.4 million on a pre-tax loss of $5.1 million primarily due to a one-time $4.0 million deferred tax benefit from a reorganization of our corporate structure and a $2.6 million reduction of foreign uncertain tax positions, offset by an increase to the Company's provisional tax obligation for the one-time transition tax imposed by the TCJA.
For the six months ended June 30, 2018, the Company recognized an income tax expense of $7.4 million on a pre-tax income of $16.8 million, primarily due to non-deductible expenses, including the accrual related to the deferred prosecution agreement (the "DPA"), as discussed in more detail in Note 12 — Commitments and Contingencies, and the adverse tax consequences related to the new provisions enacted under the TCJA, which result in multiple taxation of a single item of income.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the liability for unrecognized tax benefits was $17.6 million and $17.9 million, respectively, exclusive of interest and penalties. For the six months ended June 30, 2019 and 2018, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.6 million and $17.1 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company's accrual for interest and penalties increased by $0.4 million and decreased by $2.2 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had a liability of $7.7 million and $7.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of June 30, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. A nominal charge was recorded for legal proceedings for the three months ended June 30, 2019 and 2018, in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, a nominal charge and a charge of $10.0 million, respectively, were recorded for legal proceedings in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission ("FTC") in October 2009 and with the DPA that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and DPA described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Books and Records Requests — The Company has received multiple requests from various putative shareholders for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law relating to the subject matter of the putative class and derivative lawsuits described in the preceding paragraphs. On February 26, 2019, two of these shareholders filed a petition in the Delaware Court of Chancery to compel MoneyGram to produce books and records in accordance with their request but have since dismissed their action. The Company is vigorously defending the remaining requests. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to these matters.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has since filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in late 2019.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of June 30, 2019. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $19.7 million on amounts that have previously been accrued.

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
The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Basic common shares outstanding	66.1	64.5	65.5	64.1
Shares related to stock options and restricted stock units	—	1.9	—	2.2
Diluted common shares outstanding	66.1	66.4	65.5	66.3
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders. The following table summarizes the weighted-average potential common shares excluded from diluted (loss) earnings per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Shares related to stock options	1.1	1.9	1.2	1.9
Shares related to restricted stock units	3.0	0.4	2.7	0.2
Shares related to warrants	0.6	—	0.3	—
Shares excluded from the computation	4.7	2.3	4.2	2.1

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. Walmart Inc. is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended June 30, 2019 and 2018, Walmart accounted for 16% of total revenue, and for the six months ended June 30, 2019 and 2018, Walmart accounted for 16% and 17%, respectively, of total revenue.

The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer revenue
Money transfer revenue	$282.2	$329.7	$555.5	$666.3
Bill payment revenue	15.0	19.5	30.9	40.3
Total Global Funds Transfer revenue	297.2	349.2	586.4	706.6
Financial Paper Products revenue
Money order revenue	13.6	14.2	27.5	27.6
Official check revenue	13.0	11.2	25.3	20.4
Total Financial Paper Products revenue	26.6	25.4	52.8	48.0
Total revenue	$323.8	$374.6	$639.2	$754.6
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer operating income	$5.6	$5.7	$6.7	$7.1
Financial Paper Products operating income	10.0	7.1	18.2	12.7
Total segment operating income	15.6	12.8	24.9	19.8
Other operating loss	(1.3)	(2.8)	(2.0)	(4.1)
Total operating income	14.3	10.0	22.9	15.7
Interest expense	14.0	13.7	27.9	26.0
Other non-operating expense (income)	35.3	1.4	36.9	(27.1)
(Loss) income before income taxes	$(35.0)	$(5.1)	$(41.9)	$16.8
The following table sets forth assets by segment:

(Amounts in millions)	June 30, 2019	December 31, 2018
Global Funds Transfer	$1,389.4	$1,287.1
Financial Paper Products	2,932.0	2,950.7
Other	62.2	58.3
Total assets	$4,383.6	$4,296.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer revenue
Money transfer fee revenue	$279.3	$323.8	$549.2	$654.4
Bill payment services fee revenue	15.0	19.5	30.9	40.3
Other revenue	2.9	5.9	6.3	11.9
Total Global Funds Transfer fee and other revenue	297.2	349.2	586.4	706.6
Financial Paper Products revenue
Money order fee revenue	2.2	2.9	4.5	6.0
Official check outsourcing services fee revenue	2.2	2.4	4.3	4.6
Other revenue	7.7	8.0	15.1	15.4
Total Financial Paper Products fee and other revenue	12.1	13.3	23.9	26.0
Investment revenue	14.5	12.1	28.9	22.0
Total revenue	$323.8	$374.6	$639.2	$754.6

Timing of revenue recognition:
Services and products transferred at a point in time	$296.5	$346.2	$584.6	$700.7
Products transferred over time	2.2	2.4	4.3	4.6
Total revenue from services and products	298.7	348.6	588.9	705.3
Investment revenue	14.5	12.1	28.9	22.0
Other revenue	10.6	13.9	21.4	27.3
Total revenue	$323.8	$374.6	$639.2	$754.6
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Leases

The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. Upon adoption of Accounting Standards Codification Topic 842 on January 1, 2019, the Company recognized an operating lease liability of $57.1 million and a Right-of-Use ("ROU") operating asset of $53.9 million. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, but it includes $3.2 million of accrued rent as of December 31, 2018. The ROU asset is presented on the Condensed Consolidated Balance Sheets as part of "Other assets" and the lease liability is included in "Accounts payable and other liabilities." The amortization of the ROU asset and changes in the lease liability are presented as part of "Change in other assets" and "Change in accounts payable and other liabilities," respectively, on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2019, the Company had an ROU asset of $46.8 million and a lease liability of $49.7 million on the Condensed Consolidated Balance Sheets. We elected the package of practical expedients, which permitted us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements, as the latter was not applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities. The Company elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases.

The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2028. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of June 30, 2019, the leases had a weighted-average remaining lease term of 4.5 years. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. As of June 30, 2019, the weighted-average discount rate was 4.5%.
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
The following table is a summary of the Company’s lease expense for its operating leases:

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in millions)	2019	2019
Buildings, equipment and vehicle leases	$3.8	$7.9
Short-term lease cost	0.3	0.7
Variable lease cost	0.4	0.4
Total lease cost	$4.5	$9.0
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
(Amounts in millions)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9.1
ROU assets obtained in exchange for lease obligations	$0.6
Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
July 1, 2019 to December 31, 2019	$7.4
2020	14.5
2021	12.2
2022	9.2
2023	5.8
Thereafter	5.1
Total	54.2
Less: present value discount	(4.5)
Lease liability - operating	$49.7

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

Note 17 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc. and MoneyGram International Payment Systems, Inc. (collectively, the “Guarantors”).
The following information represents Condensed Consolidating Balance Sheets as of June 30, 2019 and December 31, 2018, along with Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2019 and 2018, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$133.5	$—	$133.5
Settlement assets	—	3,359.5	83.6	—	3,443.1
Property and equipment, net	—	174.8	8.5	—	183.3
Goodwill	—	440.3	1.9	—	442.2
Other assets	70.5	396.4	74.8	(360.2)	181.5
Equity investments in subsidiaries	717.1	46.2	—	(763.3)	—
Intercompany receivables	—	44.8	159.3	(204.1)	—
Total assets	$787.6	$4,462.0	$461.6	$(1,327.6)	$4,383.6
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,359.5	$83.6	$—	$3,443.1
Debt, net	842.1	—	—	—	842.1
Pension and other postretirement benefits	—	72.1	—	—	72.1
Accounts payable and other liabilities	2.1	300.9	320.2	(360.2)	263.0
Intercompany liabilities	180.1	12.4	11.6	(204.1)	—
Total liabilities	1,024.3	3,744.9	415.4	(564.3)	4,620.3
Total stockholders’ (deficit) equity	(236.7)	717.1	46.2	(763.3)	(236.7)
Total liabilities and stockholders’ (deficit) equity	$787.6	$4,462.0	$461.6	$(1,327.6)	$4,383.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$223.6	$89.4	$(3.7)	$309.3
Investment revenue	—	14.3	0.2	—	14.5
Total revenue	—	237.9	89.6	(3.7)	323.8
EXPENSES
Fee and other commissions expense	—	74.6	80.8	—	155.4
Investment commissions expense	—	6.2	—	—	6.2
Direct transaction expense	—	6.2	—	—	6.2
Total commissions and direct transaction expenses	—	87.0	80.8	—	167.8
Compensation and benefits	—	33.6	19.9	—	53.5
Transaction and operations support	0.3	47.4	10.5	(3.7)	54.5
Occupancy, equipment and supplies	—	12.1	3.4	—	15.5
Depreciation and amortization	—	24.0	1.3	(7.1)	18.2
Total operating expenses	0.3	204.1	115.9	(10.8)	309.5
OPERATING (LOSS) INCOME	(0.3)	33.8	(26.3)	7.1	14.3
Other expenses
Interest expense	14.0	—	—	—	14.0
Other non-operating expense	2.4	32.9	—	—	35.3
Total other expenses	16.4	32.9	—	—	49.3
(Loss) income before income taxes	(16.7)	0.9	(26.3)	7.1	(35.0)
Income tax (benefit) expense	(3.9)	(4.0)	0.1	—	(7.8)
(Loss) income after income taxes	(12.8)	4.9	(26.4)	7.1	(27.2)
Equity loss in subsidiaries	(21.5)	(26.4)	—	47.9	—
NET LOSS	(34.3)	(21.5)	(26.4)	55.0	(27.2)
OTHER COMPREHENSIVE INCOME	28.5	28.5	4.7	(33.2)	28.5
COMPREHENSIVE (LOSS) INCOME	$(5.8)	$7.0	$(21.7)	$21.8	$1.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$459.8	$176.6	$(26.1)	$610.3
Investment revenue	—	28.5	0.4	—	28.9
Total revenue	—	488.3	177.0	(26.1)	639.2
EXPENSES
Fee and other commissions expense	—	173.2	131.8	—	305.0
Investment commissions expense	—	12.5	—	—	12.5
Direct transaction expense	—	11.2	—	—	11.2
Total commissions and direct transaction expenses	—	196.9	131.8	—	328.7
Compensation and benefits	—	71.8	41.1	—	112.9
Transaction and operations support	0.8	112.0	19.9	(26.1)	106.6
Occupancy, equipment and supplies	—	24.2	6.7	—	30.9
Depreciation and amortization	—	48.4	3.0	(14.2)	37.2
Total operating expenses	0.8	453.3	202.5	(40.3)	616.3
OPERATING (LOSS) INCOME	(0.8)	35.0	(25.5)	14.2	22.9
Other expenses
Interest expense	27.9	—	—	—	27.9
Other non-operating expense	2.5	34.4	—	—	36.9
Total other expenses	30.4	34.4	—	—	64.8
(Loss) income before income taxes	(31.2)	0.6	(25.5)	14.2	(41.9)
Income tax (benefit) expense	(7.2)	5.3	0.7	—	(1.2)
Loss after income taxes	(24.0)	(4.7)	(26.2)	14.2	(40.7)
Equity loss in subsidiaries	(30.9)	(26.2)	—	57.1	—
NET LOSS	(54.9)	(30.9)	(26.2)	71.3	(40.7)
OTHER COMPREHENSIVE INCOME	26.4	26.4	1.6	(28.0)	26.4
COMPREHENSIVE LOSS	$(28.5)	$(4.5)	$(24.6)	$43.3	$(14.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(55.5)	$122.6	$(29.0)	$—	$38.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(27.3)	(1.9)	—	(29.2)
Intercompany investments	—	(18.9)	—	18.9	—
Dividend from subsidiary guarantors	75.7	—	—	(75.7)	—
Net cash provided by (used in) investing activities	75.7	(46.2)	(1.9)	(56.8)	(29.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(21.3)	—	—	—	(21.3)
Principal payments on debt	(28.4)	—	—	—	(28.4)
Net proceeds from issuing equity instruments	29.5	—	—	—	29.5
Dividend to parent	—	(75.7)	—	75.7	—
Intercompany financings	—	—	18.9	(18.9)	—
Payments to tax authorities for stock-based compensation	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by financing activities	(20.2)	(76.4)	18.9	56.8	(20.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	(12.0)	—	(12.0)
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	145.5	—	145.5
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$133.5	$—	$133.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$145.5	$—	$145.5
Settlement assets	—	3,313.1	60.7	—	3,373.8
Property and equipment, net	—	182.7	11.2	—	193.9
Goodwill	—	440.3	1.9	—	442.2
Other assets	63.1	257.6	33.6	(213.6)	140.7
Equity investments in subsidiaries	779.8	180.9	—	(960.7)	—
Intercompany receivables	—	188.5	174.5	(363.0)	—
Total assets	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,313.1	$60.7	$—	$3,373.8
Debt, net	901.0	—	—	—	901.0
Pension and other postretirement benefits	—	76.6	—	—	76.6
Accounts payable and other liabilities	1.7	247.5	177.9	(213.6)	213.5
Intercompany liabilities	209.0	146.1	7.9	(363.0)	—
Total liabilities	1,111.7	3,783.3	246.5	(576.6)	4,564.9
Total stockholders’ (deficit) equity	(268.8)	779.8	180.9	(960.7)	(268.8)
Total liabilities and stockholders’ (deficit) equity	$842.9	$4,563.1	$427.4	$(1,537.3)	$4,296.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$239.5	$226.4	$(103.4)	$362.5
Investment revenue	—	11.1	1.0	—	12.1
Total revenue	—	250.6	227.4	(103.4)	374.6
EXPENSES
Fee and other commissions expense	—	53.8	125.5	(0.4)	178.9
Investment commissions expense	—	4.5	—	—	4.5
Direct transaction expense	—	7.0	—	—	7.0
Total commissions and direct transaction expenses	—	65.3	125.5	(0.4)	190.4
Compensation and benefits	—	39.5	25.6	—	65.1
Transaction and operations support	0.6	114.6	60.2	(103.4)	72.0
Occupancy, equipment and supplies	—	12.7	4.3	—	17.0
Depreciation and amortization	—	17.2	10.2	(7.3)	20.1
Total operating expenses	0.6	249.3	225.8	(111.1)	364.6
OPERATING (LOSS) INCOME	(0.6)	1.3	1.6	7.7	10.0
Other expenses
Interest expense	13.7	—	—	—	13.7
Other non-operating expense	—	1.4	—	—	1.4
Total other expenses	13.7	1.4	—	—	15.1
(Loss) income before income taxes	(14.3)	(0.1)	1.6	7.7	(5.1)
Income tax (benefit) expense	(3.3)	(6.0)	1.9	—	(7.4)
(Loss) income after income taxes	(11.0)	5.9	(0.3)	7.7	2.3
Equity income (loss) in subsidiaries	5.6	(0.3)	—	(5.3)	—
NET (LOSS) INCOME	(5.4)	5.6	(0.3)	2.4	2.3
OTHER COMPREHENSIVE LOSS	(6.8)	(6.0)	(9.2)	13.4	(8.6)
COMPREHENSIVE LOSS	$(12.2)	$(0.4)	$(9.5)	$15.8	$(6.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$463.7	$444.1	$(175.2)	$732.6
Investment revenue	—	20.1	1.9	—	22.0
Total revenue	—	483.8	446.0	(175.2)	754.6
EXPENSES
Fee and other commissions expense	—	107.8	248.0	(0.4)	355.4
Investment commissions expense	—	8.0	—	—	8.0
Direct transaction expense	—	12.5	—	—	12.5
Total commissions and direct transaction expenses	—	128.3	248.0	(0.4)	375.9
Compensation and benefits	—	90.4	54.0	—	144.4
Transaction and operations support	1.0	208.2	112.8	(175.2)	146.8
Occupancy, equipment and supplies	—	19.3	14.3	—	33.6
Depreciation and amortization	—	33.1	19.8	(14.7)	38.2
Total operating expenses	1.0	479.3	448.9	(190.3)	738.9
OPERATING (LOSS) INCOME	(1.0)	4.5	(2.9)	15.1	15.7
Other expenses (income)
Interest expense	26.0	—	—	—	26.0
Other non-operating income	—	(27.1)	—	—	(27.1)
Total other expenses (income)	26.0	(27.1)	—	—	(1.1)
(Loss) income before income taxes	(27.0)	31.6	(2.9)	15.1	16.8
Income tax (benefit) expense	(6.2)	9.6	4.0	—	7.4
(Loss) income after income taxes	(20.8)	22.0	(6.9)	15.1	9.4
Equity income (loss) in subsidiaries	15.1	(6.9)	—	(8.2)	—
NET (LOSS) INCOME	(5.7)	15.1	(6.9)	6.9	9.4
OTHER COMPREHENSIVE LOSS	(3.2)	(2.6)	(6.3)	6.9	(5.2)
COMPREHENSIVE (LOSS) INCOME	$(8.9)	$12.5	$(13.2)	$13.8	$4.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(24.6)	$(157.4)	$231.9	$—	$49.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(24.8)	(3.7)	—	(28.5)
Intercompany investments	(1.7)	208.2	—	(206.5)	—
Dividend from subsidiary guarantors	29.5	—	—	(29.5)	—
Net cash provided by (used in) investing activities	27.8	183.4	(3.7)	(236.0)	(28.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	—	—	—	(4.9)
Dividend to parent	—	(29.5)	—	29.5	—
Intercompany financings	—	—	(206.5)	206.5	—
Payments to tax authorities for stock-based compensation	—	(6.1)	—	—	(6.1)
Net cash used in financing activities	(4.9)	(35.6)	(206.5)	236.0	(11.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.7)	(9.6)	21.7	—	10.4
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	9.6	178.7	—	190.0
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$200.4	$—	$200.4

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
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 350,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 87% of total revenue for the three and six months ended June 30, 2019. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
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
In addition to the changes in the competitive environment, global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world, as well as address corridor specific risks associated with fraud or money laundering. In 2018, the Company launched new compliance measures including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time. Additionally, in 2018, the Company and Walmart, our largest agent, announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from

Walmart in the U.S. to any non-U.S. MoneyGram location. This white label product was introduced at a lower price point than our previous relationship with Walmart, which resulted in lower revenue per transaction. Both of these 2018 initiatives negatively impacted our top-line growth in the first half of 2019 as compared to the first half of 2018.
We continue to invest in innovative products and services, such as moneygram.com, mobile solutions including our new application, integration with mobile wallets, account deposit services and kiosk-based services, to position the Company to meet consumers' needs. Furthermore, we believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
We are making progress toward becoming a digitally-enabled, customer-centric organization to better position the Company to compete with new entrants focused solely on digital money transfer solutions. Digital solutions revenue for the three and six months ended June 30, 2019 was $44.2 million and $88.4 million, respectively, or 16% of money transfer revenue for each period. Digital solutions revenue for the three and six months ended June 30, 2018 was $53.3 million and $106.7 million, respectively, or 16% of money transfer revenue for each period.
Capital Structure Update
On June 26, 2019, we entered into an amended First Lien Credit Agreement and a new Second Lien Credit Agreement, each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company's existing credit facility. The amended First Lien Credit Agreement provides for a $35.0 million senior secured three-year revolving credit facility and a senior secured four-year term loan in an aggregate principal amount of $645.0 million. The Second Lien Credit Agreement provides $245.0 million of a secured five-year term loan. In connection with the termination of the previous credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. For more information on the credit agreements, see Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements and the "Liquidity and Capital Resources" section below for disclosures related to our credit agreements.
On June 17, 2019, the Company entered into the SPA with Ripple, pursuant to which Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of Common Stock and ten-year warrants to purchase Common Stock at $0.01 per underlying share of Common Stock (“Ripple Warrants”). In connection with the execution of the SPA, Ripple purchased, and the Company issued, (i) 5,610,923 shares of Common Stock at a purchase price of $4.10 per share and (ii) a Warrant to purchase 1,706,151 shares of Common Stock at a per share reference purchase price of $4.10 per share of Common Stock underlying the Ripple Warrant, for an aggregate purchase price of $30.0 million. The Company incurred direct and incremental costs of $0.5 million related to this transaction. For more information related to the SPA, see Note 9 — Stockholders' Deficit of the Notes to the Condensed Consolidated Financial Statements.
Additionally, during the quarter, the Company paid $1.2 million to a life insurance company for their assumption, without recourse, of a significant portion of its defined benefit pension liability. The result of the sale was a reduction of pension obligations by $74.3 million and the recognition of a non-cash charge of $31.3 million. The transfer of the pension obligations was completed exclusively with the use of pension assets and did not impact the Company’s cash balance or liquidity position.
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
We continue to see increased opportunities to capitalize on growth and expansion through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform, new partnerships and the introduction of new ways to send and receive money. Furthermore, the Company is expanding its online presence through the continued growth of its new native application, which was available in 19 countries as of June 30, 2019.
Additionally, on June 17, 2019, we announced a commercial agreement with Ripple. The commercial agreement allows MoneyGram to utilize Ripple's xRapid blockchain product, as well as XRP, Ripple’s cryptocurrency, to facilitate cross-border settlement. The Company expects that this will reduce working capital needs and have the potential to generate additional earnings and cash flow.

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
Financial Measures and Key Metrics
This Quarterly Report on Form 10-Q includes financial information prepared in accordance with GAAP as well as certain non-GAAP financial measures that we use to assess our overall performance.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018	% Change	2019	2018	% Change
Revenue
Fee and other revenue	$309.3	$362.5	(15)%	$610.3	$732.6	(17)%
Investment revenue	14.5	12.1	20%	28.9	22.0	31%
Total revenue	323.8	374.6	(14)%	639.2	754.6	(15)%
Expenses
Fee and other commissions expense	155.4	178.9	(13)%	305.0	355.4	(14)%
Investment commissions expense	6.2	4.5	38%	12.5	8.0	56%
Direct transaction expense	6.2	7.0	(11)%	11.2	12.5	(10)%
Total commissions and direct transaction expenses	167.8	190.4	(12)%	328.7	375.9	(13)%
Compensation and benefits	53.5	65.1	(18)%	112.9	144.4	(22)%
Transaction and operations support	54.5	72.0	(24)%	106.6	146.8	(27)%
Occupancy, equipment and supplies	15.5	17.0	(9)%	30.9	33.6	(8)%
Depreciation and amortization	18.2	20.1	(9)%	37.2	38.2	(3)%
Total operating expenses	309.5	364.6	(15)%	616.3	738.9	(17)%
Operating income	14.3	10.0	43%	22.9	15.7	46%
Other expenses (income)
Interest expense	14.0	13.7	2%	27.9	26.0	7%
Other non-operating expense (income)	35.3	1.4	NM	36.9	(27.1)	NM
Total other expenses (income)	49.3	15.1	NM	64.8	(1.1)	NM
(Loss) income before income taxes	(35.0)	(5.1)	NM	(41.9)	16.8	NM
Income tax (benefit) expense	(7.8)	(7.4)	5%	(1.2)	7.4	NM
Net (loss) income	$(27.2)	$2.3	NM	$(40.7)	$9.4	NM
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	Percent of Total Revenue	2018	Percent of Total Revenue	2019	Percent of Total Revenue	2018	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$297.2	92%	$349.2	93%	$586.4	92%	$706.6	94%
Financial Paper Product fee and other revenue	12.1	4%	13.3	4%	23.9	4%	26.0	3%
Investment revenue	14.5	4%	12.1	3%	28.9	5%	22.0	3%
Total revenue	$323.8	100%	$374.6	100%	$639.2	100%	$754.6	100%
For the three and six months ended June 30, 2019, total revenue declined when compared to the prior reporting period, primarily due to the decline in the Global Funds Transfer fee and other revenue, which included Walmart2World service, pricing pressure due to increased competition, and the full impact of compliance measures introduced in 2018. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three and six months ended June 30, 2019, investment revenue increased primarily from higher yields when compared to the prior reporting period.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	Percent of Total Revenue	2018	Percent of Total Revenue	2019	Percent of Total Revenue	2018	Percent of Total Revenue
Total commissions and direct transaction expenses	$167.8	52%	$190.4	51%	$328.7	51%	$375.9	50%
Compensation and benefits	53.5	17%	65.1	17%	112.9	18%	144.4	19%
Transaction and operations support	54.5	17%	72.0	19%	106.6	17%	146.8	19%
Occupancy, equipment and supplies	15.5	5%	17.0	5%	30.9	5%	33.6	4%
Depreciation and amortization	18.2	6%	20.1	5%	37.2	6%	38.2	5%
Total operating expenses	$309.5	96%	$364.6	97%	$616.3	96%	$738.9	98%
For the three and six months ended June 30, 2019, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to realized efficiencies from our restructuring and reorganization activities.
Total Commissions and Direct Transaction Expenses
For the three and six months ended June 30, 2019, total commissions and direct transaction expenses as a percent of revenues increased when compared to the same period in 2018, primarily from the decrease in money transfer fee and other revenue. See the "Segments Results" section below.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2018	$65.1	$144.4
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(5.1)	(15.4)
Restructuring and reorganization costs	(3.5)	(6.5)
Impact from changes in exchange rates	(1.2)	(3.0)
Employee stock-based compensation	(0.7)	(2.9)
Severance and related costs	(0.3)	(0.9)
Other	(0.8)	(2.8)
For the period ended June 30, 2019	$53.5	$112.9
For the three and six months ended June 30, 2019, compensation and benefits decreased primarily due to a reduction in headcount.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar.

The following table is a summary of the change in transaction and operations support from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2018	$72.0	$146.8
Change resulting from:
Outsourcing, independent contractor and consultant costs	(9.4)	(13.0)
Non-income taxes	(5.2)	(5.9)
Legal expenses	(1.5)	(12.6)
Provision for loss	(1.4)	(4.4)
Impact from changes in exchange rates	(0.6)	(1.5)
Net gains from foreign currency transactions and related forward contracts	0.3	(1.3)
Restructuring and reorganization costs	(0.2)	(1.1)
Other	0.5	(0.4)
For the period ended June 30, 2019	$54.5	$106.6
For the three and six months ended June 30, 2019, transaction and operations support decreased primarily due to a decrease in outsourcing, independent contractor and consultant costs due to cost-savings initiatives, a decrease in non-income taxes as the Company received a $5.0 million sales and use rebate, a decrease in legal expenses and a decrease in the provision for loss driven by the implementation of compliance and fraud prevention measures.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and six months ended June 30, 2019, occupancy, equipment and supplies expense decreased by $1.5 million and $2.7 million, respectively, when compared to the same period in 2018, primarily due to cost-savings from the Digital Transformation Program and a decrease in maintenance and facilities costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and six months ended June 30, 2019, depreciation and amortization decreased by $1.9 million and $1.0 million, respectively, when compared to the same period in 2018.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Money transfer revenue	$282.2	$329.7	$(47.5)	$555.5	$666.3	$(110.8)
Bill payment revenue	15.0	19.5	(4.5)	30.9	40.3	(9.4)
Total Global Funds Transfer revenue	$297.2	$349.2	$(52.0)	$586.4	$706.6	$(120.2)

Fee and other commissions and direct transaction expenses	$161.4	$185.5	$(24.1)	$315.7	$367.2	$(51.5)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2018	$329.7	$666.3
Change resulting from:
Money transfer volume	(21.0)	(58.1)
Average face value per transaction and pricing	(14.3)	(35.5)
Impact from changes in exchange rates	(6.6)	(14.7)
Corridor mix	(2.6)	3.2
Other	(3.0)	(5.7)
For the period ended June 30, 2019	$282.2	$555.5
For the three and six months ended June 30, 2019, the decrease in money transfer fee and other revenue was primarily driven by decreases in money transfer transaction volume and average face value per transaction and pricing due to the implementation of compliance measures and Walmart2World service. Additionally, average face value per transaction and pricing was impacted by pricing pressure from increased competition.
Bill Payment Fee and Other Revenue
For the three and six months ended June 30, 2019, bill payment fee and other revenue decreased by $4.5 million and $9.4 million, respectively, or 23% for both periods, when compared to the same periods in 2018, due to increased competition.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2018	$178.5	$354.7
Change resulting from:
Money transfer revenue	(19.6)	(45.0)
Money transfer corridor and agent mix	6.1	11.9
Impact from changes in exchange rates	(3.4)	(7.7)
Signing bonuses	(2.5)	(4.3)
Bill payment revenue and commission rates	(3.9)	(5.1)
For the period ended June 30, 2019	$155.2	$304.5
For the three and six months ended June 30, 2019, fee and other commissions decreased by $23.3 million and $50.2 million, respectively, primarily due to decreases in money transfer revenue from the decline in volume and pricing discussed above, the impact from changes in exchange rates and the decrease in signing bonus amortization, partially offset by favorable money transfer corridor and agent mix.
For the three and six months ended June 30, 2019, direct transaction expense of $6.2 million and $11.2 million, respectively, decreased by $0.8 million and $1.3 million, respectively, when compared to the prior periods, primarily due to a decrease in moneygram.com revenues.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Money order revenue	$13.6	$14.2	$(0.6)	$27.5	$27.6	$(0.1)
Official check revenue	13.0	11.2	1.8	25.3	20.4	4.9
Total Financial Paper Products revenue	$26.6	$25.4	$1.2	$52.8	$48.0	$4.8

Commissions expense	$6.4	$4.9	$1.5	$13.0	$8.7	$4.3
Financial Paper Products revenue increased by $1.2 million or 5% during the three months ended June 30, 2019, and $4.8 million or 10% during the six months ended June 30, 2019, primarily due to higher yields on our investment portfolio when compared to the prior periods, partially offset by the decline in Financial Paper Products fee and other revenue.
For the three and six months ended June 30, 2019, commissions expense for Financial Paper Products increased by $1.5 million and $4.3 million, respectively, when compared to the same period in 2018, due to an increase in investment commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018	2019	2018
Operating income:
Global Funds Transfer	$5.6	$5.7	$6.7	$7.1
Financial Paper Products	10.0	7.1	18.2	12.7
Total segment operating income	15.6	12.8	24.9	19.8
Other	(1.3)	(2.8)	(2.0)	(4.1)
Total operating income	$14.3	$10.0	$22.9	$15.7

Total operating margin	4.4%	2.7%	3.6%	2.1%
Global Funds Transfer	1.9%	1.6%	1.1%	1.0%
Financial Paper Products	37.6%	28.0%	34.5%	26.5%
For the three and six months ended June 30, 2019, the Global Funds Transfer segment operating income slightly declined, and the operating margin increased when compared to the three and six months ended June 30, 2018. Operating margin increased because the decline in money transfer fee and other revenue was more than offset by decreases in operating expenses primarily due to the realization of the 2018 cost-savings initiatives.
For the three and six months ended June 30, 2019, the Financial Paper Products segment operating income and margin increased when compared to the three and six months ended June 30, 2018, primarily due to the increase in investment revenue.
For the three and six months ended June 30, 2019, other operating loss decreased when compared to the three and six months ended June 30, 2018, due to ongoing cost-savings initiatives.
Other Expenses (Income)
Total other expenses for the three and six months ended June 30, 2019, were $49.3 million and $64.8 million, respectively, compared to other expense of $15.1 million and other income of $1.1 million, respectively, for the three and six months ended June 30, 2018. In June 2019, the Company sold part of its Pension Plan, which resulted in a non-cash settlement charge of $31.3 million. For more information related to the pension sale, see Note 8 — Pension and Other Benefits of the Notes to the Condensed Consolidated Financial Statements. For the three and six months ended June 30, 2019, the Company also incurred $2.4 million of debt extinguishment costs.
The six months ended June 30, 2018, included a $30.0 million payment to the Company related to the terminated merger with Ant Financial.

Income Taxes
For the three months ended June 30, 2019, the Company recognized an income tax benefit of $7.8 million and on a pre-tax loss of $35.0 million. For the three months ended June 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $1.2 million on a pre-tax loss of $41.9 million. Our income tax rate was lower than the statutory rate primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
For the three months ended June 30, 2018, the Company recognized an income tax benefit of $7.4 million on a pre-tax loss of $5.1 million, primarily due to a one-time $4.0 million deferred tax benefit from a reorganization of our corporate structure and a $2.6 million reduction of foreign uncertain tax positions, offset by an increase to the Company's provisional tax obligation for the one-time transition tax imposed by the TCJA.
For the six months ended June 30, 2018, the Company recognized an income tax expense of $7.4 million on a pre-tax income of $16.8 million, primarily due to non-deductible expenses, including the accrual related to the DPA and the adverse tax consequences related to the new provisions enacted under the TCJA, as discussed in more detail Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements, which result in multiple taxation of a single item of income.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
(Loss) income before income taxes	$(35.0)	$(5.1)	$(41.9)	$16.8
Interest expense	14.0	13.7	27.9	26.0
Depreciation and amortization	18.2	20.1	37.2	38.2
Signing bonus amortization	11.7	14.7	23.4	28.7
EBITDA	8.9	43.4	46.6	109.7
Significant items impacting EBITDA:
Non-cash pension settlement charge (1)	31.3	—	31.3	—
Direct monitor costs	6.2	2.6	10.3	5.7
Debt extinguishment costs (2)	2.4	—	2.4	—
Compliance enhancement program	2.3	4.6	3.8	7.2
Stock-based, contingent and incentive compensation	1.9	2.7	4.5	7.5
Legal and contingent matters (3)	0.7	1.3	1.3	12.7
Restructuring and reorganization costs	0.5	5.2	4.0	12.5
Severance and related costs	0.1	—	0.2	0.4
Costs (income) related to the terminated merger with Ant Financial (4)	—	—	—	(29.3)
Adjusted EBITDA	$54.3	$59.8	$104.4	$126.4

Adjusted EBITDA change, as reported	(9)%		(17)%
Adjusted EBITDA change, constant currency adjusted	(7)%		(15)%

Adjusted EBITDA	$54.3	$59.8	$104.4	$126.4
Cash payments for interest	(13.2)	(12.9)	(26.0)	(24.4)
Cash payments for taxes, net of refunds	0.7	(1.3)	(0.5)	(2.9)
Cash payments for capital expenditures	(16.5)	(16.2)	(29.2)	(28.5)
Cash payments for agent signing bonuses	(5.3)	(7.8)	(15.4)	(19.6)
Adjusted Free Cash Flow	$20.0	$21.6	$33.3	$51.0
(1) Non-cash charge of $31.3 million from the sale of pension liability in June 2019.
(2) Debt extinguishment costs related to the amended and new debt agreements entered on June 26, 2019.
(3) Six months ended June 30, 2018 includes an accrual of $10.0 million related to the resolution of the DPA matter.
(4) Costs include, but are not limited to, legal, bank and consultant fees and income includes the $30.0 million merger termination fee.
For the three and six months ended June 30, 2019, the Company generated EBITDA of $8.9 million and $46.6 million, respectively, and Adjusted EBITDA of $54.3 million and $104.4 million, respectively. Adjusted EBITDA declined when compared to the same period in 2018 because of the decrease in fee and other revenue, which was partially offset by operating expense savings.
For the three and six months ended June 30, 2019, EBITDA decreased primarily due to the pension settlement charge of $31.3 million and the debt extinguishment costs of $2.4 million. Additionally, the six months ended June 30, 2018 included $30.0 million of income related to the terminated merger with Ant Financial.
For the three and six months ended June 30, 2019, Adjusted Free Cash Flow decreased by $1.6 million and $17.7 million, respectively, when compared to the same periods in 2018. The decline was primarily due to the decrease in Adjusted EBITDA.
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

(Amounts in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$133.5	$145.5
Settlement assets:
Settlement cash and cash equivalents	1,478.0	1,435.7
Receivables, net	1,002.5	777.7
Interest-bearing investments	957.6	1,154.7
Available-for-sale investments	5.0	5.7
	$3,443.1	$3,373.8
Payment service obligations	$(3,443.1)	$(3,373.8)
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
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing our revolving credit facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of June 30, 2019, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.6 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $5.0 million of available-for-sale investments as of June 30, 2019. U.S. government agency residential mortgage-backed securities comprise $4.0 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.0 million.

Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2019	December 31, 2018
5.59% first lien credit facility due 2020	$—	$904.4
8.44% first lien credit facility due 2023	645.0	—
13.00% second lien credit facility due 2024	245.0	—
Senior secured credit facilities	890.0	904.4
Unamortized debt issuance costs and debt discounts	(47.9)	(3.4)
Total debt, net	$842.1	$901.0
On June 26, 2019, MoneyGram entered into an amended First Lien Credit Agreement and a new Second Lien Credit Agreement, each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company's existing credit facility. In connection with the termination of the existing credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the amended and new credit agreements.
As of June 30, 2019, the Company had no borrowings and no outstanding letters of credit under its revolving credit facility and has $35.0 million of availability.
Credit Ratings
As of June 30, 2019, our credit ratings from Moody’s and S&P were B3 with a negative outlook and B with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Net cash provided by operating activities	$38.1	$49.9
Net cash used in investing activities	(29.2)	(28.5)
Net cash used in financing activities	(20.9)	(11.0)
Net change in cash and cash equivalents	$(12.0)	$10.4
Cash Flows from Operating Activities
For the six months ended June 30, 2019, cash provided by operating activities decreased primarily due to the decrease in net income, partially offset by the receipt of $5.0 million non-income tax sales and use rebate and decreases in operating expenditures. Additionally, the six months ended June 30, 2018, included $30.0 million of income related to the terminated merger with Ant Financial.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the six months ended June 30, 2019 and 2018, included capital expenditures of $29.2 million and $28.5 million, respectively.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities increased by $9.9 million primarily due to transaction costs for the issuance and amendment of our debt of $21.3 million and principal payments on debt of $28.4 million, partially offset by net proceeds from the equity issuance to Ripple of $29.5 million and lower payments to tax authorities for stock-based compensation due to the decrease in the Company's stock price when compared to the prior period. For more information related to the SPA, see Note 9 — Stockholders' Deficit of the Notes to the Condensed Consolidated Financial Statements.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2019. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
our substantial debt service obligations, significant debt covenant requirements and our ability to comply with such requirements, our below investment-grade credit rating and our ability to maintain sufficient capital;

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as set forth below, there have been no other material changes in our market risk since December 31, 2018. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of June 30, 2019, the Company held $208.3 million, or 8%, of the investment portfolio in fixed rate investments.
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
Our results are impacted by interest rate risk through our interest expense for borrowings under the amended First Lien Credit Agreement. The First Lien Revolving Credit Facility and the First Lien Term Credit Facility will each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s first lien leverage ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s first lien leverage ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. Accordingly, any increases in interest rates will adversely affect interest expense. As of June 30, 2019, the Company no borrowings under the First Lien Revolving Credit Facility.
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

The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of June 30, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	(20.5)	(10.3)	(5.1)	5.1	10.3	20.5
Investment commissions expense	13.3	6.7	3.4	(3.4)	(6.7)	(13.4)
Interest expense	5.4	3.0	1.5	(1.4)	(2.9)	(5.8)
Change in pretax income	(1.8)	(0.6)	(0.2)	0.3	0.7	1.3
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of June 30, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	(37.7)	(18.9)	(9.5)	9.5	19.0	37.9
Investment commissions expense	22.3	11.4	5.7	(5.7)	(11.4)	(22.8)
Interest expense	8.6	5.9	3	(2.9)	(5.8)	(11.7)
Change in pretax income	(6.8)	(1.6)	(0.8)	0.9	1.8	3.4
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission in October 2009 and with the deferred prosecution agreement (the "DPA") that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and DPA described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Books and Records Requests — The Company has received multiple requests from various putative shareholders for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law relating to the subject matter of the putative class and derivative lawsuits described in the preceding paragraphs. On February 26, 2019, two of these shareholders filed a petition in the Delaware Court of Chancery to compel MoneyGram to produce books and records in accordance with their request but have since dismissed their action. The Company is vigorously defending the remaining requests. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to these matters.
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
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court is expected to schedule oral argument on this matter in late 2019. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $19.7 million on amounts that have previously been accrued.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further information, refer to Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Our substantial debt service obligations, significant debt maturities, significant debt covenant requirements, low market capitalization and our credit rating could impair our access to capital and financial condition our ability to operate and grow our business.
We have substantial interest expense on our debt and our ratings are below “investment grade.” We also have significant debt maturities in June 2023 and June 2024. Our credit rating and our leverage result in us accessing capital markets that are subject to higher volatility and are costlier than those that support higher-rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction or interruption in cash flow could result in an event of default or significantly restrict our access to capital. There is no assurance that we will be able to comply with our debt covenants or obtain additional capital. Our sub-investment grade ratings also result in a cost of capital that may be higher than other companies with which we compete. Further, our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates or changes in the terms of our debt or our inability to refinance our existing debt could have an adverse effect on our financial position and results of operations.
We are also subject to capital requirements imposed by various regulatory bodies throughout the world. We may need access to external capital to support these regulatory requirements in order to maintain our licenses and our ability to earn revenue in these jurisdictions. Our low market capitalization could limit our ability to access capital. An interruption of our access to capital could impair our ability to conduct business if our regulatory capital falls below requirements.
The issuance of shares of our common stock issuable upon exercise of outstanding warrants that were issued to our second lien lenders and Ripple Labs will dilute the ownership interest of our existing stockholders and could adversely affect the prevailing market price of our common stock.
In connection with the closing of the Second Lien Term Credit Facility, the Company issued Warrants representing the right to purchase 5,423,470 shares of our common stock (representing approximately 8% of the then-outstanding fully diluted common stock of the Company) to the lenders under the Second Lien Term Credit Facility. In addition, the Company sold a Warrant to Ripple Labs Inc. ("Ripple") at a per share reference price of $4.10 representing the right to purchase 1,706,151 shares of our common stock.
The exercise of some or all of the Warrants (including additional Warrants that may be issued to Ripple pursuant to the SPA with Ripple dated June 17, 2019) will dilute the ownership interests of existing stockholders. In addition, any sales in the public market of the common stock issuable upon such exercise or any anticipated sales upon exercise of the Warrants could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock and could adversely impact the terms under which we could obtain additional equity capital. Following the occurrence of an exercise trigger for the Warrants, we have no control over whether or when the holders will exercise their Warrants.

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

10.1†
Securities Purchase Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 17, 2019).

10.2
Warrant Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 17, 2019).

10.3†
First Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.4†
Second Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.5
Warrant Agreement, dated June 26, 2019, between MoneyGram International, Inc. and Equiniti Trust Company (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.6*	Form of Amended and Restated Severance Agreement
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following materials from MoneyGram's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

August 2, 2019	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)