Form 10-Q
period 2019-09-30
MONEYGRAM INTERNATIONAL INC
filed 2019-11-06
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2019.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
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
As of November 1, 2019, 62,062,481 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$119.1	$145.5
Settlement assets	3,325.7	3,373.8
Property and equipment, net	178.6	193.9
Goodwill	442.2	442.2
Other assets	172.4	140.7
Total assets	$4,238.0	$4,296.1
LIABILITIES
Payment service obligations	$3,325.7	$3,373.8
Debt, net	846.4	901.0
Pension and other postretirement benefits	71.7	76.6
Accounts payable and other liabilities	243.2	213.5
Total liabilities	4,487.0	4,564.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at September 30, 2019 and December 31, 2018	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 64,434,490 and 58,823,567 shares issued at September 30, 2019 and December 31, 2018, respectively	0.6	0.6
Additional paid-in capital	1,095.2	1,046.8
Retained loss	(1,447.7)	(1,403.6)
Accumulated other comprehensive loss	(62.2)	(67.5)
Treasury stock: 2,384,065 and 3,207,118 shares at September 30, 2019 and December 31, 2018, respectively	(18.8)	(29.0)
Total stockholders’ deficit	(249.0)	(268.8)
Total liabilities and stockholders’ deficit	$4,238.0	$4,296.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2019	2018	2019	2018
REVENUE
Fee and other revenue	$311.2	$333.7	$921.5	$1,066.3
Investment revenue	13.4	13.5	42.3	35.5
Total revenue	324.6	347.2	963.8	1,101.8
EXPENSES
Fee and other commissions expense	152.8	169.0	457.8	524.4
Investment commissions expense	6.3	5.1	18.8	13.1
Direct transaction expense	6.7	5.6	17.9	18.1
Total commissions and direct transaction expenses	165.8	179.7	494.5	555.6
Compensation and benefits	50.5	56.7	163.4	201.1
Transaction and operations support	58.2	88.4	164.8	235.2
Occupancy, equipment and supplies	15.5	13.8	46.4	47.4
Depreciation and amortization	18.2	19.5	55.4	57.7
Total operating expenses	308.2	358.1	924.5	1,097.0
OPERATING INCOME (LOSS)	16.4	(10.9)	39.3	4.8
Other expenses
Interest expense	24.8	13.8	52.7	39.8
Other non-operating expense (income)	1.2	1.5	38.1	(25.6)
Total other expenses	26.0	15.3	90.8	14.2
Loss before income taxes	(9.6)	(26.2)	(51.5)	(9.4)
Income tax (benefit) expense	(1.9)	(5.3)	(3.1)	2.1
NET LOSS	$(7.7)	$(20.9)	$(48.4)	$(11.5)

LOSS PER COMMON SHARE
Basic	$(0.10)	$(0.32)	$(0.70)	$(0.18)
Diluted	$(0.10)	$(0.32)	$(0.70)	$(0.18)

Weighted-average outstanding common shares and equivalents used in computing loss per share
Basic	76.4	64.5	69.2	64.2
Diluted	76.4	64.5	69.2	64.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
NET LOSS	$(7.7)	$(20.9)	$(48.4)	$(11.5)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period	(0.2)	0.1	(0.4)	(0.1)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.0 and $0.2 for the three months ended September 30, 2019 and 2018, respectively, and $0.4 and $0.8 for the nine months ended September 30, 2019 and 2018, respectively	0.5	0.9	1.9	2.6
Pension settlement charge, net of tax benefit of $7.2 for the nine months ended September 30, 2019	—	—	24.1	—
Valuation adjustment for pension, net of tax expense of $0.1 for the nine months ended September 30, 2019	—	—	(0.5)	—
Unrealized foreign currency translation adjustments, net of tax expense of $0.0 and $0.0 for the three months ended September 30, 2019 and 2018, respectively, and $0.1 and $0.0 for the nine months ended September 30, 2019 and 2018, respectively	(6.3)	(2.1)	(4.7)	(8.8)
Other comprehensive (loss) income	(6.0)	(1.1)	20.4	(6.3)
COMPREHENSIVE LOSS	$(13.7)	$(22.0)	$(28.0)	$(17.8)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48.4)	$(11.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55.4	57.7
Signing bonus amortization	34.6	42.0
Amortization of debt discount and debt issuance costs	4.2	2.4
Debt extinguishment costs	2.4	—
Non-cash compensation and pension expense	41.6	14.4
Signing bonus payments	(24.2)	(20.2)
Change in other assets	3.7	1.3
Change in accounts payable and other liabilities	(33.7)	(10.7)
Other non-cash items, net	3.4	1.5
Net cash provided by operating activities	39.0	76.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42.5)	(44.5)
Net cash used in investing activities	(42.5)	(44.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(21.7)	—
Principal payments on debt	(30.0)	(7.4)
Net proceeds from issuing equity instruments	29.5	—
Payments to tax authorities for stock-based compensation	(0.7)	(6.2)
Net cash used in financing activities	(22.9)	(13.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26.4)	18.8
CASH AND CASH EQUIVALENTS—Beginning of period	145.5	190.0
CASH AND CASH EQUIVALENTS—End of period	$119.1	$208.8
Supplemental cash flow information:
Cash payments for interest	$45.2	$37.4
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	183.9	0.6	1,049.4	(1,411.5)	(84.7)	(20.0)	(282.3)
Net loss	—	—	—	(27.2)	—	—	(27.2)
Stock-based compensation activity	—	—	1.6	(0.7)	—	0.8	1.7
Net proceeds from issuing equity instruments	—	—	29.5	—	—	—	29.5
Equity instruments issued in connection with second lien facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	28.5	—	28.5
June 30, 2019	183.9	0.6	1,093.6	(1,439.4)	(56.2)	(19.2)	(236.7)
Net loss	—	—	—	(7.7)	—	—	(7.7)
Stock-based compensation activity	—	—	1.6	(0.6)	—	0.4	1.4
Other comprehensive loss	—	—	—	—	(6.0)	—	(6.0)
September 30, 2019	$183.9	$0.6	$1,095.2	$(1,447.7)	$(62.2)	$(18.8)	$(249.0)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net income	—	—	—	7.1	—	—	7.1
Stock-based compensation activity	—	—	4.8	(43.0)	—	36.1	(2.1)
Cumulative effect of adoption of ASU 2016-16	—	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	3.4	—	3.4
March 31, 2018	183.9	0.6	1,039.6	(1,367.8)	(59.6)	(29.4)	(232.7)
Net income	—	—	—	2.3	—	—	2.3
Stock-based compensation activity	—	—	2.3	(0.4)	—	0.5	2.4
Other comprehensive loss	—	—	—	—	(8.6)	—	(8.6)
June 30, 2018	183.9	0.6	1,041.9	(1,365.9)	(68.2)	(28.9)	(236.6)
Net loss	—	—	—	(20.9)	—	—	(20.9)
Stock-based compensation activity	—	—	2.5	(0.1)	—	—	2.4
Other comprehensive loss	—	—	—	—	(1.1)	—	(1.1)
September 30, 2018	$183.9	$0.6	$1,044.4	$(1,386.9)	$(69.3)	$(28.9)	$(256.2)
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASUs:

•	ASU 2018-19 (Issued November 2018) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses

•	ASU 2019-04 (Issued April 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

•	ASU 2019-05 (Issued May 2019) — Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

These ASUs are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. MoneyGram will not be early adopting these standards. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the legislation commonly known as the “Tax Cuts and Jobs Act” (“TCJA”). The Company adopted ASU 2018-02 in the first quarter of 2019 and applied the amendments from the accounting update in the period of adoption. The Company reclassified $15.1 million from "Accumulated other comprehensive loss" to "Retained loss" on the Condensed Consolidated Balance Sheets. ASU 2018-02 did not have an impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. See Note 9 — Stockholders' Deficit for more information.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans. The amendments in this standard require that entities now disclose the weighted-average interest credit ratings for cash balance plans and other plans with promised interest credit ratings and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, as well as clarify and remove certain other disclosures. This standard is effective for fiscal years ending after December 15, 2020, and, although early adoption is permitted, MoneyGram will not be early adopting this standard. The impact of this ASU is still being evaluated, but management does not expect this standard to have a material impact on our consolidated financial statements.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Restructuring and Reorganization Costs

In 2018, the Company initiated a restructuring and reorganization program (the "Digital Transformation Program") to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. The Digital Transformation Program was substantially completed in the first quarter of 2019. As of September 30, 2019, the Company incurred $24.6 million in restructuring and reorganization costs. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. On the Condensed Consolidated Statements of Operations, the severance and outplacement benefits and reorganization costs are recorded in "Compensation and benefits," the real estate lease termination and other associated costs are recorded in "Occupancy, equipment and supplies" and "Depreciation and amortization" and the legal and other costs are recorded in "Transaction and operations support."
The following table is a roll-forward of the restructuring and reorganization costs accrual as of September 30, 2019:

(Amounts in millions)	Digital Transformation Program
Balance, December 31, 2018	$6.3
Expenses	4.2
Cash payments	(6.9)
Non-cash operating expenses	(0.1)
Balance, September 30, 2019	$3.5
The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses as of September 30, 2019:

(Amounts in millions)	Digital Transformation Program
Total restructuring costs incurred	$24.1
Total reorganization costs incurred	0.5
Total restructuring and reorganization costs incurred	$24.6

The following table summarizes the restructuring costs recorded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Restructuring costs in operating expenses:
Compensation and benefits	$0.3	$0.6	$3.5	$9.8
Transaction and operations support	(0.2)	0.3	0.3	1.9
Occupancy, equipment and supplies	—	0.3	0.3	1.5
Depreciation	—	—	0.1	0.3
Total restructuring costs in operating expenses	0.1	1.2	4.2	13.5
Reorganization costs in operating expenses:
Compensation and benefits	—	—	—	0.5
Total reorganization costs in operating expenses	—	—	—	0.5
Total restructuring and reorganization costs in operating expenses	$0.1	$1.2	$4.2	$14.0
The following table is a summary of the total cumulative restructuring and reorganization costs incurred to date in operating expenses by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Restructuring costs:
Balance, December 31, 2018	$19.9	$—	$19.9
First quarter 2019	3.6	—	3.6
Second quarter 2019	0.5	—	0.5
Third quarter 2019	0.1	—	0.1
Total restructuring costs incurred	24.1	—	24.1
Reorganization costs:
Balance, December 31, 2018	—	0.5	0.5
Total reorganization costs incurred	—	0.5	0.5
Total restructuring and reorganization costs incurred	$24.1	$0.5	$24.6

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	September 30, 2019	December 31, 2018
Settlement assets:
Settlement cash and cash equivalents	$1,469.3	$1,435.7
Receivables, net	865.5	777.7
Interest-bearing investments	986.2	1,154.7
Available-for-sale investments	4.7	5.7
	$3,325.7	$3,373.8
Payment service obligations	$(3,325.7)	$(3,373.8)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.9	$—	$3.9
Asset-backed and other securities	—	0.8	0.8
Forward contracts	2.1	—	2.1
Total financial assets	$6.0	$0.8	$6.8
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.5	$—	$4.5
Asset-backed and other securities	—	1.2	1.2
Forward contracts	—	—	—
Total financial assets	$4.5	$1.2	$5.7
Financial liabilities:
Forward contracts	$1.2	$—	$1.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis:

(Amounts in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning balance	$1.0	$1.2
Change in unrealized gains	(0.2)	(0.4)
Ending balance	$0.8	$0.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Senior secured credit facility	$838.2	$737.1	$891.7	$904.4
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2019 and December 31, 2018.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2019	December 31, 2018
Cash	$1,585.9	$1,578.7
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,588.4	1,581.2
Interest-bearing investments	986.2	1,154.7
Available-for-sale investments	4.7	5.7
Total investment portfolio	$2,579.3	$2,741.6
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
September 30, 2019
Residential mortgage-backed securities	$3.6	$0.3	$3.9
Asset-backed and other securities	0.2	0.6	0.8
Total	$3.8	$0.9	$4.7

December 31, 2018
Residential mortgage-backed securities	$4.2	$0.3	$4.5
Asset-backed and other securities	0.2	1.0	1.2
Total	$4.4	$1.3	$5.7
As of September 30, 2019 and December 31, 2018, 83% and 79%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and nine months ended September 30, 2019 and 2018, the Company had no net realized gains or losses. The Company had nominal unrealized losses in its available-for-sale portfolio as of September 30, 2019 and December 31, 2018.
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

The following net (losses) gains related to assets and liabilities denominated in foreign currencies are included in “Transaction and operations support” in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Net realized foreign currency loss	$(8.4)	$(1.1)	$(11.5)	$(4.9)
Net gain from the related forward contracts	8.0	1.7	13.7	6.8
Net (loss) gain from foreign currency transactions and related forward contracts	$(0.4)	$0.6	$2.2	$1.9
As of September 30, 2019 and December 31, 2018, the Company had $441.9 million and $300.2 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. As of September 30, 2019 and December 31, 2018, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Forward contracts	Other assets	$2.8	$0.2	$(0.7)	$(0.2)	$2.1	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Forward contracts	Accounts payable and other liabilities	$0.7	$1.4	$(0.7)	$(0.2)	$—	$1.2
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. Collateral generally is not required of the counterparties or of the Company. In the unlikely event the counterparty fails to meet the contractual terms of the derivative contract, the Company’s risk is limited to the fair value of the instrument. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

	September 30, 2019	December 31, 2018
(Amounts in millions, except percentages)
5.59% first lien credit facility due 2020	$—	$904.4
8.33% first lien credit facility due 2023	643.4	—
13.00% second lien credit facility due 2024	248.3	—
Senior secured credit facilities	891.7	904.4
Unamortized debt issuance costs and debt discounts	(45.3)	(3.4)
Total debt, net	$846.4	$901.0
On June 26, 2019, MoneyGram, as borrower, entered into (i) a Second Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) with Bank of America, N.A., as administrative agent, the financial institutions parties thereto as lenders and the other agents party thereto and (ii) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Bank of

America, N.A., as administrative agent, the financial parties thereto as lenders and the other agents party thereto. The credit obtained under the First Lien Credit Agreement and Second Lien Credit Agreement together with MoneyGram’s cash on hand were used to extend and/or repay in full all outstanding indebtedness under the Company's existing credit facility. In connection with the termination of the existing credit facility, the Company recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. These costs were recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations and in "Debt extinguishment costs" on the Condensed Consolidated Statements of Cash Flows.
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
The First Lien Revolving Credit Facility and the First Lien Term Credit Facility will each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s First Lien Leverage Ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s First Lien Leverage Ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. The Company will make quarterly principal payments of $1.6 million on its First Lien Term Credit Facility on the last business day of each quarter starting with the third quarter of 2019, with the remaining outstanding principal balance due on the maturity date.
Any borrowings under the First Lien Revolving Credit Facility will be used for general corporate purposes. As of September 30, 2019, the Company had nominal outstanding letters of credit and no borrowings under the First Lien Revolving Credit Facility.
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
In connection with the entry into the Second Lien Credit Agreement, the Company issued warrants (“Second Lien Warrants”) exercisable for an aggregate of 5,423,470 shares of the Company’s common stock, par value $0.01 (“Common Stock”), to the lenders under the Second Lien Credit Agreement. As of the issuance date, the value of each Second Lien Warrant was estimated at $2.41 per share. Each Second Lien Warrant will expire ten years after issuance and entitles the holder thereof to purchase the number of shares of Common Stock underlying such Second Lien Warrant for $0.01 per share. Each Second Lien Warrant will become exercisable upon the earlier of either (i) immediately prior to a change in control, (ii) the repayment in full of all amounts outstanding under the Second Lien Credit Agreement, (iii) the maturity date under the Second Lien Credit Agreement or (iv) the occurrence and continuance of a default under the Second Lien Credit Agreement (but only during the continuance of a default).
Debt Covenants and Other Restrictions — The Credit Facilities contain various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and make other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the First Lien Revolving Credit Facility requires the Company and its consolidated subsidiaries (w) to maintain a minimum interest coverage ratio, (x) to maintain a minimum asset coverage ratio, (y) to not exceed a maximum first lien leverage ratio, and (z) to not exceed a total leverage ratio. The Second Lien Credit Facility requires the Company to not exceed a maximum secured leverage ratio of 5.50:1.00 commencing September 30, 2019.

The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company’s cash and cash equivalents and other settlement assets exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $119.1 million and $145.5 million as of September 30, 2019 and December 31, 2018, respectively. The table below summarizes the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of September 30, 2019, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.931 to 1.00, our first lien leverage ratio was 2.792 to 1.00 and our total leverage ratio was 3.869 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Settlement charge	$—	$—	$31.3	$—
Interest cost	1.0	1.6	4.4	4.7
Expected return on plan assets	(0.3)	(1.2)	(2.5)	(3.7)
Amortization of net actuarial loss	0.5	1.1	2.2	3.3
Net periodic benefit expense	$1.2	$1.5	$35.4	$4.3
The Company had nominal net periodic benefit expense for the three months ended September 30, 2019 and 2018, and $0.1 million for the nine months ended September 30, 2019 and 2018, for its postretirement medical benefit plan. Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense (income)" on the Condensed Consolidated Statements of Operations.
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
The following table is a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and other postretirement benefits for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Pension and other postretirement benefits
(Amounts in millions)	2019	2018
Benefit obligation at period end	$105.8	$191.9
Fair value of plan assets at period end	34.1	115.3
Unfunded status at period end	$71.7	$76.6

The Company remeasured its pension benefit obligation and related expense as of June 30, 2019, and updated its actuarial projections using assumptions for discount rates, long-term return on assets and other factors. The following table is a summary of the assumptions used in the remeasurement as of June 30, 2019 and December 31, 2018:

	Pension Plan
	2019	2018
Net periodic benefit expense:
Discount rate for benefit obligation	4.25%	3.58%
Discount rate for interest cost	3.83%	3.13%
Expected return on plan assets	3.83%	4.59%
Benefit obligation:
Discount rate	3.57%	4.25%

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and nine months ended September 30, 2019 or September 30, 2018.
Securities Purchase Agreement — On June 17, 2019, the Company entered into a securities purchase agreement (the “SPA”) with Ripple Labs Inc. (“Ripple”), pursuant to which Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of Common Stock and ten-year warrants to purchase Common Stock at $0.01 per underlying share of Common Stock (“Ripple Warrants”).
In connection with the execution of the SPA, Ripple purchased, and the Company issued, (i) 5,610,923 shares of Common Stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 1,706,151 shares of Common Stock at a per share reference purchase price of $4.10 per share of Common Stock underlying the Ripple Warrant, for an aggregate purchase price of $30.0 million. The Company incurred direct and incremental costs of $0.5 million related to this transaction. The proceeds from the issuance to Ripple net of the direct incremental costs are recorded in "Additional paid-in capital" with the corresponding par value of the Common Stock issued in "Common stock" on the Condensed Consolidated Balance Sheets as of September 30, 2019.
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
The following table is a summary of the Company’s authorized, issued and outstanding common stock as of September 30, 2019:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
January 1, 2019	162,500,000	58,823,567	(55,616,449)	3,207,118
Release for restricted stock units	—	—	(823,053)	(823,053)
Shares issued to Ripple as part of SPA	—	5,610,923	(5,610,923)	—
September 30, 2019	162,500,000	64,434,490	(62,050,425)	2,384,065

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.5	$1.1	$2.3	$3.4	"Other non-operating expense (income)"
Settlement charge	—	—	31.3	—	"Other non-operating expense (income)"
Total before tax	0.5	1.1	33.6	3.4
Tax benefit, net	—	(0.2)	(7.6)	(0.8)
Total reclassified for the period, net of tax	$0.5	$0.9	$26.0	$2.6
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	2.1	(31.0)	(55.8)	(84.7)
Other comprehensive (loss) income before reclassification	(0.4)	4.7	(0.5)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	—	24.7	24.7
Net current period other comprehensive (loss) income	(0.4)	4.7	24.2	28.5
June 30, 2019	1.7	(26.3)	(31.6)	(56.2)
Other comprehensive (loss) income before reclassification	(0.2)	(6.3)	—	(6.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive (loss) income	(0.2)	(6.3)	0.5	(6.0)
September 30, 2019	$1.5	$(32.6)	$(31.1)	$(62.2)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.2)	2.7	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive (loss) income	(0.2)	2.7	0.9	3.4
March 31, 2018	2.0	(7.7)	(53.9)	(59.6)
Other comprehensive loss before reclassification	—	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive (loss) income	—	(9.4)	0.8	(8.6)
June 30, 2018	2.0	(17.1)	(53.1)	(68.2)
Other comprehensive income (loss) before reclassification	0.1	(2.1)	—	(2.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.9	0.9
Net current period other comprehensive income (loss)	0.1	(2.1)	0.9	(1.1)
September 30, 2018	$2.1	$(19.2)	$(52.2)	$(69.3)
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

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Stock-based compensation expense	$1.6	$2.5	$6.1	$10.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2018	1,628,829	$17.20	1.4 years	$—
Forfeited/Expired	(1,136,449)	16.30
Options outstanding, vested or expected to vest, and exercisable at September 30, 2019	492,380	$19.29	2.9 years	$—
As of September 30, 2019, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In February 2019, the Company granted time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date.

The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2018	2,272,606	$9.73	0.8 years	$4.5
Granted	2,136,188	2.41
Vested and converted to shares	(1,150,549)	8.65
Forfeited	(281,077)	7.45
Restricted stock units outstanding at September 30, 2019	2,977,168	$5.11	1.1 years	$11.8
Restricted stock units vested and deferred at September 30, 2019	54,472	$8.26		$0.2
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.4	$0.2	$10.0	$16.5
Total intrinsic value of vested and converted shares	$0.1	$0.2	$2.9	$22.2
As of September 30, 2019, the Company’s outstanding restricted stock units had unrecognized compensation expense of $8.4 million with a remaining weighted-average vesting period of 1.1 years. The Company had $0.3 million of cash-settled restricted stock units for the nine months ended September 30, 2019.

Note 11 — Income Taxes

For the three months ended September 30, 2019, the Company recognized an income tax benefit of $1.9 million and on a pre-tax loss of $9.6 million. For the three months ended September 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the nine months ended September 30, 2019, the Company recognized an income tax benefit of $3.1 million on a pre-tax loss of $51.5 million. Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, U.S. taxation of foreign earnings, non-deductible expenses, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
For the three months ended September 30, 2018, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $26.2 million. The recorded income tax benefit differs from taxes calculated at the statutory rate primarily due to a decrease of $2.4 million to the Company's provisional tax obligation for the one time transition tax imposed by the TCJA, along with a $1.5 million net tax benefit related to changes in estimate for both the Company’s 2017 tax credits and tax due on the reorganization of our international business activities, offset by non-deductible expenses incurred in 2018, including the accrual related to the deferred prosecution agreement (the "DPA").
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
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the liability for unrecognized tax benefits was $17.6 million and $17.9 million, respectively, exclusive of interest and penalties. For the nine months ended September 30, 2019 and 2018, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $17.6 million and $17.4 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, the Company's accrual for interest and penalties increased by $0.7 million and decreased by $1.9 million, respectively. As of September 30, 2019 and

December 31, 2018, the Company had a liability of $8.0 million and $7.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of September 30, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million of liability recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019, a nominal charge was recorded for legal proceedings in “Transaction and operations support” in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, a charge of $30.0 million and $40.0 million, respectively, was recorded for legal proceedings in “Transaction and operations support” in the Condensed Consolidated Statements of Operations.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has since filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and has requested additional briefing prior to ruling on the motions.

The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the U.S. Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of September 30, 2019. Pending the outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments of up to $20.0 million on amounts that have previously been accrued.

Note 13 — Earnings per Common Share

For all periods in which they are outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") and the Second Lien Warrants are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent and the Second Lien Warrants are considered outstanding common shares.
The following table summarizes the weighted-average share amounts used in calculating loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Basic and diluted common shares outstanding	76.4	64.5	69.2	64.2
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans and upon exercise of the Ripple Warrant are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s Common Stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders. The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Shares related to stock options	0.5	1.8	1.0	1.8
Shares related to restricted stock units	3.0	2.2	2.8	2.4
Shares related to warrants	1.7	—	0.7	—
Shares excluded from the computation	5.2	4.0	4.5	4.2

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended September 30, 2019 and 2018, Walmart accounted for 15% and 16%, respectively, of total revenue, and for the nine months ended September 30, 2019 and 2018, Walmart accounted for 16% of total revenue.

The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer revenue
Money transfer revenue	$284.9	$304.2	$840.4	$970.5
Bill payment revenue	14.7	17.4	45.6	57.7
Total Global Funds Transfer revenue	299.6	321.6	886.0	1,028.2
Financial Paper Products revenue
Money order revenue	13.1	14.0	40.6	41.6
Official check revenue	11.9	11.6	37.2	32.0
Total Financial Paper Products revenue	25.0	25.6	77.8	73.6
Total revenue	$324.6	$347.2	$963.8	$1,101.8
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer operating income (loss)	$9.8	$(19.7)	$16.5	$(12.6)
Financial Paper Products operating income	7.6	9.6	25.8	22.3
Total segment operating income (loss)	17.4	(10.1)	42.3	9.7
Other operating loss	(1.0)	(0.8)	(3.0)	(4.9)
Total operating income (loss)	16.4	(10.9)	39.3	4.8
Interest expense	24.8	13.8	52.7	39.8
Other non-operating expense (income)	1.2	1.5	38.1	(25.6)
Loss before income taxes	$(9.6)	$(26.2)	$(51.5)	$(9.4)
The following table sets forth assets by segment:

(Amounts in millions)	September 30, 2019	December 31, 2018
Global Funds Transfer	$1,279.0	$1,287.1
Financial Paper Products	2,904.1	2,950.7
Other	54.9	58.3
Total assets	$4,238.0	$4,296.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Global Funds Transfer revenue
Money transfer fee revenue	$274.4	$301.3	$823.6	$955.7
Bill payment services fee revenue	14.7	17.4	45.6	57.7
Other revenue	10.5	2.7	16.8	14.6
Total Global Funds Transfer fee and other revenue	299.6	321.4	886.0	1,028.0
Financial Paper Products revenue
Money order fee revenue	2.1	2.7	6.6	8.7
Official check outsourcing services fee revenue	2.2	2.3	6.5	6.9
Other revenue	7.3	7.3	22.4	22.7
Total Financial Paper Products fee and other revenue	11.6	12.3	35.5	38.3
Investment revenue	13.4	13.5	42.3	35.5
Total revenue	$324.6	$347.2	$963.8	$1,101.8

Timing of revenue recognition:
Services and products transferred at a point in time	$291.2	$321.4	$875.8	$1,022.1
Products transferred over time	2.2	2.3	6.5	6.9
Total revenue from services and products	293.4	323.7	882.3	1,029.0
Investment revenue	13.4	13.5	42.3	35.5
Other revenue	17.8	10.0	39.2	37.3
Total revenue	$324.6	$347.2	$963.8	$1,101.8
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Leases

The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. Upon adoption of Accounting Standards Codification Topic 842 on January 1, 2019, the Company recognized an operating lease liability of $57.1 million and a Right-of-Use ("ROU") operating asset of $53.9 million. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, but it includes $3.2 million of accrued rent as of December 31, 2018. The ROU asset is presented on the Condensed Consolidated Balance Sheets as part of "Other assets" and the lease liability is included in "Accounts payable and other liabilities." The amortization of the ROU asset and changes in the lease liability are presented as part of "Change in other assets" and "Change in accounts payable and other liabilities," respectively, on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2019, the Company had an ROU asset of $42.7 million and a lease liability of $45.6 million on the Condensed Consolidated Balance Sheets. We elected the package of practical expedients, which permitted us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements, as the latter was not applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities. The Company elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases.

The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2028. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of September 30, 2019, the leases had a weighted-average remaining lease term of 4.3 years. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. As of September 30, 2019, the weighted-average discount rate was 4.5%.
The Company recognizes rent expense for operating leases under the straight-line method over the term of the lease where differences between the monthly cash payments and the lease expense are offset to the ROU asset on the Condensed Consolidated Balance Sheets. Lease expense for buildings and equipment is included in the “Occupancy, equipment and supplies” line on the Condensed Consolidated Statements of Operations, while lease expense for our vehicles is included in the "Compensation and benefits" line. Some of the Company's building leases include rent expense that is associated with an index or a rate. Subsequent changes from the original index or rate would be treated as variable lease expense. Furthermore, future changes to the non-lease components of our real estate and vehicle leases will be treated as variable lease expenses. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years.
The following table is a summary of the Company’s lease expense for its operating leases:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in millions)	2019	2019
Buildings, equipment and vehicle leases	$4.1	$12.0
Short-term and variable lease cost	0.3	1.4
Total lease cost	$4.4	$13.4
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
(Amounts in millions)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$12.8
ROU assets obtained in exchange for lease obligations	$0.6
Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
October 1, 2019 to December 31, 2019	$3.5
2020	14.2
2021	12.0
2022	9.0
2023	5.8
Thereafter	5.0
Total	49.5
Less: present value discount	(3.9)
Lease liability - operating	$45.6
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
OVERVIEW
MoneyGram is a leading global financial technology company that provides innovative services around the world. Our money transfer services connect family and friends through an omnichannel network designed to deliver unparalleled choice and convenience. Whether through online and mobile platforms, integration with mobile wallets, a kiosk, or any one of the thousands of agent locations in approximately 200 countries and territories, we connect consumers in ways designed to be convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer our services and products through third-party agents and directly to consumers through our Digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, virtual agents, account deposit and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 350,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 88% and 87% of total revenue for the three and nine months ended September 30, 2019, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
Worldwide political and economic conditions remained highly dynamic, as evidenced by political unrest in certain markets, currency controls in select countries and a volatile immigration environment. Given the global extent of the current political and economic conditions, money transfer volumes and the average face value of money transfers continue to be highly variable by corridor and country, but the overall remittance market continues to grow as indicated by the World Bank.
The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver a low cost and convenient customer experience to win market share. Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. We generally compete on the basis of price, agent commissions, brand awareness, customer experience and convenience.
In September 2019, the Company extended its agreement with Walmart, its largest agent, through 2021. In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower price point of the white-label service has negatively impacted our revenue and operating income in 2019. On November 4, 2019, Walmart announced that the white-label money transfer service will now be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. For the third quarter of 2019, the MoneyGram 'powered by' white-label Walmart2World product represented approximately 9% of total revenue. At this time, it is difficult to predict exactly how this new Walmart marketplace will impact current transaction volumes and profit margins. Any impact to financial results will depend on a variety of factors including timing of the rollout to the marketplace, how the products are placed at the point-of-sale and how aggressively the competition chooses to price its foreign exchange.
In addition to the changes in the competitive environment, MoneyGram's global compliance requirements are becoming increasingly more complex, which has been affecting our top line growth and profit margin. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world, as well as address corridor specific risks associated with fraud or money laundering. In 2018, the Company launched new compliance measures including new global customer verification standards for all money transfer services, limits on transaction frequency and limits on the total amount of money an individual can send within a certain period of time.
We continue to invest in innovative products and services, such as moneygram.com, mobile solutions including our mobile application, integration with mobile wallets, account deposit services and kiosk-based services, to position the Company to meet consumers' needs. Furthermore, our new partnership with Visa Direct provides consumers with additional choices on how to receive funds. We believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
As of September 30, 2019, the Company has a digital footprint, where consumers can send and receive money, in over 60 countries across the globe. Furthermore, the Company is expanding its online presence through the continued growth of its native application, which was available in 25 countries as of September 30, 2019. Digital solutions revenue for the nine months ended September 30, 2019 was $128.9 million, or 15% of money transfer revenue, compared to $156.2 million, or 16% of money transfer revenue for the nine months ended September 30, 2018. Total Digital transactions represented 20% and 19%, respectively, of money transfer transactions for the three and nine months ended September 30, 2019.
On June 17, 2019, we announced a commercial agreement with Ripple. The commercial agreement allows MoneyGram to utilize Ripple's On Demand Liquidity blockchain product (formerly known as xRapid), as well as XRP, Ripple’s cryptocurrency, to facilitate cross-border foreign currency exchange settlement. The Company is compensated by Ripple for developing and bringing liquidity to foreign exchange markets, facilitated by Ripple's blockchain, and providing a reliable level of foreign exchange trading activity. The Company expects that this partnership, at scale, will reduce our working capital needs and generate additional earnings and cash flows.
Capital Structure Update
On June 26, 2019, we entered into an amended First Lien Credit Agreement and a new Second Lien Credit Agreement, each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company's existing credit facility. The amended First Lien Credit Agreement provides for a $35.0 million senior secured three-year revolving credit facility and a senior secured four-year term loan in an aggregate principal amount of $645.0 million. The Second Lien Credit Agreement provides $245.0 million of a secured five-year term loan. In connection with the termination of the previous credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. For more information on the credit agreements, see Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements and the "Liquidity and Capital Resources" section below.
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
Additionally, during the second quarter of 2019, the Company paid $1.2 million to a life insurance company for their assumption, without recourse, of a significant portion of its defined benefit pension liability. The result of the sale was a reduction of pension obligations by $74.3 million and the recognition of a non-cash charge of $31.3 million for the nine months ended September 30, 2019. The transfer of the pension obligations was completed exclusively with the use of pension assets and did not impact the Company’s cash balance or liquidity position.
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
Through the remainder of 2019 and into 2020, we believe the industry will continue to see a number of trends: the growth of digital transactions, aggressive pricing strategies, the importance of customer experience and geopolitical volatility. To position the Company to respond to these trends, we are focused on our strategy to deliver a differentiated customer experience, including the expansion of our loyalty program globally, capitalize on the strength of our leading digital and physical footprint, accelerate growth in key regions and identify new areas of growth. We expect pricing pressure and competition to be continuous challenges through the remainder of 2019 and into 2020. Currency volatility, liquidity pressure on central banks and pressure on labor markets in specific countries may also continue to impact our business.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates rise, and conversely, a negative impact if interest rates decline.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018	% Change	2019	2018	% Change
Revenue
Fee and other revenue	$311.2	$333.7	(7)%	$921.5	$1,066.3	(14)%
Investment revenue	13.4	13.5	(1)%	42.3	35.5	19%
Total revenue	324.6	347.2	(7)%	963.8	1,101.8	(13)%
Expenses
Fee and other commissions expense	152.8	169.0	(10)%	457.8	524.4	(13)%
Investment commissions expense	6.3	5.1	24%	18.8	13.1	44%
Direct transaction expense	6.7	5.6	20%	17.9	18.1	(1)%
Total commissions and direct transaction expenses	165.8	179.7	(8)%	494.5	555.6	(11)%
Compensation and benefits	50.5	56.7	(11)%	163.4	201.1	(19)%
Transaction and operations support	58.2	88.4	(34)%	164.8	235.2	(30)%
Occupancy, equipment and supplies	15.5	13.8	12%	46.4	47.4	(2)%
Depreciation and amortization	18.2	19.5	(7)%	55.4	57.7	(4)%
Total operating expenses	308.2	358.1	(14)%	924.5	1,097.0	(16)%
Operating income (loss)	16.4	(10.9)	NM	39.3	4.8	NM
Other expenses
Interest expense	24.8	13.8	80%	52.7	39.8	32%
Other non-operating expense (income)	1.2	1.5	(20)%	38.1	(25.6)	NM
Total other expenses	26.0	15.3	70%	90.8	14.2	NM
Loss before income taxes	(9.6)	(26.2)	(63)%	(51.5)	(9.4)	NM
Income tax (benefit) expense	(1.9)	(5.3)	(64)%	(3.1)	2.1	NM
Net loss	$(7.7)	$(20.9)	(63)%	$(48.4)	$(11.5)	NM
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	Percent of Total Revenue	2018	Percent of Total Revenue	2019	Percent of Total Revenue	2018	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$299.6	92%	$321.4	93%	$886.0	92%	$1,028.0	93%
Financial Paper Product fee and other revenue	11.6	4%	12.3	4%	35.5	4%	38.3	3%
Investment revenue	13.4	4%	13.5	4%	42.3	4%	35.5	3%
Total revenue	$324.6	100%	$347.2	100%	$963.8	100%	$1,101.8	100%
For the three and nine months ended September 30, 2019, total revenue declined when compared to the prior reporting period, primarily due to the decline in the Global Funds Transfer fee and other revenue, which included Walmart2World service, pricing pressure due to increased competition, and the full impact of compliance measures introduced in 2018. For the three and nine months ended September 30, 2019, Financial Paper Product fee and other revenue declined primarily due to the decline in money order fee revenue. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three months ended September 30, 2019, investment revenue remained relatively flat. For the nine months ended September 30, 2019, investment revenue increased primarily from higher yields when compared to the prior reporting period.
Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	Percent of Total Revenue	2018	Percent of Total Revenue	2019	Percent of Total Revenue	2018	Percent of Total Revenue
Total commissions and direct transaction expenses	$165.8	51%	$179.7	52%	$494.5	51%	$555.6	50%
Compensation and benefits	50.5	16%	56.7	16%	163.4	17%	201.1	18%
Transaction and operations support	58.2	18%	88.4	25%	164.8	17%	235.2	21%
Occupancy, equipment and supplies	15.5	5%	13.8	4%	46.4	5%	47.4	4%
Depreciation and amortization	18.2	6%	19.5	6%	55.4	6%	57.7	5%
Total operating expenses	$308.2	95%	$358.1	103%	$924.5	96%	$1,097.0	100%
For the three and nine months ended September 30, 2019, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to a decrease in transaction and operations support driven by the additional accrual in 2018 related to the DPA and the impact from the Digital Transformation Program.
Total Commissions and Direct Transaction Expenses
For the three months ended September 30, 2019, total commissions and direct transaction expenses as a percent of revenues decreased when compared to the same period in 2018, primarily from the decrease in fee and other commissions expense. For the nine months ended September 30, 2019, total commissions and direct transaction expenses as a percent of revenues increased when compared to the same period in 2018, primarily from the decrease in money transfer fee and other revenue. See the "Segments Results" section below for more information on commissions and direct transaction expense by segment.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2018	$56.7	$201.1
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(4.1)	(19.5)
Employee stock-based compensation	(0.9)	(3.8)
Severance and related costs	0.5	(0.4)
Employee capitalized software development	(0.5)	(1.9)
Impact from changes in exchange rates	(0.4)	(3.4)
Restructuring and reorganization costs	(0.3)	(6.8)
Other	(0.5)	(1.9)
For the period ended September 30, 2019	$50.5	$163.4
For the three and nine months ended September 30, 2019, compensation and benefits decreased primarily due to a reduction in headcount. A decrease in restructuring and reorganization costs and the changes in exchange rates also contributed to the decrease in compensation and benefits for the nine months ended September 30, 2019.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges and the impact of foreign exchange rate movements on our monetary transactions and assets and liabilities denominated in a currency other than the U.S. dollar.

The following table is a summary of the change in transaction and operations support from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2018	$88.4	$235.2
Change resulting from:
Legal expenses	(30.2)	(42.8)
Outsourcing, independent contractor and consultant costs	(1.7)	(14.7)
Compliance enhancement program	(1.0)	(4.1)
Restructuring and reorganization costs	(0.5)	(1.6)
Direct monitor costs	0.4	5.0
Provision for loss	(0.2)	(4.6)
Non-income taxes	0.1	(5.8)
Other	2.9	(1.8)
For the period ended September 30, 2019	$58.2	$164.8
For the three and nine months ended September 30, 2019, transaction and operations support decreased primarily due to a decrease in legal expenses driven by the additional accrual in 2018 related to the DPA. Additional drivers of the decrease in transaction and operations support for the nine months ended September 30, 2019, were a decrease in outsourcing, independent contractor and consultant costs due to cost-savings initiatives, a decrease in non-income taxes as the Company received a $5.0 million sales and use rebate and a decrease in the provision for loss driven by the implementation of compliance and fraud prevention measures, partially offset by an increase in direct monitor costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended September 30, 2019, occupancy, equipment and supplies expense increased by $1.7 million when compared to the same period in 2018, due to an increase in maintenance costs. For the nine months ended September 30, 2019, occupancy, equipment and supplies expense decreased by $1.0 million when compared to 2018, due to cost-savings from the Digital Transformation Program and a decrease in facilities costs, partially offset by the increase in maintenance costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and nine months ended September 30, 2019, depreciation and amortization decreased by $1.3 million and $2.3 million, respectively, when compared to the same period in 2018.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Money transfer revenue	$284.9	$304.2	$(19.3)	$840.4	$970.5	$(130.1)
Bill payment revenue	14.7	17.4	(2.7)	45.6	57.7	(12.1)
Total Global Funds Transfer revenue	$299.6	$321.6	$(22.0)	$886.0	$1,028.2	$(142.2)

Fee and other commissions and direct transaction expenses	$159.3	$174.3	$(15.0)	$475.0	$541.5	$(66.5)

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2018	$304.2	$970.5
Change resulting from:
Average face value per transaction and pricing	(19.1)	(55.5)
Money transfer volume	(6.2)	(64.3)
Impact from changes in exchange rates	(4.9)	(19.6)
Corridor mix	3.2	7.3
Other	7.7	2.0
For the period ended September 30, 2019	$284.9	$840.4
For the three and nine months ended September 30, 2019, the decrease in money transfer fee and other revenue was primarily driven by decreases in average face value per transaction and pricing and money transfer transaction volume due to the implementation of compliance measures and Walmart2World service. Additionally, average face value per transaction and pricing was impacted by pricing pressure from increased competition.
Bill Payment Fee and Other Revenue
For the three and nine months ended September 30, 2019, bill payment fee and other revenue decreased by $2.7 million or 16% and $12.1 million or 21%, respectively, when compared to the same periods in 2018, due to increased competition.
Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2018 to 2019:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2018	$168.7	$523.4
Change resulting from:
Money transfer revenue	(8.5)	(53.5)
Impact from changes in exchange rates	(2.2)	(9.9)
Money transfer corridor and agent mix	(1.9)	10.3
Signing bonuses	(1.9)	(6.3)
Bill payment revenue and commission rates	(1.6)	(6.9)
For the period ended September 30, 2019	$152.6	$457.1
For the three and nine months ended September 30, 2019, fee and other commissions decreased by $16.1 million and $66.3 million, respectively, primarily due to decreases in money transfer revenue from the decline in pricing and volume discussed above and the impact from changes in exchange rates. The decrease in the nine months ended September 30, 2019, was partially offset by favorable money transfer corridor and agent mix.
For the three months ended September 30, 2019, direct transaction expense of $6.7 million increased by $1.1 million when compared to the three months ended September 30, 2018, due to an increase in moneygram.com transactions. For the nine months ended September 30, 2019, direct transaction expense was relatively flat when compared to the prior period.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Money order revenue	$13.1	$14.0	$(0.9)	$40.6	$41.6	$(1.0)
Official check revenue	11.9	11.6	0.3	37.2	32.0	5.2
Total Financial Paper Products revenue	$25.0	$25.6	$(0.6)	$77.8	$73.6	$4.2

Commissions expense	$6.5	$5.4	$1.1	$19.5	$14.1	$5.4
Financial Paper Products revenue decreased by $0.6 million or 2% during the three months ended September 30, 2019, primarily due to the decline in Financial Paper Products fee and other revenue. For the nine months ended September 30, 2019, Financial Paper Products revenue increased by $4.2 million or 6% primarily due to higher yields on our investment portfolio when compared to the prior period, partially offset by the decline in Financial Paper Products fee and other revenue.
For the three and nine months ended September 30, 2019, commissions expense for Financial Paper Products increased by $1.1 million and $5.4 million, respectively, when compared to the same period in 2018, due to an increase in investment commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018	2019	2018
Operating income (loss):
Global Funds Transfer	$9.8	$(19.7)	$16.5	$(12.6)
Financial Paper Products	7.6	9.6	25.8	22.3
Total segment operating income (loss)	17.4	(10.1)	42.3	9.7
Other	(1.0)	(0.8)	(3.0)	(4.9)
Total operating income (loss)	$16.4	$(10.9)	$39.3	$4.8

Total operating margin	5.1%	(3.1)%	4.1%	0.4%
Global Funds Transfer	3.3%	(6.1)%	1.9%	(1.2)%
Financial Paper Products	30.4%	37.5%	33.2%	30.3%
For the three and nine months ended September 30, 2019, the Global Funds Transfer segment operating income increased by $29.5 million and $29.1 million, respectively, from an operating loss of $19.7 million and $12.6 million, respectively, for the three and nine months ended September 30, 2018. The Company's Global Funds Transfer segment operating margin also increased when compared to the prior reporting periods in 2018. The increases in operating income and margin were primarily due to the decrease in operating expenses resulting from legal costs driven by the additional accrual in 2018 related to the DPA and operational efficiencies from the Digital Transformation Program, partially offset by the decline in money transfer fee and other revenue.
For the three months ended September 30, 2019, the Financial Paper Products segment operating income and margin decreased when compared to the three months ended September 30, 2018, primarily due to the increase in investment commissions expense. For the nine months ended September 30, 2019, the Financial Paper Products segment operating income and margin increased when compared to the nine months ended September 30, 2018, primarily due to the increase in investment revenue, partially offset by the increase in investment commissions expense.
For the three months ended September 30, 2019, the Company's other operating loss remained relatively flat. Other operating loss decreased for the nine months ended September 30, 2019, when compared to the prior year period due to ongoing cost-savings initiatives.
Other Expenses
Total other expenses for the three and nine months ended September 30, 2019, were $26.0 million and $90.8 million, respectively, compared to other expenses of $15.3 million and $14.2 million, respectively, for the three and nine months ended September 30,

2018. The increases were driven by an increase in interest expense as a result of the Credit Facilities entered into in June 2019, which are discussed in Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements. For the nine months ended September 30, 2019, the increase was also driven by a non-cash settlement charge of $31.3 million from the partial sale of the Company's Pension Plan, which is discussed in Note 8 — Pension and Other Benefits of the Notes to the Condensed Consolidated Financial Statements, and $2.4 million of debt extinguishment costs. Additionally, the nine months ended September 30, 2018, included a $30.0 million payment to the Company related to the terminated merger with Ant Financial.
Income Taxes
For the three months ended September 30, 2019, the Company recognized an income tax benefit of $1.9 million on a pre-tax loss of $9.6 million. For the three months ended September 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the nine months ended September 30, 2019, the Company recognized an income tax benefit of $3.1 million on a pre-tax loss of $51.5 million. Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, U.S. taxation of foreign earnings, non-deductible expenses, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Loss before income taxes	$(9.6)	$(26.2)	$(51.5)	$(9.4)
Interest expense	24.8	13.8	52.7	39.8
Depreciation and amortization	18.2	19.5	55.4	57.7
Signing bonus amortization	11.2	13.3	34.6	42.0
EBITDA	44.6	20.4	91.2	130.1
Significant items impacting EBITDA:
Compliance enhancement program	2.6	3.7	6.4	10.9
Direct monitor costs	2.1	1.7	12.4	7.4
Stock-based, contingent and incentive compensation	1.6	2.5	6.1	10.0
Legal and contingent matters (1)	0.6	30.0	1.9	42.7
Restructuring and reorganization costs	0.1	1.2	4.1	13.7
Non-cash pension settlement charge (2)	—	—	31.3	—
Debt extinguishment costs (3)	—	—	2.4	—
Severance and related costs	0.1	—	0.3	0.4
Income related to the terminated merger with Ant Financial (4)	—	—	—	(29.3)
Adjusted EBITDA	$51.7	$59.5	$156.1	$185.9

Adjusted EBITDA change, as reported	(13)%		(16)%
Adjusted EBITDA change, constant currency adjusted	(10)%		(13)%

Adjusted EBITDA	$51.7	$59.5	$156.1	$185.9
Cash payments for interest	(19.2)	(13.0)	(45.2)	(37.4)
Cash payments for taxes, net of refunds	(1.1)	(1.0)	(1.6)	(3.9)
Cash payments for capital expenditures	(13.3)	(16.0)	(42.5)	(44.5)
Cash payments for agent signing bonuses	(8.8)	(0.6)	(24.2)	(20.2)
Adjusted Free Cash Flow	$9.3	$28.9	$42.6	$79.9
(1) Three and nine months ended September 30, 2018 include an accrual of $30.0 million and $40.0 million, respectively, related to the resolution of the DPA matter.
(2) Nine months ended September 30, 2019 includes a non-cash charge of $31.3 million from the sale of pension liability.
(3) Nine months ended September 30, 2019 includes debt extinguishment costs related to the amended and new debt agreements.
(4) Costs include, but are not limited to, legal, bank and consultant fees and income includes the $30.0 million merger termination fee.
For the three and nine months ended September 30, 2019, the Company generated EBITDA of $44.6 million and $91.2 million, respectively, and Adjusted EBITDA of $51.7 million and $156.1 million, respectively. Adjusted EBITDA declined when compared to the same period in 2018 because of the decrease in fee and other revenue, which was partially offset by operating expense savings.
For the three months ended September 30, 2019, EBITDA increased primarily due to the decrease in expenses related to compensation and benefits and legal expenses driven by the prior year accrual related to the DPA. For the nine months ended September 30, 2019, EBITDA decreased primarily from the same items that impacted Adjusted EBITDA, the pension settlement charge of $31.3 million and the debt extinguishment costs of $2.4 million, partially offset by the decrease in operating expenses. Additionally, the nine months ended September 30, 2018 included $30.0 million of income related to the terminated merger with Ant Financial.
For the three and nine months ended September 30, 2019, Adjusted Free Cash Flow decreased by $19.6 million and $37.3 million, respectively, when compared to the same periods in 2018. The decline was primarily due to the decrease in Adjusted EBITDA, increase in cash payments for interest and cash payments for signing bonuses.
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

(Amounts in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$119.1	$145.5
Settlement assets:
Settlement cash and cash equivalents	1,469.3	1,435.7
Receivables, net	865.5	777.7
Interest-bearing investments	986.2	1,154.7
Available-for-sale investments	4.7	5.7
	$3,325.7	$3,373.8
Payment service obligations	$(3,325.7)	$(3,373.8)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of September 30, 2019, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.6 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $4.7 million of available-for-sale investments as of September 30, 2019. U.S. government agency residential mortgage-backed securities comprise $3.9 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.8 million.

Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2019	December 31, 2018
5.59% first lien credit facility due 2020	$—	$904.4
8.33% first lien credit facility due 2023	643.4	—
13.00% second lien credit facility due 2024	248.3	—
Senior secured credit facilities	891.7	904.4
Unamortized debt issuance costs and debt discounts	(45.3)	(3.4)
Total debt, net	$846.4	$901.0
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
As of September 30, 2019, the Company had no borrowings and nominal outstanding letters of credit under its revolving credit facility and has $34.9 million of availability.
Credit Ratings
As of September 30, 2019, our credit ratings from Moody’s and S&P were B3 with a negative outlook and B with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019 vs 2018
Net cash provided by operating activities	$39.0	$76.9	$(37.9)
Net cash used in investing activities	(42.5)	(44.5)	2.0
Net cash used in financing activities	(22.9)	(13.6)	(9.3)
Net change in cash and cash equivalents	$(26.4)	$18.8	$(45.2)
Cash Flows from Operating Activities
For the nine months ended September 30, 2019, cash provided by operating activities decreased primarily due to the increase in net loss and the increases in cash payments for interest and agent signing bonuses. The decrease in operating cash was partially offset by the receipt of a $5.0 million non-income tax sales and use rebate and a decrease in cash payments for taxes, net of refunds. Additionally, the nine months ended September 30, 2018, included $30.0 million of income related to the terminated merger with Ant Financial.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the nine months ended September 30, 2019 and 2018, included capital expenditures of $42.5 million and $44.5 million, respectively.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities increased by $9.3 million primarily due to transaction costs for the issuance and amendment of our debt of $21.7 million and principal payments on debt of $30.0 million, partially offset by net proceeds from the equity issuance to Ripple of $29.5 million and lower payments to tax authorities for stock-based compensation due to the decrease in the Company's stock price when compared to the prior period. For more information related to the SPA, see Note 9 — Stockholders' Deficit of the Notes to the Condensed Consolidated Financial Statements.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2019. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of September 30, 2019, the Company held $211.6 million, or 8%, of the investment portfolio in fixed rate investments.
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
Our results are impacted by interest rate risk through our interest expense for borrowings under the amended First Lien Credit Agreement. The First Lien Revolving Credit Facility and the First Lien Term Credit Facility will each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s first lien leverage ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s first lien leverage ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. Accordingly, any increases in interest rates will adversely affect interest expense. As of September 30, 2019, the Company had no borrowings under the First Lien Revolving Credit Facility.
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The “ramp” analysis assumes that interest rates change in even increments over the next 12 months. The “shock” analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax loss that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” Many of the Company’s assets reset or can be repriced when interest rates change, generally in line with changes in the Company’s floating rate liabilities. Therefore, our risk associated with interest rates is not material.

The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of September 30, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(20.8)	$(10.5)	$(5.3)	$5.3	$10.5	$21.0
Investment commissions expense	12.3	6.5	3.2	(3.2)	(6.5)	(13.0)
Interest expense	4.5	2.7	1.5	(1.7)	(3.2)	(5.8)
Change in pretax income	$(4.0)	$(1.3)	$(0.6)	$0.4	$0.8	$2.2
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of September 30, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(37.0)	$(19.3)	$(9.7)	$9.7	$19.3	$38.7
Investment commissions expense	20.2	11.8	6.0	(6.0)	(12.0)	(24.0)
Interest expense	7.2	5.7	3.0	(3.1)	(6.1)	(11.7)
Change in pretax income	$(9.6)	$(1.8)	$(0.7)	$0.6	$1.2	$3.0
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and has requested additional briefing prior to ruling on the motions. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $20.0 million on amounts that have previously been accrued.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”), as updated in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 (the “Q1 and Q2 2019 10-Qs”). For further information, refer to Part I, Item 1A, "Risk Factors," in the 2018 10-K and to Part II, Item 1A, “Risk Factors,” in the Q1 and Q2 2019 Form 10-Qs.

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

10.1*+	Amendment No. 11 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following materials from MoneyGram's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.
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

MoneyGram International, Inc.
(Registrant)

November 6, 2019	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Corporate Controller
(Principal Accounting Officer)