Form 10-K
period 2019-12-31
MONEYGRAM INTERNATIONAL INC
filed 2020-02-28
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2019.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $90.4 million.
63,173,832 shares of common stock were outstanding as of February 26, 2020.
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MGI	The NASDAQ Stock Market LLC
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2020 Annual Meeting of Stockholders.

PART I.

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a global leader in cross-border peer-to-peer (“P2P”) payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends in approximately 200 countries and territories, with over 65 countries now digitally-enabled. The innovative MoneyGram platform leverages its leading distribution network, global financial settlement engine, cloud-based infrastructure with integrated APIs, and its unparalleled compliance program to enable seamless and secure transfers around the world. Whether through our mobile application, moneygram.com, integration with mobile wallets, a kiosk, or any one of the more than 350,000 agent locations around the globe, we connect consumers in any way that is convenient for them. Historically, our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. As an alternative financial services company, we provide these individuals with essential services to help them meet the financial demands of their daily lives. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that 1.7 billion adults are unbanked and 2020 global remittances will reach approximately $739 billion, based on 2019 global data. Both our walk-in channel centered around our global distribution network and our newer direct-to-consumer digital channel enable the Company to serve the entire remittance market. Given strong mobile P2P market growth rates, our direct-to-consumer digital business is a growth engine for the Company as our digital capabilities enable us to serve a new customer segment of primarily younger, banked consumers who utilize our platform to transfer money around the world.
In addition to money transfers, our offerings include bill payment services, money order services and official check processing. Our money transfer services are our primary revenue driver. Our services are offered across our physical and digital network which is available in hundreds of countries and territories. We have digital capabilities in over 65 countries and more than 350,000 physical locations that are primarily operated by third-party businesses (“agents”) and a limited number of Company-operated retail locations. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. MoneyGram provides call center services 24 hours per day, 365 days per year and provides customer service in dozens of languages.
The MoneyGram® brand is recognized throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the Globe design logo, MoneyGram FastSend, ExpressPayment, and AgentWorks, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference in this Annual Report on Form 10-K.
We conduct our business primarily through our wholly-owned subsidiary, MoneyGram Payment Systems, Inc. (“MPSI”), under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corporation. Through the Company’s predecessors, we have been in operation for over 70 years.
The Company utilizes specific terms related to our business throughout this document, including the following:
Corridor — With regard to a money transfer transaction, the originating “send” location and the designated “receive” location are referred to as a corridor.
Corridor mix — The relative impact of increases or decreases in money transfer transaction volume in each corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Non-U.S. dollar — The impact of non-U.S. dollar exchange rate fluctuations on our financial results is typically calculated as the difference between current period activity translated using the current period’s exchange rates and the comparable prior-year period’s exchange rates. We use this method to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
Sender — Person initiating and funding a money transfer transaction.
Receiver — Person receiving a money transfer transaction.
Walk-In Channel — Transactions in which both the send transaction and the receive transaction occur at one of our physical agent locations.
Digital Channel — Transactions in which either the send transaction, the receive transaction, or both occur through one of our digital properties such as moneygram.com, our native mobile application, or virtual agents.

Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2019	2018	2017
Global Funds Transfer
Money transfer	87%	88%	89%
Bill payment	5%	5%	5%
Financial Paper Products
Money order	4%	4%	3%
Official check	4%	3%	3%
Total revenue	100%	100%	100%
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2019, 2018 and 2017, our 10 largest agents accounted for 32%, 33% and 34%, respectively, of total revenue and 34%, 34% and 35%, respectively, of Global Funds Transfer segment revenue. Walmart Inc. (“Walmart”) is our only agent that accounts for more than 10% of our total revenue. In 2019 and 2018, Walmart accounted for 16% of total revenue and 17% in 2017. In 2019 and 2018, Walmart accounted for 16% of Global Funds Transfer segment revenue and 18% in 2017.
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
In June 2019, we entered into a commercial agreement with Ripple Labs Inc. (“Ripple”) to utilize Ripple’s On Demand Liquidity (“ODL”) platform (formerly known as xRapid), as well as XRP, to facilitate cross-border non-U.S. dollar exchange settlements. The Company is compensated by Ripple for developing and bringing liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. We refer to this compensation as market development fees. The Company expects that this partnership, at scale, will reduce our working capital needs and generate additional earnings and cash flows. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions. For more information on the Ripple commercial agreement, see Note 18 — Related Parties of the Notes to the Consolidated Financial Statements.
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. Sends originated outside of the U.S. generated 52% in 2019, 49% in 2018 and 47% in 2017 of our total revenue, and 57%, 52% and 50% for 2019, 2018 and 2017, respectively, of our total Global Funds Transfer segment revenue. In 2019, our Global Funds Transfer segment had total revenue of $1.2 billion.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and non-U.S. dollar exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating and receiving the transaction earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, staging kiosk or via our online platform, typically only the agent receiving the transaction earns a commission.
In certain countries, we have multi-currency technology that allows consumers to choose a currency when initiating or receiving a money transfer. The currency choice typically consists of local currency, U.S. dollars and/or euros. These capabilities allow consumers to know the amount that will be received in the selected currency.
Walk-In Channel
As of December 31, 2019, our money transfer agent network had more than 350,000 locations. Our network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have limited Company-operated retail locations in Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although the sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve, and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram’s services.
Approximately 80% of our money transfer remittances constitute transactions in which both the send transaction and the receive transaction occur at one of our physical agent locations. Typically, walk-in send transactions are funded in cash. In walk-in receive transactions, the funds are available for the designated recipient to collect usually within 10 minutes at any MoneyGram agent location.
In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account or mobile phone account.
Digital Channel
We offer our money transfer services on the internet via our moneygram.com service and through our native application, which were available in 25 countries as of December 31, 2019. Through our digital channel, consumers can send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide, a recipient’s bank account or a recipient's mobile wallet. Consumers can fund their transactions from a bank account, credit card, debit card or cash, in select markets, by staging a transaction on a mobile device or online and paying for the transaction at one of MoneyGram’s agent locations. Money transfer transactions through moneygram.com grew 14% in 2019 compared to the prior year.
We also offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from a website or their mobile phone in 19 countries. We continue to expand our money transfer services to consumers through the expansion of moneygram.com and our native iPhone and Android application, the addition of transaction-staging kiosks, ATMs and direct-to-bank account products in various markets around the world. Total digital transactions represented 20% and 17%, respectively, of money transfer transactions for the years ended December 31, 2019 and 2018.
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
Marketing — The global marketing organization employs an omnichannel approach that tailors our brand message to each specific market, culture and consumer preferences. We use a varied marketing mix that includes traditional, digital and social, corridor specific marketing campaigns, sponsorships and partnerships, point-of-sale materials and signage at our agent locations. Our marketing strategy also includes our loyalty program that provides faster service at the agent locations in various countries around the world and the MoneyGram Plus Rewards loyalty program that gives consumers the benefit of earning discounts on future transactions and special promotions available only to loyalty members.
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
Competition — The market for money transfer and bill payment services continues to be very competitive and the World Bank estimates that in 2019 global remittances will be $739 billion. We generally compete on the basis of the customer experience, the ability to conduct both digital and cash transactions, price, the quantity and quality of our agent network, commission payments and marketing efforts.
Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the cross-border money transfer industry is The Western Union Company (“Western Union”), which also competes with our bill payment services and money order businesses. Additionally, Walmart has a white-label money transfer service, a program operated by a competitor of MoneyGram that allows consumers to transfer money between Walmart U.S. store locations. In 2018, Walmart launched

Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in more than 200 countries and territories. On November 4, 2019, Walmart announced that the white-label money transfer service would now be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S.
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
Seasonality — A larger share of our annual money transfer revenues traditionally occurs in the third and fourth quarters as a result of major global holidays falling during these periods.
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our agents and financial institutions located throughout the U.S. and Puerto Rico and provides official check outsourcing services for financial institutions across the U.S.
In 2019, our Financial Paper Products segment generated revenues of $101.8 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately six days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2019, we issued money orders through our network of over 13,000 agents and financial institutions located in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2019, we provided official check outsourcing services through approximately 1,100 financial institutions at over 5,200 branch bank locations.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA”) and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the “U.S. DOJ”) relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the deferred prosecution agreement (the “DPA”) with the MDPA and U.S. DOJ (collectively, the “Government”) dated November 9, 2012.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the Federal Trade Commission (“FTC”). The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.” On February 25, 2020, the Company entered into an Amendment to Amendment to and Extension of DPA Agreement, which extended the due date to November 8, 2020, for the final $55.0 million payment due to the Government pursuant to the Amended DPA. Through that date, the Company intends to continue to engage in discussions with the Government on the appropriateness of an additional extension of the deadline to make the final payment and a reduction in the amount of such payment.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by November 8, 2020, which amount is being made available to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See “Risk Factors — We face possible uncertainties relating to compliance with and impact of the amended deferred prosecution agreement entered into with the U.S. federal government” for additional information in Item 1A and the “Legal Proceedings” section in Item 3.
Anti-Money Laundering Compliance — Our services are subject to U.S. anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations of many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and non-U.S. dollar restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;

•	registration or licensing of the Company or our agents with a state or federal agency in the U.S. or with the central bank or other proper authority in a foreign country; and

•	minimum capital or capital adequacy requirements.

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
Sanctions Compliance — In addition to anti-money laundering laws and regulations, our services are subject to sanctions laws and regulations promulgated by OFAC and other jurisdictions in which our services are offered. These sanctions laws and regulations require screening of transactions against government watch-lists, including but not limited to, the watch-lists maintained by OFAC, and prohibit transactions in, to or from certain countries, governments, individuals and entities. Sanctions regimes may also impose limitations on amounts that may be transferred by a consumer to or from a jurisdiction at any one time or over specified periods of time, requiring aggregation over multiple transactions, as well as transactional and other reporting to a government agency.
Money Transfer and Payment Instrument Licensing — In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International SRL, is a licensed payment institution under the National Bank of Belgium pursuant to the European Union Payment Services Directive (“PSD”). The Company is also licensed in other jurisdictions including the United Kingdom, Mexico, and Canada. In 2016, the PSD was amended by a revised Payment Services Directive (“PSD2”), which was implemented in the national law of the member states during or prior to January 2018. Among other changes, the PSD2 has increased the supervisory powers granted to member states with respect to activities performed by us and our agents in the European Union. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
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
Data Privacy and Cybersecurity Laws and Regulations — We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our consumers, agents and employees. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions. In some cases, these laws are more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. For example, the General Data Protection Regulation in the European Union imposes a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. The new

California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California consumers. In addition, government surveillance laws and data localization laws are evolving to address increased and changing threats and risks. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection (the “CFPB”) which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. The CFPB’s Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the U.S. enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer’s request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a financial product or service.
Non-U.S. Dollar Exchange Regulation — Our money transfer services are subject to non-U.S. dollar exchange statutes of the U.S., as well as similar state laws and the laws of certain other countries in which we operate. Certain of these statutes require registration or licensure and reporting. Others may impose currency exchange restrictions with which we must comply.
Anti-Bribery Regulation — We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. We maintain a compliance program designed to comply with applicable anti-bribery laws and regulation
Clearing and Cash Management Bank Relationships
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
We maintain significant relationships with major international banks which provide the capability to transfer money electronically as well as through domestic and international wire transfer networks. There are a limited number of banks that have capabilities broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is not limited to their own country or region and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the Society for Worldwide Interbank Financial Telecommunication network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.
Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries in which we do business. We maintain a portfolio of other trademarks that are material to our Company, which are discussed above in the “Overview” section. In addition, we maintain a portfolio of MoneyGram branded and related domain names.
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
Employees
As of December 31, 2019, we had 957 employees in the U.S. and 1,295 employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union.
Executive Officers of the Registrant
W. Alexander Holmes, age 45, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam.
Lawrence Angelilli, age 64, has served as Chief Financial Officer since January 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer since 2014. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Kamila K. Chytil, age 40, has served as Chief Operating Officer since October 2019. Prior to that, Ms. Chytil served as Chief Global Operations Officer since May 2016. Ms. Chytil joined the Company in May 2015 as Senior Vice President of key partnerships and payments. From 2011 to May 2015, Ms. Chytil was Senior Vice President and General Manager of retail payments at Fidelity National Information Services, Inc., a global provider of financial technology solutions, where she was responsible for e-commerce, check cashing and retail payments. From 2004 to 2011, Ms. Chytil held various other management roles at Fidelity National Information Services, overseeing analytics, risk management, and operations.
Robert L. Villaseñor, age 49, has served as General Counsel and Corporate Secretary since January 2020. He served as interim General Counsel and Corporate Secretary from October 2019 to January 2020. He joined the Company in July 2018 as Associate General Counsel, Corporate and Securities and Assistant Secretary. In that role he oversaw the Corporate Securities and M&A legal function for the Company. He has over 20 years of experience representing public companies on a broad range of legal issues including public reporting, lending and capital markets transactions, mergers and acquisitions, strategic investments and various commercial matters. Most recently, he worked in the Corporate and Securities Group at Starbucks Corporation from 2012 to 2018. Prior to Starbucks, he served as the chief corporate and securities attorney at two other public companies. He began his career in private practice working in the areas of mergers and acquisitions and capital markets.
Grant A. Lines, age 55, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Prior to that, Mr. Lines held various positions in the industry.
Andres Villareal, age 55, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 28 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
John D. Stoneham, age 41, has been Corporate Controller and Principal Accounting Officer since October 2015. Mr. Stoneham previously served as Vice President and Interim Controller since August 2015. From December 2012 to July 2015, Mr. Stoneham served in various accounting roles at the Company. Prior to December 2012, Mr. Stoneham was the Corporate Controller for Cinsay, Inc., a software provider. From January 2011 to December 2011, he was the SEC Reporting Manager at Archipelago Learning, a software-as-a-service provider of education products. Mr. Stoneham is a Certified Public Accountant and began his career at KPMG LLP, an accounting and financial advisory services firm.

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

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in the Annual Report on Form 10-K or our other filings with the SEC could have a material impact on our business, prospects, financial condition or results of operations.
Risks Related to Our Business and Industry
We face intense competition, and if we are unable to continue to compete effectively for any reason, including due to our enhanced compliance controls, our business, financial condition and results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. Money transfer, bill payment and money order services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our money transfer products compete with a variety of financial and non-financial companies, including banks, card associations, web-based services, payment processors, informal remittance systems, consumer money transfer companies and others. The services are differentiated by features and functionalities, including brand recognition, customer service, reliability, distribution network and options, price, speed and convenience. Distribution channels such as online, mobile solutions, account deposit and kiosk-based services continue to evolve and impact the competitive environment for money transfers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
Our future growth depends on our ability to compete effectively in money transfer, bill payment, money order and official check services. For example, if our products and services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business, financial condition and results of operations. For example, transaction volume where we face intense competition could be adversely affected by pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial condition and results of operations. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
In addition, our enhanced compliance controls have negatively impacted, and may continue to negatively impact, our revenue. In 2018 we launched enhanced compliance measures representing the highest standards in the industry, including new global customer verification standards for all money transfer services. While these measures have resulted in a decline in fraud rates, they have negatively impacted, and may continue to negatively impact, our revenue. Such revenue impacts could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
If we lose key agents, our business with such agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, including due to increased costs or loss of business as a result of higher compliance standards, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or an agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Under the Amended DPA and Consent Order entered into with the Government and the FTC, we are subject to heightened requirements relating to agent oversight, which may result in agent attrition, and agents may decide to leave our network due to reputational concerns related to the Amended DPA and Consent Order, as well as being subject to oversight not required by other providers.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2019 and 2018, our ten largest agents accounted for 32% and 33%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 16% of our total revenue in 2019 and 2018. The current term of our contract with Walmart expires on March 29, 2021. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions, reduce their locations or allow our competitors to use their services (e.g. Ria in Walmart), our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white-label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business.
We are subject to requirements relating to data privacy and the collection, processing, storage, transfer and use of data under U.S. federal, state and foreign laws. For example, the FTC routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies’ privacy practices. In addition, the General Data Protection Regulation in the European Union, effective May 2018, imposed a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. The new California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California residents. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could materially adversely affect our business, financial condition and results of operations.
In addition, the Company makes information available to certain U.S. federal and state, as well as certain foreign, government agencies in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations. In recent years, the Company has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.
A breach of security in the systems on which we rely could adversely affect our business, financial condition and results of operations.
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries affecting the efficacy of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the U.S. and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed.
Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personally identifiable or proprietary information, which could harm our business and result in, among other things, unfavorable publicity, damage to our reputation, loss in our consumers’ confidence in our or our agents’ business, fines or penalties from regulatory or governmental authorities, a loss of consumers, lawsuits and potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents, banks, digital asset exchanges and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions, funds transfers or digital asset transfers. If users gain improper access to our, our agents’ banks’, digital asset exchanges’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money transfers, funds transfers or digital asset transfers. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our industry is under increasing scrutiny from federal, state and local regulators in the U.S. and regulatory agencies in many countries in connection with the potential for consumer fraud. The Amended DPA and FTC Consent Order to which the Company is subject resulted in part from this heightened scrutiny. If consumer fraud levels involving our services were to rise, it could lead to further regulatory intervention and reputational and financial damage. This, in turn, could lead to additional government enforcement actions and investigations, reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.
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
Our business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act, as well as anti-money laundering laws in many other countries in which we operate, particularly in the European Union. We are also subject to sanctions laws and regulations, promulgated by OFAC and other jurisdictions. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheatment laws, privacy and data protection laws and anti-bribery laws. Many of these laws are evolving, with requirements that may be unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
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
We are also subject to the PSD2, which governs the regulatory regime for payment services in the European Union, and similar regulatory or licensing requirements in other jurisdictions. The PSD2 and other international regulatory or licensing requirements may impose potential liability on us for the conduct of our agents and the commission of third-party fraud utilizing our services. If we fail to comply with the PSD2 or such other requirements, we could be subject to fines or penalties or revocation of our licenses, which could adversely impact our business, financial condition and results of operations. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.
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
In addition to the DPA, we have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.
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
We face possible uncertainties relating to compliance with, and impact of, the amended deferred prosecution agreement entered into with the Government.
On November 8, 2018, we announced that we entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the U.S. DOJ.
Under the Agreements, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by November 8, 2020, which is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company’s business including cash flows, financial condition, and results of operations.
The Company is engaged in discussions with the Government to potentially extend the deadline for the final payment under the Amended DPA to May 2021 and reduce the amount of the payment. On February 25, 2020, the Government and the Company agreed to extend the May 8, 2020 due date for the $55.0 million payment for six months to November 8, 2020 to provide the Government additional time to consider the basis for extending and reducing the final payment. The Company believes there is a reasonable basis to both extend and reduce the final payment, but there can be no assurance as to whether the Government will agree to either extend or reduce the final payment. If the Company does not receive a payment extension or reduction and the Company does not receive sufficient increases in cash flows from new business initiatives being presently undertaken or receive additional working capital funds from debt or equity financing sources, there could be a material adverse effect on the Company’s business, financial condition, credit ratings, results of operations and cash flows from making such payment.

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
We have substantial interest expense on our debt and our ratings are below “investment grade.” We also have significant debt maturities in June 2023 and June 2024. Our credit ratings have caused the Company to access non-investment grade capital markets that are subject to higher volatility and are costlier than capital markets accessible to higher-rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction or interruption in cash flow could result in an event of default or significantly restrict our access to capital, including borrowings under our senior secured three-year revolving credit facility (“First Lien Revolving Credit Facility”). There is no assurance that we will be able to comply with our debt covenants or obtain additional capital. Our below investment grade ratings will result in a cost of capital that is higher than other companies with which we compete. Further, a significant portion of our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates or changes in the terms of our debt or our inability to refinance our existing debt could have an adverse effect on our financial position and results of operations.
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
We have significant debt service obligations under the Credit Facilities, which could materially and adversely affect our financial condition and results of operations.
The terms of the First Lien Credit Facility (as defined below) and Second Lien Term Credit Facility (as defined below) provide for significantly higher effective interest rates than under the Company’s prior senior secured credit facilities, which will increase the interest expense payable by the Company and could cause a decrease in the Company’s cash flows and materially and adversely affect the Company’s financial condition and results of operations. In addition, under the terms of the First Lien Credit Facility and Second Lien Term Credit Facility, we are subject to more restrictive covenants and limitations than under the Company’s prior senior secured credit facilities. Failure to comply with such covenants could result in a default under the First Lien Credit Facility and Second Lien Term Credit Facility, and as a result, the commitments of the lenders thereunder may be terminated and the maturity of outstanding amounts could be accelerated.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to effectively end LIBOR rates beginning in 2022, and while other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets.
The First Lien Revolving Credit Facility (as defined below) and the First Lien Term Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at an alternative to the base rate under the First Lien Revolving Credit Facility and the First Lien Term Credit Facility may be adversely impacted, and the costs associated with any potential future borrowings may increase.

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

•	restrictions on money transfers to, from and between certain countries;

•	currency controls, new currency adoptions and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to non-U.S. dollar exchange rates, in particular with respect to the euro.

In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in non-U.S. dollars. In addition, we maintain significant non-U.S. dollar balances that are subject to volatility and could result in losses due to a devaluation of the U.S. dollar. As exchange rates among the U.S. dollar, the euro and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. See “Enterprise Risk Management-Non-U.S. Dollar Risk” in Item 7A of this Annual Report on Form 10-K for more information.
Because our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers, disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and processes, including our consumer applications, to process these transactions in an efficient, uninterrupted and error-free manner.
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents’ or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages or engage other providers and, in extreme situations, a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
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
We conduct money transfer transactions in some regions that are politically volatile and economically unstable, which could increase our cost of operating in those regions.
We conduct money transfer transactions in some regions that are politically volatile and economically unstable, which could increase our cost of operating in those regions. For example, it is possible that our money transfer services or other products could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties, inability to settle due to currency restrictions or volatility, or other restrictions on our business operations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
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
In 2015, we initiated an internal investigation to identify payments processed by the Company that were violations of OFAC sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company’s outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. OFAC has broad discretion to assess potential violations and impose penalties. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or operations, and we cannot predict when OFAC will conclude their review of our

Voluntary Self-Disclosure. Adverse findings or penalties imposed by OFAC could have a material adverse impact on our business or financial condition.
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

•
Our First Lien Revolving Credit Facility is one source of funding for our corporate transactions and liquidity needs. If any of the banks participating in our First Lien Revolving Credit Facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.

•
We may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

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
From time to time, the U.S. federal, state, local and foreign governments may enact legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted that significantly increase our corporate effective tax rate, our net income could be negatively impacted.

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
Moreover, we have made, and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2019, we had credit exposure to our agents of $408.5 million in the aggregate spread across 5,121 agents.
Financial institutions, which are utilized to conduct business for our Financial Paper Products segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2019, we had credit exposure for official checks and money orders conducted by financial institutions of $222.3 million in the aggregate spread across 685 financial institutions. In addition, we maintain balances in banks and digital asset exchanges around the world for our money transfer business. The deposits in these institutions may not have balance protection and, in the case of digital asset exchanges, may not be subject to regulation.
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
In the event of an agent bankruptcy or a financial institution receivership or insolvency, we would generally be in the position of creditor, possibly with limited or no security, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Ownership of Our Stock
We have a significant number of D Stock held by Goldman Sachs relative to our outstanding common shares.
As of December 31, 2019, there were 62.7 million outstanding common shares, excluding treasury shares (or 71.6 million common shares if the outstanding Series D Participating Convertible Preferred Stock [“D Stock”] were converted into common shares). As of December 31, 2019, Goldman Sachs held approximately 71,282 shares of D Stock, which are convertible into approximately 8.9 million shares of our common stock. Sales of a substantial number of common shares, whether by Goldman Sachs or other significant stockholders of the Company, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
The issuance of shares of our common stock upon exercise of outstanding warrants that were issued to our second lien lenders and Ripple will dilute the ownership interest of our existing stockholders and could adversely affect the prevailing market price of our common stock.
In connection with the closing of the Second Lien Term Credit Facility, the Company issued warrants representing the right to purchase 5,423,470 shares of common stock (representing approximately 8% of the then-outstanding fully diluted common stock of the Company) for $0.01 per share to the lenders under the Second Lien Term Credit Facility. In addition, pursuant to a Securities Purchase Agreement (the “SPA”) with Ripple, dated June 17, 2019, the Company has issued warrants to Ripple representing the right to purchase 5,957,600 shares of common stock at a per share reference purchase price of $4.10 per share of common stock underlying the warrant, exercisable for $0.01 per underlying share of common stock.
On November 22, 2019, the Company issued and sold to Ripple (i) 626,600 shares of common stock at a purchase price of $4.10 per share and (ii) a warrant to purchase 4,251,449 shares of common stock at a per share reference price of $4.10 per share of common stock underlying the warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $20.0 million. For more information related to the SPA, see Note 18 — Related Parties of the Notes to the Consolidated Financial Statements.
The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders. In addition, any sales in the public market of the common stock issuable upon such exercise or any anticipated sales upon exercise of the warrants could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock and could adversely affect the terms under which we could obtain additional equity capital. Following the occurrence of an exercise trigger for the warrants, we have no control over whether or when the holders will exercise their warrants.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which may be beyond our control. These factors include the perceived prospects for or actual operating results of our business; changes in estimates of our operating results by analysts, investors or our management; our actual operating results relative to such estimates or expectations; actions or announcements by us, our agents, or our competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.

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
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission in October 2009 and with the DPA that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and DPA described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram’s officers and directors. The suit asserts claims for breach of fiduciary duty and other common law theories and seeks unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described above. The Company believes the derivative cases are without merit and is vigorously defending these matters. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to these matters.
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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) sanctions regulations. We notified OFAC of the ongoing internal investigation, which was conducted in conjunction with the Company’s outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when OFAC will conclude its review of our Voluntary Self-Disclosure.
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
On November 8, 2018, the Company announced that it entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.” On February 25, 2020, the Company entered into an Amendment to Amendment to and Extension of DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. Through that date, the Company intends to continue to engage in discussions with the Government on the appropriateness of an additional extension of the deadline to make the final payment and a reduction in the amount of such payment.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by November 8, 2020, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and has met with the NYDFS to discuss the matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages, or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS’s motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court’s findings and filed a Notice of Appeal to the Fifth Circuit Court of Appeals on February 21, 2020.
If MoneyGram is successful in the litigation, it would be entitled to ordinary loss treatment on its federal tax returns for the amounts in question, which would entitle it to a refund of amounts already paid to the Internal Revenue Service related to this matter. Neither the Tax Court opinion nor the ultimate outcome of this action will require any additional tax payments to be made to the Internal Revenue Service by MoneyGram as the federal tax amounts at issue were paid in 2015. Amounts related to this matter have been fully accrued in previous periods, however, pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $20.2 million.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI.” As of February 26, 2020, there were 7,378 stockholders of record of our common stock.
Our Board of Directors has authorized the repurchase of a total of 12,000,000 common shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company is subject to limitations in our debt agreements on the amount of shares it may repurchase. Common stock tendered to, or withheld by, the Company in connection with the exercise of stock options or vesting of restricted stock units is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2019, the Company had repurchased 9,842,509 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,157,491 shares. During the three months ended December 31, 2019, the Company did not repurchase any common shares.
STOCKHOLDER RETURN PERFORMANCE
The Company’s peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. The peer group is composed of the following companies: Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., International Money Express, Inc., PayPal Holdings, Inc. and Western Union. In 2019, International Money Express, Inc. was added to the Company’s peer group and Total Systems Services, Inc. was removed from the peer group due to its acquisition by Global Payments Inc.

The following graph compares the cumulative total return from December 31, 2014 to December 31, 2019 for our common stock, our new and old peer groups of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our new and old peer groups and the S&P 500 Index on December 31, 2014, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends.
The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
MoneyGram International, Inc.	$100.00	$68.98	$129.92	$144.99	$22.00	$23.10
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
New Peer Group	$100.00	$127.12	$142.30	$218.13	$243.33	$344.02
Old Peer Group	$100.00	$127.12	$142.30	$218.13	$243.30	$344.24

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

(Amounts in millions, except per share data)	2019	2018	2017	2016	2015
Operating Results
Revenue
Global Funds Transfer segment	$1,183.3	$1,347.9	$1,508.1	$1,553.7	$1,465.8
Financial Paper Products segment	101.8	99.7	94.0	75.6	73.3
Other	—	—	—	1.1	—
Total revenue	$1,285.1	$1,447.6	$1,602.1	$1,630.4	$1,539.1

Net (loss) income	$(60.3)	$(24.0)	$(29.8)	$15.9	$(77.7)

Net (loss) income per common share:
Basic	$(0.85)	$(0.37)	$(0.47)	$0.26	$(1.25)
Diluted	$(0.85)	$(0.37)	$(0.47)	$0.24	$(1.25)
Financial Position
Cash and cash equivalents	$146.8	$145.5	$190.0	$157.2	$164.5
Total assets	$4,185.0	$4,296.1	$4,772.5	$4,597.4	$4,505.2
Long-term debt, net	$850.3	$901.0	$908.1	$915.2	$942.6
Stockholders’ deficit	$(240.4)	$(268.8)	$(245.3)	$(215.6)	$(229.5)
During 2019, MoneyGram adopted Accounting Standards Update 2016-02, Leases (Topic 842). As of December 31, 2019, the Company had $50.0 million of right-of-use assets related to operating leases and $54.2 million of lease liabilities on the Consolidated Balance Sheets. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with MoneyGram’s historical accounting. See Note 17 — Leases of the Notes to the Consolidated Financial Statements for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
The comparisons presented in this discussion refer to the same period in the prior year, unless otherwise noted. This discussion is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, a kiosk, or any one of the hundreds of thousands of agent locations in approximately 200 countries and territories, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and directly to consumers through our digital solutions. Third-

party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, virtual agents, account deposit and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 350,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 87% of total revenue for the year ended December 31, 2019. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments’ performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
Business Environment
In 2019, worldwide political and economic conditions remained highly dynamic, as evidenced by political unrest in certain markets, currency controls in select countries and a volatile immigration environment. Given the global extent of the current political and economic conditions, money transfer volumes and the average face value of money transfers continue to be highly variable by corridor and country, but the overall remittance market continues to grow as indicated by the World Bank.
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
In September 2019, the Company extended its agreement with Walmart, its largest agent, through March 29, 2021. In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower price point of the white-label service has negatively impacted our revenue and operating income in 2019. On November 4, 2019, Walmart announced that the white-label money transfer service would now be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. For the year ended December 31, 2019, the MoneyGram “powered by” white-label Walmart2World product represented approximately 9% of total revenue. At this time, it is difficult to predict exactly how this new Walmart marketplace will impact current transaction volumes and profit margins. Any impact to financial results will depend on a variety of factors including timing of the rollout to the marketplace, how the products are placed at the point-of-sale and how aggressively the competition chooses to price its foreign exchange.
In addition to the changes in the competitive environment, MoneyGram’s global compliance requirements are becoming increasingly more complex, which has affected our top line growth and profit margin. We continue to enhance our compliance tools to comply with various government and other regulatory programs around the world, as well as address corridor specific risks associated with fraud or money laundering.
As of December 31, 2019, the Company has digital capabilities through which consumers can send and receive money in over 65 countries across the globe. Furthermore, the Company is expanding its online presence through the continued growth of its native application, which was available in 25 countries as of December 31, 2019. Digital solutions revenue for the year ended December 31, 2019 was $176.1 million, or 16% of money transfer revenue, compared to $204.1 million for the year ended December 31, 2018. Total digital transactions represented 20% and 17% of money transfer transactions for the years ended December 31, 2019 and 2018, respectively.
We continue to invest in innovative products and services, such as moneygram.com, mobile solutions including our mobile application, integration with mobile wallets, account deposit services and kiosk-based services, to position the Company to meet consumers’ needs. Furthermore, our new partnership with Visa Direct provides consumers with additional choices on how to receive funds. We believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
In June 2019, we announced a commercial agreement with Ripple, which is scheduled to expire on July 1, 2023. The commercial agreement allows MoneyGram to utilize Ripple’s ODL platform (formerly known as xRapid), as well as XRP, to facilitate foreign exchange trading. The Company is compensated by Ripple for developing and bringing trading volume and liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. The Company anticipates that this partnership, at scale, can reduce our working capital needs and generate additional revenue and cash flows during the term of the commercial agreement.

In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of between 70 and 90 positions across the Company (the “2019 Organizational Realignment”). The workforce reduction is designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The Company expects to complete the workforce reduction by the end of the first quarter of 2020 and incur costs between $6.0 million and $8.0 million over the life of the plan. The charges consist primarily of one-time termination benefits for employee severance and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the end of the second quarter of 2020. We expect the 2019 Organizational Realignment to reduce annualized operating expenses by approximately $14.0 million beginning in 2020. The actual timing and costs of the plans may differ from the Company’s current expectations and estimates.
Capital Structure Update
On June 26, 2019, we entered into an amended First Lien Credit Agreement (the “First Lien Credit Agreement”) and a new Second Lien Credit Agreement (the “Second Lien Credit Agreement”), each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company’s existing credit facility. The amended First Lien Credit Agreement provides for a $35.0 million senior secured three-year revolving credit facility (the “First Lien Revolving Credit Facility”) and a senior secured four-year term loan in an aggregate principal amount of $645.0 million (the “First Lien Term Credit Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides $245.0 million of a secured five-year term loan. In connection with the termination of the previous credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. For more information on the credit agreements, see Note 9 — Debt of the Notes to the Consolidated Financial Statements and the “Liquidity and Capital Resources” section below.
In connection with the closing of the Second Lien Term Credit Facility, the Company issued warrants representing the right to purchase 5,423,470 shares of common stock (representing approximately 8% of the then-outstanding fully diluted common stock of the Company) for $0.01 per share to the lenders under the Second Lien Term Credit Facility.
In June 2019, the Company entered into the SPA with Ripple, pursuant to which Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of common stock and ten-year warrants to purchase common stock at $0.01 per underlying share of common stock (“Ripple Warrants”). In connection with the execution of the SPA, Ripple purchased, and the Company issued, (i) 5,610,923 shares of common stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 1,706,151 shares of common stock at a per share reference purchase price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $30.0 million. The Company incurred direct and incremental costs of $0.5 million related to this transaction.
On November 22, 2019, in connection with an additional closing under the SPA, the Company issued and sold to Ripple (i) 626,600 shares of common stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 4,251,449 shares of common stock at a per share reference price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $20.0 million representing the remaining amount of common stock and warrants that Ripple agreed to purchase under the SPA. For more information related to the SPA, see Note 18 — Related Parties of the Notes to the Consolidated Financial Statements.
Anticipated Trends
This discussion of trends expected to impact our business in 2020 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2019, MoneyGram focused on positioning the Company to better compete by building and expanding customer-centric digital capabilities, modernizing operations and expense structures, de-risking the business to better protect consumers and expanding our product offerings. We continue to see increased opportunities to capitalize on growth and expansion through product and service offerings. The Company is growing its digital footprint through the introduction of new countries for the moneygram.com platform, new partnerships and the introduction of new ways to send and receive money.
Through 2020, we believe the industry will continue to see a number of trends: the growth of digital transactions, aggressive pricing strategies, the importance of customer experience and continuing geopolitical volatility. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, accelerate digital growth, be the preferred partner for agents, and evaluate new revenue streams by pursuing business models of the future.
From a digital channel perspective, we are focusing on new products and expanding our digital capabilities into new countries. In February 2020, the Company launched MoneyGram FastSend, a new service through which consumers can send money quickly and easily to their friend's mobile phone number via the MoneyGram website and mobile app.

In 2020, we will continue to enhance our global walk-in business across several key regions. In the first months of 2020, we have signed a partnership with EBIX Inc. to become the Company’s exclusive walk-in provider in India. This partnership will provide the Company with significantly increased reach in the rural areas of India, the world’s largest receive market. Additionally, we have signed a strategic partnership with LuLu Money to extend the Company’s network in the Asia-Pacific region and Oman.
We expect pricing pressure and competition to be continuous challenges through 2020. Currency volatility, liquidity pressure on central banks and pressure on labor markets in specific countries may also continue to impact our business.
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
Financial Measures and Key Metrics
This Annual Report on Form 10-K includes financial information prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company’s overall performance. These measures include fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin.
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
EBITDA (Earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization).
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
Constant Currency — Constant currency metrics assume that amounts denominated in non-U.S. dollars are translated to the U.S. dollar at rates consistent with those in the prior year.
The Company utilizes specific terms related to our business throughout this document, including the following:
Corridor — With regard to a money transfer transaction, the originating “send” location and the designated “receive” location are referred to as a corridor.
Corridor mix — The relative impact of increases or decreases in money transfer transaction volume in each corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Non-U.S. Dollars — The impact of non-U.S. dollar exchange rate fluctuations on our financial results is typically calculated as the difference between current period activity translated using the current period’s exchange rates and the comparable prior-year period’s exchange rates. We use this method to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
Walk-In Channel — Transactions in which both the send transaction and the receive transaction occur at one of our physical agent locations.
Digital Channel — Transactions in which either the send transaction, the receive transaction, or both occur through one of our digital properties such as moneygram.com, our native mobile application, or virtual agents.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2019	2018	2017	2019 vs 2018	2018 vs 2017	2019 vs 2018	2018 vs 2017
Revenue
Fee and other revenue	$1,230.4	$1,398.1	$1,560.9	$(167.7)	$(162.8)	(12)%	(10)%
Investment revenue	54.7	49.5	41.2	5.2	8.3	11%	20%
Total revenue	1,285.1	1,447.6	1,602.1	(162.5)	(154.5)	(11)%	(10)%
Expenses
Fee and other commissions expense	613.4	688.6	763.5	(75.2)	(74.9)	(11)%	(10)%
Investment commissions expense	23.3	19.3	8.7	4.0	10.6	21%	NM
Direct transaction expense	25.5	24.3	21.8	1.2	2.5	5%	11%
Total commissions and direct transaction expenses	662.2	732.2	794.0	(70.0)	(61.8)	(10)%	(8)%
Compensation and benefits	228.4	259.8	271.8	(31.4)	(12.0)	(12)%	(4)%
Transaction and operations support (1)	207.8	298.8	380.5	(91.0)	(81.7)	(30)%	(21)%
Occupancy, equipment and supplies	60.9	62.0	66.1	(1.1)	(4.1)	(2)%	(6)%
Depreciation and amortization	73.8	76.3	75.1	(2.5)	1.2	(3)%	2%
Total operating expenses	1,233.1	1,429.1	1,587.5	(196.0)	(158.4)	(14)%	(10)%
Operating income	52.0	18.5	14.6	33.5	3.9	NM	27%
Other expenses
Interest expense	77.0	53.6	45.3	23.4	8.3	44%	18%
Other non-operating expense (income)	39.3	(24.2)	5.9	63.5	(30.1)	NM	NM
Total other expenses	116.3	29.4	51.2	86.9	(21.8)	NM	(43)%
Loss before income taxes	(64.3)	(10.9)	(36.6)	(53.4)	25.7	NM	70%
Income tax (benefit) expense	(4.0)	13.1	(6.8)	(17.1)	19.9	NM	NM
Net loss	$(60.3)	$(24.0)	$(29.8)	$(36.3)	$5.8	NM	19%
(1) 2019 includes $11.3 million of related party market development fees. See Note 18 — Related Parties of the Notes to the Consolidated Financial Statements for further details.
NM = Not meaningful
Revenues
The following table is a summary of the Company’s revenues for the years ended December 31:

	2019		2018		2017
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$1,183.3	92%	$1,347.7	93%	$1,508.1	94%
Financial Paper Product fee and other revenue	47.1	4%	50.4	3%	52.8	3%
Investment revenue	54.7	4%	49.5	3%	41.2	3%
Total revenue	$1,285.1	100%	$1,447.6	100%	$1,602.1	100%
In 2019, total revenue declined when compared to the prior reporting period, primarily due to the decline in the Global Funds Transfer fee and other revenue, which included Walmart2World service, and pricing pressure due to increased competition. For 2019, Financial Paper Product fee and other revenue declined primarily due to the decline in money order fee revenue. See the “Segments Results” section below for a detailed discussion of revenues by segment. For 2019, investment revenue increased primarily from higher yields when compared to the prior reporting period.
In 2018, total revenue declined due to the decline in Global Funds Transfer fee and other revenue, which included the impact of de-risking the business through transaction and corridor specific compliance controls implemented during the year, Walmart2World service and increased competition. In 2018, investment revenue increased primarily from higher yields, partially offset by the reduction in revenue related to the $12.2 million gain on a one-time redemption of an asset-backed security in 2017.

Operating Expenses
The following table is a summary of the operating expenses for the years ended December 31:

	2019		2018		2017
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$662.2	52%	$732.2	51%	$794.0	50%
Compensation and benefits	228.4	18%	259.8	18%	271.8	17%
Transaction and operations support	207.8	16%	298.8	21%	380.5	24%
Occupancy, equipment and supplies	60.9	5%	62.0	4%	66.1	4%
Depreciation and amortization	73.8	6%	76.3	5%	75.1	5%
Total operating expenses	$1,233.1	96%	$1,429.1	99%	$1,587.5	99%
In 2019, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to a decrease in transaction and operations support driven by the additional accrual in 2018 related to the DPA and the impact from the restructuring and reorganization program initiated in 2018 (the “Digital Transformation Program”). Additionally, total operating expenses as a percentage of total revenue decreased due to market development fees received from Ripple. For more information on the Ripple commercial agreement, see Note 18 — Related Parties of the Notes to the Consolidated Financial Statements.
In 2018, total operating expenses as a percentage of total revenue remained flat when compared to 2017 as declines in revenue were offset by declines in operating expenses.
Total Commissions and Direct Transaction Expenses
In 2019, total commissions and direct transaction expenses as a percent of revenues slightly increased when compared to 2018 primarily from a decrease in revenue and increases in investment commissions expense and moneygram.com transactions. See the “Segments Results” section below for more information on commissions and direct transaction expense by segment.
In 2018, total commissions and direct transaction expenses as a percent of revenues slightly increased primarily from increases in investment commissions expense and signing bonus amortization.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2019	2018
Prior year end	$259.8	$271.8
Change resulting from:
Net salaries, related payroll taxes and cash incentive compensation	(12.8)	(26.5)
Restructuring and reorganization costs	(5.6)	16.1
Employee stock-based compensation	(4.4)	(2.4)
Impact from changes in exchange rates	(4.2)	3.5
Employee capitalized software development	(2.4)	3.6
Severance and related costs	(0.4)	(2.8)
Other	(1.6)	(3.5)
Current year end	$228.4	$259.8
In 2019, compensation and benefits decreased primarily due to the decreases in net salaries, related payroll taxes and cash incentive compensation and employee stock-based compensation due to the reduction in headcount.
In 2018, compensation and benefits decreased primarily due to a decrease in net salaries, related payroll taxes and cash incentive compensation due to the reduction in headcount, partially offset by the restructuring and reorganization costs discussed in Note 3 — Restructuring and Reorganization Costs of the Notes to the Consolidated Financial Statements.

Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges and the impact of non-U.S. dollar exchange rate movements on our monetary transactions and assets and liabilities denominated in a currency other than the U.S. dollar.
The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2019	2018
Prior year end	$298.8	$380.5
Change resulting from:
Legal expenses	(46.6)	(50.6)
Outsourcing, independent contractor and consultant costs	(16.9)	(18.6)
Market development fees	(11.3)	—
Non-income taxes	(5.8)	(0.6)
Bank charges	5.5	(5.5)
Provision for loss	(4.7)	3.2
Compliance enhancement program	(3.8)	4.6
Direct monitor costs	2.6	(4.7)
Marketing costs	(2.0)	(6.3)
Other	(8.0)	(3.2)
Current year end	$207.8	$298.8
In 2019, transaction and operations support decreased primarily due to a decrease in legal expenses driven by the additional accrual in 2018 related to the DPA. Additional drivers of the decrease in transaction and operations support were a decrease in outsourcing, independent contractor and consultant costs due to cost-savings initiatives, market development fees received from Ripple, a decrease in non-income taxes as the Company received a $5.0 million sales and use rebate and a decrease in the provision for loss driven by the implementation of compliance and fraud prevention measures.
In 2018, transaction and operations support decreased primarily due to a decrease in legal expenses driven by the lower accrual recorded in 2018 for the DPA matter and decreases in outsourcing, independent contractor and consultant and other costs due to ongoing cost-savings initiatives related to the Digital Transformation Program. The decrease was partially offset by an increase in the provision for loss primarily driven by an increase in moneygram.com revenues, the change in net gains from non-U.S. dollar transactions and related forward contracts and restructuring and reorganization costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
In 2019, occupancy, equipment and supplies expense remained relatively flat when compared to 2018.
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
In 2019, depreciation and amortization decreased by $2.5 million when compared to the prior year due to a decrease in capital expenditures as a result of our migration to cloud computing.
In 2018, depreciation and amortization increased by $1.2 million because of accelerated depreciation from certain restructuring and other activities.

Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the years ended December 31:

(Amounts in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Money transfer revenue	$1,123.9	$1,273.4	$1,421.8	$(149.5)	$(148.4)
Bill payment revenue	59.4	74.5	86.3	(15.1)	(11.8)
Total Global Funds Transfer revenue	$1,183.3	$1,347.9	$1,508.1	$(164.6)	$(160.2)

Fee and other commissions and direct transaction expenses	$637.9	$711.6	$784.0	$(73.7)	$(72.4)
Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2019	2018
Prior year end	$1,273.4	$1,421.8
Change resulting from:
Average face value per transaction and pricing	(75.2)	(48.7)
Money transfer volume	(66.2)	(116.3)
Impact from changes in exchange rates	(22.1)	15.9
Corridor mix	10.2	(2.5)
Investment revenue	—	0.2
Other	3.8	3.0
Current year end	$1,123.9	$1,273.4
In 2019, the decrease in money transfer fee and other revenue was primarily driven by a decrease in the average face value per transaction and pricing, which was impacted by pricing pressure from increased competition, along with a decrease in money transfer transaction volume due to the implementation of compliance measures and Walmart2World service.
In 2018, the decrease in money transfer fee and other revenue was primarily driven by decreases in money transfer transaction volume and average face value per transaction and pricing due to transaction and corridor specific compliance controls implemented during the year, increased competition and the introduction of the Walmart2World, Powered by MoneyGram service. The decline was partially offset by the impact from change in exchange rates.
Bill Payment Fee and Other Revenue
In 2019, bill payment fee and other revenue decreased by $15.1 million, or 20%, due to increased competition and shifts in industry mix.
In 2018, bill payment and other revenue decreased by $11.8 million, or 14%, due to increased competition, which impacted our pricing, partially offset by transaction volume increase.

Fee and Other Commissions and Direct Transaction Expenses
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2019	2018
Prior year end	$687.3	$762.2
Change resulting from:
Money transfer revenue	(55.2)	(78.4)
Impact from changes in exchange rates	(11.0)	6.7
Bill payment revenue and commission rates	(8.5)	(3.4)
Signing bonuses	(6.2)	1.2
Money transfer corridor and agent mix	6.0	(1.0)
Current year end	$612.4	$687.3
In 2019, fee and other commissions decreased by $74.9 million primarily due to decreases in money transfer revenue from the decline in pricing and volume discussed above and the impact from changes in exchange rates.
In 2018, fee and other commissions decreased by $74.9 million due to decreases in money transfer revenue and bill payment revenue and commission rates from the decline in volume and pricing discussed above, partially offset by changes in exchange rates.
In 2019, direct transaction expense of $25.5 million increased by $1.2 million when compared to 2018 primarily due to an increase in moneygram.com transactions.
In 2018, direct transaction expense was $24.3 million, an increase of $2.5 million when compared to the prior year, primarily due to an increase in moneygram.com revenues.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations for the years ended December 31:

(Amounts in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Money order revenue	$53.0	$55.3	$55.0	$(2.3)	$0.3
Official check revenue	48.8	44.4	39.0	4.4	5.4
Total Financial Paper Products revenue	$101.8	$99.7	$94.0	$2.1	$5.7

Commissions expense	$24.3	$20.6	$10.0	$3.7	$10.6
In 2019, Financial Paper Products revenue increased by $2.1 million, or 2%, primarily due to higher yields on our investment portfolio when compared to the prior period, partially offset by the decline in Financial Paper Products fee and other revenue.
Financial Paper Products revenue increased by $5.7 million, or 6%, in 2018 primarily due to higher yields on our investment portfolio partially offset by a decline in fee and other revenue. The year ended December 31, 2017 included a one-time $12.2 million gain on the redemption of an asset-backed security, which partially offset the growth in 2018.
In 2019 and 2018, commissions expense for Financial Paper Products increased by $3.7 million and $10.6 million, respectively, due to increases in investment commissions expense due to higher interest rates.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin for the years ended December 31:

(Amounts in millions, except percentages)	2019	2018	2017
Operating income (loss):
Global Funds Transfer	$22.0	$(5.9)	$4.9
Financial Paper Products	33.8	30.6	31.8
Total segment operating income	55.8	24.7	36.7
Other	(3.8)	(6.2)	(22.1)
Total operating income	$52.0	$18.5	$14.6

Total operating margin	4.0%	1.3%	0.9%
Global Funds Transfer	1.9%	(0.4)%	0.3%
Financial Paper Products	33.2%	30.7%	33.8%
2019 Compared to 2018
In 2019, the Global Funds Transfer segment operating income increased by $27.9 million from an operating loss of $5.9 million during 2018. The Global Funds Transfer operating margin increased by 2.3% when compared to 2018. The increases in operating income and margin were primarily due to the decrease in operating expenses resulting from legal costs driven by the additional accrual in 2018 related to the DPA, receipt of market development fees from Ripple and operational efficiencies from the Digital Transformation Program, partially offset by the decline in money transfer fee and other revenue.
The Financial Paper Products segment operating income and margin increased in 2019 when compared to 2018 primarily due to the increase in investment revenue, partially offset by the increase in investment commissions expense.
Other operating loss decreased in 2019 when compared to 2018 due to ongoing cost-savings initiatives.
2018 Compared to 2017
In 2018, the Company’s Global Funds Transfer segment had an operating loss of $5.9 million, as compared to an operating income of $4.9 million during 2017. The Company’s Global Funds Transfer segment operating margin in 2018 also decreased by 0.7% when compared to 2017. The decline in operating income and margin during 2018 was due to the decline in money transfer fee and other revenue, as well as restructuring and reorganization costs, primarily driven by severance, which are discussed in Note 3 — Restructuring and Reorganization Costs of the Notes to the Consolidated Financial Statements. The decreases were partially offset by declines in fee and other commissions expense and other operating expenses as a result of cost-savings initiatives and the lower additional accrual recorded in 2018 for the DPA matter.
The Financial Paper Products segment operating income and margin decreased in 2018 primarily due to the gain recognized on a one-time redemption of an asset-backed security in 2017, partially offset by investment income in 2018.
Other operating loss decreased because 2017 included costs related to the proposed merger with Ant Financial that was terminated in January 2018.
Other Expenses
Total other expenses in 2019 were $116.3 million compared to $29.4 million in 2018. The increase was driven by an increase in interest expense as a result of the credit facilities entered into in June 2019, which are discussed in Note 9 — Debt of the Notes to the Consolidated Financial Statements, a non-cash settlement charge of $31.3 million from the partial sale of the Company’s funded, noncontributory defined benefit pension plan (“Pension Plan”), which is discussed in Note 10 — Pension and Other Benefits of the Notes to the Consolidated Financial Statements, and $2.4 million of debt extinguishment costs. Additionally, 2018 included a $30.0 million payment to the Company related to the terminated merger with Ant Financial.
Total other expenses in 2018 were $29.4 million compared to $51.2 million in 2017. The decrease in other expenses of $21.8 million was due to the $30.0 million payment related to the terminated merger with Ant Financial, partially offset by the increase in interest expense.

Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2019	2018	2017
Provision for income taxes	$(4.0)	$13.1	$(6.8)
In 2019, the Company recognized an income tax benefit of $4.0 million on a pre-tax loss of $64.3 million. Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, an increase in valuation allowance, non-deductible expenses and foreign taxes, all of which were partially offset by U.S. general business credits. In 2019, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recognized tax expense of $1.1 million to revise its one-time transition tax liability, which resulted in no tax due as a result of offsetting foreign tax credits.
In 2018, the Company recognized an income tax expense of $13.1 million on a pre-tax loss of $10.9 million. The recorded income tax expense differs from taxes calculated at the statutory rate primarily due to the tax impact of the nondeductibility of the accrual related to the DPA as further discussed in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements and the foreign subsidiary income inclusion and base erosion and anti-abuse tax enacted with the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), partially offset by the one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items), Adjusted Free Cash Flow (Adjusted EBITDA less cash interest, cash taxes, cash payments for capital expenditures and cash payments for agent signing bonuses) and constant currency measures (which assume that amounts denominated in non-U.S. dollars are translated to the U.S. dollar at rates consistent with those in the prior year) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with covenants that incorporate a financial measure similar to Adjusted EBITDA.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA growth, constant currency adjusted, which provides information to investors regarding MoneyGram’s performance without the effect of non-U.S. dollar exchange rate fluctuations year-over-year.
Although we believe that EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies.

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

(Amounts in millions)	2019	2018	2017
Loss before income taxes	$(64.3)	$(10.9)	$(36.6)
Interest expense	77.0	53.6	45.3
Depreciation and amortization	73.8	76.3	75.1
Signing bonus amortization	46.4	53.9	51.9
EBITDA	132.9	172.9	135.7
Significant items impacting EBITDA:
Non-cash pension settlement charge (1)	31.3	—	—
Direct monitor costs	13.9	11.3	16.0
Restructuring and reorganization costs	11.2	20.1	—
Compliance enhancement program	8.9	12.9	9.6
Stock-based, contingent and incentive compensation	7.9	12.4	14.5
Legal and contingent matters (2)	4.5	45.0	85.9
Debt extinguishment costs (3)	2.4	—	—
Severance and related costs	0.7	0.6	1.5
(Income) costs related to the terminated merger with Ant Financial (4)	—	(29.3)	12.7
Adjusted EBITDA	$213.7	$245.9	$275.9

Adjusted EBITDA change, as reported	(13)%
Adjusted EBITDA change, constant currency adjusted	(11)%

Adjusted EBITDA	$213.7	$245.9	$275.9
Cash payments for interest	(63.3)	(50.7)	(41.9)
Cash payments for taxes, net of refunds	(4.4)	(4.8)	(5.0)
Cash payments for capital expenditures	(54.5)	(57.8)	(83.6)
Cash payments for agent signing bonuses	(29.1)	(31.6)	(40.3)
Adjusted Free Cash Flow	$62.4	$101.0	$105.1

(1) 2019 includes a non-cash charge from the sale of pension liability.
(2) 2018 and 2017 include accruals of $40.0 million and $85.0 million, respectively, related to the DPA matter.
(3) 2019 includes debt extinguishment costs related to the amended and new debt agreements.
(4) Income includes the $30.0 million merger termination fee and costs include, but are not limited to, legal, bank and consultant fees.
2019 compared to 2018
The Company generated EBITDA of $132.9 million and $172.9 million and Adjusted EBITDA of $213.7 million and $245.9 million for the years ended December 31, 2019 and 2018, respectively. Adjusted EBITDA declined when compared to the same period in 2018 because of the decrease in fee and other revenue, which was partially offset by operating expense savings.
For the year ended December 31, 2019, EBITDA decreased primarily from the same items that impacted Adjusted EBITDA, the pension settlement charge of $31.3 million and the debt extinguishment costs of $2.4 million, partially offset by the decrease in operating expenses. Additionally, the year ended December 31, 2018 included $30.0 million of income related to the terminated merger with Ant Financial.
For the year ended December 31, 2019, Adjusted Free Cash Flow decreased by $38.6 million when compared to 2018. The decline was primarily due to the decrease in Adjusted EBITDA and the increase in cash payments for interest, partially offset by decreases in cash payments for capital expenditures and agent signing bonuses.
2018 compared to 2017
The Company generated EBITDA of $172.9 million and $135.7 million and Adjusted EBITDA of $245.9 million and $275.9 million for the years ended December 31, 2018 and 2017, respectively. Adjusted EBITDA declined when compared to the same period in 2017 because of the decrease in fee and other revenue, which was partially offset by decreases in fee and other commissions expenses, net salaries, related payroll taxes and cash incentive compensation and outsourcing, and independent contractor and consultant costs as a result of ongoing cost-savings initiatives. The year-over-year change in Adjusted EBITDA was also negatively impacted due to a realized gain on a one-time redemption of an asset-backed security in 2017.

For the year ended December 31, 2018, EBITDA increased due to the other non-operating income of $30.0 million related to the terminated merger with Ant Financial and the lower additional accrual recorded in 2018 for the DPA matter. The increase was partially offset by restructuring and reorganization costs primarily driven by severance.
For the year ended December 31, 2018, Adjusted Free Cash Flow decreased by $4.1 million. The decrease was primarily a result of a decrease in Adjusted EBITDA and the increase in cash payments for interest, partially offset by decreases in cash payments for capital expenditures and signing bonuses.
See “Results of Operations” and “Analysis of Cash Flows” sections for additional information regarding these changes.
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
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company’s cash and cash equivalents and settlement assets as of December 31:

(Amounts in millions)	2019	2018
Cash and cash equivalents	$146.8	$145.5
Settlement assets:
Settlement cash and cash equivalents	1,531.1	1,435.7
Receivables, net	715.5	777.7
Interest-bearing investments	985.9	1,154.7
Available-for-sale investments	4.5	5.7
	$3,237.0	$3,373.8
Payment service obligations	$(3,237.0)	$(3,373.8)
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
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing our First Lien Revolving Credit Facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings, Inc. (“Fitch”); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2019, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.

Available-for-sale Investments
Our investment portfolio includes $4.5 million of available-for-sale investments as of December 31, 2019. U.S. government agency residential mortgage-backed securities comprise $3.6 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.9 million.
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
Credit Facilities
The following is a summary of the Company’s outstanding debt as of December 31:

(Amounts in millions, except percentages)	2019	2018
5.59% first lien credit facility due 2020	$—	$904.4
7.80% first lien credit facility due 2023	641.8	—
13.00% second lien credit facility due 2024	251.4	—
Senior secured credit facilities	893.2	904.4
Unamortized debt issuance costs and debt discounts	(42.9)	(3.4)
Total debt, net	$850.3	$901.0
On June 26, 2019, MoneyGram entered into an amended First Lien Credit Agreement and a new Second Lien Credit Agreement, each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company’s prior credit facility. In connection with the termination of the prior credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the amended and new credit agreements.
As of December 31, 2019, the Company had no borrowings and nominal outstanding letters of credit under its First Lien Revolving Credit Facility, which has $34.9 million of availability.
Credit Ratings
As of December 31, 2019, our credit ratings from Moody’s and S&P were B3 with a negative outlook and B with a stable outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state and regulatory capital requirements as of December 31, 2019. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.

Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2019:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments (1)	$1,216.7	$90.4	$178.8	$947.5	$—
Non-cancellable leases (2)	64.4	14.4	21.9	10.9	17.2
DPA settlement (3)	55.0	55.0	—	—	—
Signing bonuses (4)	35.0	24.5	10.5	—	—
Marketing (5)	35.0	22.1	11.1	1.8	—
Total contractual cash obligations	$1,406.1	$206.4	$222.3	$960.2	$17.2

1.
Our Consolidated Balance Sheet at December 31, 2019 includes $893.2 million of debt, netted with unamortized debt issuance costs and debt discount of $42.9 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2019, and assuming no capitalization of in-kind interest and no prepayments of principal.

2.	Noncancellable leases include operating leases for buildings, vehicles and equipment and other leases. For more detail see Note 17 — Leases of the Notes to the Consolidated Financial Statements.

3.
The Company has a remaining $55.0 million of payments related to the DPA matter that must be paid by November 8, 2020. For more detail see Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K.

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
We have a Pension Plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $4.4 million to the Pension Plan during 2019. Although the Company has no minimum contribution requirement for the Pension Plan in 2020, we expect to contribute $4.0 million to the Pension Plan in 2020. Additionally, during the second quarter of 2019, the Company paid $1.2 million to a life insurance company for their assumption, without recourse, of a significant portion of its defined benefit pension liability. The result of the sale was a reduction of pension obligations by $74.3 million and the recognition of a non-cash charge of $31.3 million for the year ended December 31, 2019. The transfer of the pension obligations was completed exclusively with the use of pension assets and did not impact the Company’s cash balance or liquidity position.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants, and a postretirement plan (“Postretirement Benefits”) that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.8 million in 2020.
As discussed in Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, the IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS’s motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motions for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment and granting summary judgment to the IRS. If MoneyGram is successful in the litigation, it would be entitled to ordinary loss treatment on its federal tax returns for the amounts in question, which would entitle it to a refund of amounts already paid to the Internal Revenue Service related to this matter. Neither the Tax Court opinion nor the ultimate outcome of this action will require any additional tax payments to be made to the Internal Revenue Service by MoneyGram as the federal tax amounts at issue were paid in 2015. However, pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $20.2 million. Amounts related to this matter have been fully accrued in previous periods.
Analysis of Cash Flows

(Amounts in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net cash provided by operating activities	$63.0	$29.3	$132.5	$33.7	$(103.2)
Net cash used in investing activities	(54.5)	(57.8)	(83.6)	3.3	25.8
Net cash used in financing activities	(7.2)	(16.0)	(16.1)	8.8	0.1
Net change in cash and cash equivalents	$1.3	$(44.5)	$32.8	$45.8	$(77.3)
Cash Flows from Operating Activities
During 2019, cash provided by operating activities increased as 2018 included a $70.0 million payment related to the DPA matter. The increase was partially offset by cash payments for interest as a result of the credit facilities entered into in June 2019, which are discussed in Note 9 — Debt of the Notes to the Consolidated Financial Statements.
During 2018, cash provided by operating activities decreased primarily from the $70.0 million payment related to the DPA matter, severance payments made in connection with the Digital Transformation Program and an increase in payments for interest of $8.8 million due to higher interest rates. The decrease was partially offset by the $30.0 million payment related to the terminated merger with Ant Financial, a decrease in cash spent on outsourcing and independent contractor and consultant costs, marketing and other costs as part of ongoing cost-savings initiatives and a decrease in signing bonus payments of $8.7 million, which included signing bonus recoveries of $1.7 million.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017, included capital expenditures of $54.5 million, $57.8 million and $83.6 million, respectively. In 2019 and 2018, capital expenditures decreased as a result of the Company modernizing its infrastructure and employing more advanced computer programming techniques.
Cash Flows from Financing Activities
In 2019, net cash used in financing activities decreased by $8.8 million due to the net proceeds from the equity issuance to Ripple of $49.5 million and lower payments to tax authorities for stock-based compensation due to the decrease in the Company’s stock price when compared to the prior period, partially offset by principal payments on debt of $31.6 million and transaction costs for the issuance and amendment of our debt of $24.3 million. For more information related to the SPA with Ripple, see Note 18 — Related Parties of the Notes to the Consolidated Financial Statements.
In 2018, items impacting net cash used in financing activities were $9.8 million of principal payments on debt and payments to tax authorities for stock-based compensation of $6.2 million.
Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2019, we had repurchased a total of 9,842,509 shares of our common stock under this authorization and have remaining authorization to purchase up to 2,157,491 shares.
Under the terms of our outstanding credit facilities, we are restricted in our ability to pay dividends on, and repurchase shares of, our common stock. No dividends were paid on our common stock in 2019 and the Company did not repurchase any common stock, and we do not anticipate declaring any dividends on our common stock or repurchasing shares of common stock during 2020.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently upon occurrence of certain events. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit’s goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2019, 2018 or 2017. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2019 was $442.2 million. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10% decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10% as of December 31, 2019, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
During the fourth quarter of 2019, after the October 1 test date, the Company’s stock price changed from $3.67 per share on October 1, 2019, to a low point of $2.10 per share on December 31, 2019. The Company evaluated the impact of the decline in the stock price, which did not cause the Global Funds Transfer reporting unit's estimated fair value to fall below its book value. As of December 31, 2019, the Global Funds Transfer reporting unit fair value is still substantially in excess of the reporting unit’s carrying value and there were no qualitative factors that indicated that the fair value of the reporting unit is less than the carrying value.
Pension — Through the Company’s Pension Plan and SERPs, collectively referred to as our “Pension,” we provide defined benefit pension plan coverage to certain of our employees and certain employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.
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

Our Pension Plan assets are primarily invested in commingled trust funds. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on Pension Plan assets is based on our historical market experience, asset allocations and expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our assumption. Our Pension Plan asset allocations are reviewed periodically and are based upon plan funded ratio, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year pension expense. Decreasing or increasing the discount rate by 50 basis points would have had an immaterial impact on the 2019 Pension and Postretirement Benefits net periodic benefit expense. Decreasing the expected rate of return by 50 basis points would have increased the 2019 Pension Plan net periodic benefit expense by $0.6 million and increasing the expected rate of return by 50 basis points would have decreased the 2019 Pension Plan net periodic benefit expense by $0.6 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and GAAP.
We file tax returns in all U.S. states and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S. state and local income tax examinations for years prior to 2015. The U.S. federal income tax filings are subject to audit for fiscal years 2016 through 2019.
The benefits of tax positions are recorded in the income statement if we determine it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation. The one exception to the more-likely-than-not recognition threshold is the reliance on past administrative practices and precedents, where a taxing authority with full knowledge of all relevant facts will accept a position as filed. In these limited situations, the Company will recognize the associated tax benefit.
Changes in tax laws, regulations, agreements and treaties, non-U.S. dollar exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year. The determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions and the sources and character of income and tax credits.
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
The carrying amount of deferred tax assets must be reduced through valuation allowances if it is more likely than not that the deferred tax asset will not be realized. In the period in which a valuation allowance is recorded, we would record tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is released.
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
As of December 31, 2019, we have recorded valuation allowances of $71.2 million against deferred tax assets of $128.6 million. The valuation allowances primarily relate to basis differences in revalued investments, capital losses, section 163(j) interest limitation and certain foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowances is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
In accordance with the SEC Staff Accounting Bulletin No. 118, the Company recorded, in the fourth quarter of 2017, a $19.8 million provisional tax benefit related to the remeasurement of its net U.S. deferred tax liabilities from 35% to 21%, along with a $3.0 million tax benefit related to the remeasurement of its deferred tax assets and liabilities primarily associated with historical earnings on its foreign subsidiaries.
In 2019, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recognized tax expense of $1.1 million to revise its one-time transition tax liability, which resulted in no tax due as a result of offsetting foreign tax credits.
The TCJA includes global intangible low-taxed income (“GILTI”) provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with Accounting Standards Codification (“ASC”) 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, “Income Taxes.”
Recent Accounting Developments
Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “intends,” “continues,” “will,” “should,” “could,” “may,” “would,” “goals” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•	weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage risks associated with our international sales and operations, including exchange rates among currencies;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain OFAC restrictions;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	our ability to manage credit risks from our agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure; and

•
the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate and non-U.S. dollar currency exchange. See Part 1, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business, and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
Management implements policies approved by our Board of Directors that cover our investment, capital, credit and non-U.S. dollar practices and strategies. The Board of Directors receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. The Asset/Liability Committee, composed of senior management, routinely reviews investment and risk management strategies and results. The Credit Committee, composed of senior management, routinely reviews credit exposure to our agents.
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
At December 31, 2019, the Company’s investment portfolio of $2.7 billion was primarily comprised of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market funds backed by U.S. government securities, and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody’s, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.

The financial institutions holding significant portions of our investment portfolio may act as custodians for our asset accounts, serve as counterparties to our non-U.S. dollar transactions and conduct cash transfers on our behalf for the purpose of clearing our payment instruments and related agent receivables and agent payables. Through certain check clearing agreements and other contracts, we are required to utilize several of these financial institutions.
The concentration in U.S. government agencies includes agencies placed under conservatorship by the U.S. government in 2008 and extended unlimited lines of credit from the U.S. Treasury. The implicit guarantee of the U.S. government and its actions to date support our belief that the U.S. government will honor the obligations of its agencies if the agencies are unable to do so themselves.
The following table is a detailed summary of our investment portfolio as of December 31, 2019:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions (1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$—	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	1	2.5	—%
Available-for-sale investments issued by U.S. government agencies	N/A	3.6	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA (2)	1	67.2	2%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	469.2	18%
Cash, cash equivalents and interest-bearing investments at institutions rated A	13	1,621.2	61%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	45.8	2%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	3	45.0	2%
Asset-backed and other securities	N/A	0.9	—
Investment portfolio held within the U.S.	25	2,255.4	85%
Cash held on-hand at owned retail locations	N/A	17.7	—%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	195.0	7%
Cash, cash equivalents and interest-bearing investments at institutions rated A	13	68.6	3%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	49	131.6	5%
Investment portfolio held outside the U.S.	69	412.9	15%
Total investment portfolio		$2,668.3	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2019, all but $0.9 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 85% of our total investment portfolio is invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents and performs a collection function. For the year ended December 31, 2019, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than 1%. As of December 31, 2019, we had credit exposure to our agents of $408.5 million in the aggregate spread across 5,121 agents, of which two agents, individually, owed us in excess of $15.0 million.
In addition, we are exposed to consumer credit risk directly from transactions through our digital solutions, where transactions are originated through means other than cash, and therefore are subject to credit card chargebacks, non-insufficient funds or other collection impediments, such as fraud. As the digital solutions become a greater proportion of our money transfer business, these losses may increase.
We also have credit exposure from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2019, we had a credit exposure to our official check and money order financial institution customers of $222.3 million in the aggregate spread across 685 financial institutions, of which one owed us in excess of $15.0 million.
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
While the extent of credit risk may vary by product, the process for mitigating risk is similar. We assess the creditworthiness of each potential agent before accepting them into our distribution network. This underwriting process includes not only a determination of whether to accept a new agent, but also the remittance schedule and volume of transactions that the agent will be allowed to perform in a given timeframe. We actively monitor the credit risk of our existing agents by conducting periodic financial reviews and cash flow analyses of our agents that average high volumes of transactions and monitoring the timeliness of payments and remittance patterns versus reported sales on a daily basis.
The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our First Lien Revolving Credit Facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alteration in remittance timing or patterns. If deemed appropriate, we have the ability to immediately deactivate an agent’s equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders.
Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. Our derivative financial instruments are used to manage exposures to fluctuations in non-U.S. dollar exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments, it could result in a delay or interruption of payments to our agents. We manage credit risk related to derivative financial instruments by entering into agreements with only major banks and regularly monitoring the credit ratings of these banks. See Note 6 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for additional disclosure.
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2019, the Company held $215.7 million, or 8%, of the investment portfolio in fixed rate investments.
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
Our results are impacted by interest rate risk through our interest expense for borrowings under the amended First Lien Credit Agreement. The First Lien Revolving Credit Facility and the First Lien Term Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s first lien leverage ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s first lien leverage ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. Accordingly, any increases in interest rates will adversely affect interest expense. As of December 31, 2019, the Company had no borrowings under the First Lien Revolving Credit Facility.
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
The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(21.8)	$(11.5)	$(5.7)	$5.7	$11.5	$23.0
Investment commissions expense	11.6	6.7	3.3	(3.3)	(6.8)	(13.7)
Interest expense	3.5	2.2	0.8	(2.2)	(3.6)	(6.5)
Change in pretax income	$(6.7)	$(2.6)	$(1.6)	$0.2	$1.1	$2.8
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2019:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(33.8)	$(20.4)	$(10.2)	$10.2	$20.5	$41.0
Investment commissions expense	16.9	12.0	6.2	(6.2)	(12.5)	(25.2)
Interest expense	6	4.9	2.4	(3.5)	(6.4)	(12.2)
Change in pretax income	$(10.9)	$(3.5)	$(1.6)	$0.5	$1.6	$3.6
Non-U.S. Dollar Risk
We are exposed to non-U.S. dollar risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in more than 200 countries and territories. By policy, we do not speculate in non-U.S. dollars; all non-U.S. dollar trades relate to underlying transactional exposures.
Our primary source of non-U.S. dollar exchange risk is transactional risk. This risk is predominantly incurred in the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. The primary currency pairs, based on volume, that are traded against the U.S. dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The tenor of forward contracts is typically fewer than 30 days.
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The net effect of changes in non-U.S. dollar exchange rates and the related forward contracts for the year ended December 31, 2019 was a gain of $3.8 million.
Additional non-U.S. dollar risk is generated from fluctuations in the U.S. dollar value of future non-U.S. dollar-denominated earnings. In 2019, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net decrease to our operating income of $5.2 million.
In 2019, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2019, operating income would have increased or decreased approximately $19.3 million for the year, as applicable. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that non-U.S. dollar exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis cannot reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their functional currency) into U.S. dollars for consolidation and does not have a significant impact on our results. These translation adjustments are recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

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
As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

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

2.3
Agreement and Plan of Merger, dated January 26, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and, solely for purposes of certain specified provisions thereof, Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 26, 2017).

2.4
First Amendment to the Agreement and Plan of Merger, dated April 15, 2017, by and among MoneyGram International, Inc., Alipay (UK) Limited, Matrix Acquisition Corp. and Alipay (Hong Kong) Holding Limited (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 17, 2017).

2.5
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

4.4
Registration Rights Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 17, 2019).

4.5
Registration Rights Agreement, dated June 26, 2019, among MoneyGram International, Inc., the Investors Listed on Schedule I Thereto and BP Representative D LLC, as Holders' Representative (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 26, 2019).

*4.6	Description of the Registrant’s Securities, dated as of February 27, 2020, by and among MoneyGram International, Inc. and Investor parties.
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

†10.16
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.17
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

Exhibit Number	Description
10.18
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.19
MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated May 8, 2015 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2015).

+10.20
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

+10.21
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

10.22
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

10.23
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

10.24
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.25
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.26
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.27
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.28
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.29
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.30
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.31
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.32
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

+10.33
First Incremental Amendment and Joinder Agreement, dated April 2, 2014, by and among MoneyGram International, Inc., as borrower, MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., and MoneyGram of New York LLC, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as Lenders (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

Exhibit Number	Description
10.34
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.35
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.36
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.37
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.38
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

†10.39
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.40
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.41	Form of Executive Severance Agreement (Incorporated by reference from Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed March 16, 2018).
10.42
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

10.43
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

+10.44
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2016).

+10.45
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 31, 2016).

+10.46
Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.75 to Registrant’s Annual Report on Form 10-K filed March 16, 2017)”

10.47
Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.48
Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.49
Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.50
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

Exhibit Number	Description
**10.52
Amendment No. 11 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 6, 2019)

10.53	Non-Employee Director Compensation Arrangements, revised to be effective January 1, 2017 (Incorporated by reference from Exhibit 10.76 to Registrant’s Annual Report on Form 10-K filed March 16, 2018).
10.54
Stock Repurchase Agreement, dated March 26, 2014, by and among the Company and the THL Selling Stockholders (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2014).

†10.55
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.56
Amended and Restated Employment Agreement, dated March 2, 2018, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018).

†10.57
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.58
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.59
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.60
2017 Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.61
2017 Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

†10.62
2017 Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.63	Form of Amended and Restated Severance Agreement (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2019).
10.64
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney’s Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.65
Amendment to and Extension of Deferred Prosecution Agreement dated November 8, 2018 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney’s Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.66
Amendment to Amendment to And Extension of Deferred Prosecution Agreement dated February 25, 2020 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney’s Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 25, 2020).

10.67
Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction dated November 8, 2018 by and between MoneyGram International, Inc. and the Federal Trade Commission (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 8, 2018).

10.68
First Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.69
Second Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.70
Securities Purchase Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 17, 2019).

10.71
Warrant Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 17, 2019).

Exhibit Number	Description
10.72
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
*101
The following materials from MoneyGram’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date:	February 28, 2020	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Lawrence Angelilli

/s/ John D. Stoneham	Corporate Controller (Principal Accounting Officer)	February 28, 2020
John D. Stoneham

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Peggy Vaughan	Michael P. Rafferty

By:	/s/ Robert L. Villaseñor	February 28, 2020
Robert L. Villaseñor
Attorney-in-fact

MoneyGram International, Inc.
Annual Report on Form 10-K
Items 8 and 15 (a)

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019. Their attestation report regarding the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit, for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).
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
/s/  KPMG LLP
We have served as the Company’s auditor since 2016.
Dallas, Texas
February 28, 2020

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2019	2018
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$146.8	$145.5
Settlement assets	3,237.0	3,373.8
Property and equipment, net	176.1	193.9
Goodwill	442.2	442.2
Other assets	182.9	140.7
Total assets	$4,185.0	$4,296.1
LIABILITIES
Payment service obligations	$3,237.0	$3,373.8
Debt, net	850.3	901.0
Pension and other postretirement benefits	77.5	76.6
Accounts payable and other liabilities	260.6	213.5
Total liabilities	4,425.4	4,564.9
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at December 31, 2019 and December 31, 2018	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 65,061,090 and 58,823,567 shares issued at December 31, 2019 and December 31, 2018, respectively	0.7	0.6
Additional paid-in capital	1,116.9	1,046.8
Retained loss	(1,460.1)	(1,403.6)
Accumulated other comprehensive loss	(63.5)	(67.5)
Treasury stock: 2,329,906 and 3,207,118 shares at December 31, 2019 and December 31, 2018, respectively	(18.3)	(29.0)
Total stockholders’ deficit	(240.4)	(268.8)
Total liabilities and stockholders’ deficit	$4,185.0	$4,296.1
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2019	2018	2017
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,230.4	$1,398.1	$1,560.9
Investment revenue	54.7	49.5	41.2
Total revenue	1,285.1	1,447.6	1,602.1
EXPENSES
Fee and other commissions expense	613.4	688.6	763.5
Investment commissions expense	23.3	19.3	8.7
Direct transaction expense	25.5	24.3	21.8
Total commissions and direct transaction expenses	662.2	732.2	794.0
Compensation and benefits	228.4	259.8	271.8
Transaction and operations support (1)	207.8	298.8	380.5
Occupancy, equipment and supplies	60.9	62.0	66.1
Depreciation and amortization	73.8	76.3	75.1
Total operating expenses	1,233.1	1,429.1	1,587.5
OPERATING INCOME	52.0	18.5	14.6
Other expenses
Interest expense	77.0	53.6	45.3
Other non-operating expense (income)	39.3	(24.2)	5.9
Total other expenses	116.3	29.4	51.2
Loss before income taxes	(64.3)	(10.9)	(36.6)
Income tax (benefit) expense	(4.0)	13.1	(6.8)
NET LOSS	$(60.3)	$(24.0)	$(29.8)

Basic and diluted loss per common share	$(0.85)	$(0.37)	$(0.47)

Basic and diluted weighted-average outstanding common shares and equivalents used in computing loss per share	71.1	64.3	62.9

(1) 2019 includes $11.3 million of related party market development fees. See Note 18 — Related Parties for further details.
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31,
(Amounts in millions)	2019	2018	2017
NET LOSS	$(60.3)	$(24.0)	$(29.8)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gains on available-for-sale securities arising during the period	(0.3)	(0.3)	3.6
Net reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0.0 for the years ended December 31, 2019, 2018 and 2017, respectively	—	—	(12.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.7, $1.0 and $1.6 for the years ended December 31, 2019, 2018 and 2017, respectively	2.1	3.5	2.8
Pension settlement charge, net of tax benefit of $7.2 for the year ended December 31, 2019	24.1	—	—
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of ($2.0), $1.8 and ($4.5) for the years ended December 31, 2019, 2018 and 2017, respectively	(6.6)	6.1	(10.6)
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.3, $0.0 and $8.0 for the years ended December 31, 2019, 2018 and 2017, respectively	(0.2)	(13.8)	9.5
Other comprehensive income (loss)	19.1	(4.5)	(6.9)
COMPREHENSIVE LOSS	$(41.2)	$(28.5)	$(36.7)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,
(Amounts in millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60.3)	$(24.0)	$(29.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73.8	76.3	75.1
Signing bonus amortization	46.4	53.9	51.9
Deferred income tax (benefit) expense	(13.5)	9.5	(4.9)
Amortization of debt discount and debt issuance costs	7.3	3.1	3.2
Debt extinguishment costs	2.4	—	—
Non-cash compensation and pension expense	44.7	18.2	20.4
Gain on redemption of asset-backed security	—	—	(12.2)
Signing bonus payments	(29.1)	(31.6)	(40.3)
Change in other assets	(7.8)	(3.9)	(4.6)
Change in accounts payable and other liabilities	(4.8)	(73.7)	70.3
Other non-cash items, net	3.9	1.5	3.4
Net cash provided by operating activities	63.0	29.3	132.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(54.5)	(57.8)	(83.6)
Net cash used in investing activities	(54.5)	(57.8)	(83.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(24.3)	—	—
Principal payments on debt	(31.6)	(9.8)	(9.8)
Proceeds from exercise of stock options and other	—	—	1.7
Net proceeds from issuing equity instruments	49.5	—	—
Payments to tax authorities for stock-based compensation	(0.8)	(6.2)	(8.0)
Net cash used in financing activities	(7.2)	(16.0)	(16.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.3	(44.5)	32.8
CASH AND CASH EQUIVALENTS—Beginning of year	145.5	190.0	157.2
CASH AND CASH EQUIVALENTS—End of year	$146.8	$145.5	$190.0
Supplemental cash flow information:
Cash payments for interest	$63.3	$50.7	$41.9
Cash payments for taxes, net of refunds	$4.4	$4.8	$5.0
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2017	$183.9	$0.6	$1,020.3	$(1,252.6)	$(56.1)	$(111.7)	$(215.6)
Net loss	—	—	—	(29.8)	—	—	(29.8)
Stock-based compensation activity	—	—	14.5	(53.7)	—	46.2	7.0
Other comprehensive loss	—	—	—	—	(6.9)	—	(6.9)
December 31, 2017	183.9	0.6	1,034.8	(1,336.1)	(63.0)	(65.5)	(245.3)
Net loss	—	—	—	(24.0)	—	—	(24.0)
Stock-based compensation activity	—	—	12.0	(43.4)	—	36.5	5.1
Cumulative effect of adoption of ASU 2016-16	—	—	—	(0.1)	—	—	(0.1)
Other comprehensive loss	—	—	—	—	(4.5)	—	(4.5)
December 31, 2018	183.9	0.6	1,046.8	(1,403.6)	(67.5)	(29.0)	(268.8)
Net loss	—	—	—	(60.3)	—	—	(60.3)
Stock-based compensation activity	—	—	7.6	(11.3)	—	10.7	7.0
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Net proceeds from issuing equity instruments	—	0.1	49.4	—	—	—	49.5
Equity instruments issued in connection with Second Lien Term Credit Facility	—		13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	19.1	—	19.1
December 31, 2019	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: walk-in and digital. Through our walk-in channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer services such as moneygram.com, mobile solutions, account deposit and kiosk-based services as part of our digital channel. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
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
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets and obligations of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets and obligations of the Company. As of December 31, 2019 and 2018, the Company had only one remaining SPE.

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
The Company’s primary licensed entities are MoneyGram Payment Systems, Inc. (“MPSI”), MoneyGram International SRL and MoneyGram International Limited, which enable us to offer our money transfer service in the European Economic Area as well as around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations primarily resulting from outstanding cashier’s checks.

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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third-party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2019.
The following table summarizes the amount of settlement assets and payment service obligations as of December 31:

(Amounts in millions)	2019	2018
Settlement assets:
Settlement cash and cash equivalents	$1,531.1	$1,435.7
Receivables, net	715.5	777.7
Interest-bearing investments	985.9	1,154.7
Available-for-sale investments	4.5	5.7
	$3,237.0	$3,373.8
Payment service obligations	$(3,237.0)	$(3,373.8)
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
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Beginning balance	$7.3	$6.6	$11.8
Provision	6.5	11.2	8.0
Write-offs, net of recoveries	(9.2)	(10.5)	(13.2)
Ending balance	$4.6	$7.3	$6.6
Investments (included in settlement assets) — The Company classifies securities as interest-bearing or available-for-sale. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to 24 months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded in “Accumulated other comprehensive loss” in the stockholders’ deficit section of the Consolidated Balance Sheets. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations under “Total other expenses.”
Interest income on residential mortgage-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on residential mortgage-backed securities for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield. Additionally, the Company applies the cost recovery method of accounting for interest to some of the investments within the available-for-sale portfolio as it believes it is probable that it will not recover all, or substantially all, of its principal investment and interest for its asset-backed and other securities given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
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
Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through “Transaction and operations support” in the Consolidated Statements of Operations in the period of change. See Note 6 — Derivative Financial Instruments for additional disclosure.
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
Computer software includes acquired and internally developed software. For the years ended December 31, 2019 and 2018, software development costs of $48.3 million and $22.6 million, respectively, were capitalized. At December 31, 2019 and 2018, there were $114.6 million and $104.0 million, respectively, of unamortized software development costs included in property and equipment.
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
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Intangible assets with indefinite lives are not amortized. Intangible assets that are not amortized are evaluated for impairment on a quarterly basis. As of December 31, 2019, the Company’s only indefinite-lived intangible asset was cryptocurrency. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.

Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Type of Intangible Asset	Useful Life
Contractual and customer relationships	3-15 years
Non-compete agreements	3-5 years
Developed technology	5-7 years
Goodwill is not amortized but is instead subject to impairment testing. The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” When testing goodwill for impairment, the Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, the Company considers the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the carrying value of the reporting unit is compared to its estimated fair value. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, to the extent the carrying amount of the reporting unit exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be recognized; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.
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
Income Taxes — The provision for income taxes is computed based on the pre-tax loss included in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which the Company expects the temporary differences to be recovered or paid. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. The Company establishes valuation allowances for its deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.
The legislation commonly known as the “Tax Cuts and Jobs Act,” and also known as H.R. 1 - 115th Congress (the “TCJA”), includes global intangible low-taxed income (“GILTI”) provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with ASC 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, “Income Taxes.”
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
Non-U.S. Dollar Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates and records the translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at the average exchange rate for the month. Non-U.S. dollar exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of Operations.
Revenue Recognition — The Company earns revenues from consideration specified in contracts with customers and recognizes revenue when it satisfies its performance obligations by transferring control over its services and products to customers. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities. The following is a description of the principal activities, separated by reporting segments, from which the Company generates revenues. For more information about the Company’s reporting segments, see Note 15 — Segment Information. For tabular revenue disclosures see Note 16 — Revenue Recognition.
Global Funds Transfer Segment:
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, kiosk or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the “send” and “receive” locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions. Under our loyalty programs for money transfer services, consumers earn rewards based on transaction frequency. In 2018, the Company introduced the MoneyGram Plus Rewards program, which allows members to earn discounts on future transactions. The MoneyGram Plus Rewards program activity for the years ended December 31, 2019 and 2018 was insignificant to the Company’s results of operations.
Bill payment services fee revenue — Bill payment revenues are earned primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations, at certain agent locations in select Caribbean and European countries and through our digital solutions. Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or with a credit or debit card. We offer consumers same-day and two or three-day payment service options; the service option is dependent upon our agreement with the biller. Each bill payment service is considered a separate agreement with the consumer and includes only one performance obligation that is satisfied at a point in time, when the funds are transferred to the designated institution, which is generally within the same day. The consumer is in control of the service, as the consumer picks out the “send” location and time. MoneyGram does not offer refunds for bill payment services and revenue is recognized on a gross basis as the Company is considered the principal in these transactions.
Other revenue — Includes breakage income, fees from royalties, contract terminations, insufficient funds and other one-time charges. The Company recognizes breakage revenue for unclaimed money transfers when the likelihood of consumer pick-up becomes remote based on historical experience and there is no requirement for remitting balances to government agencies.
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
Official check outsourcing services fee revenue — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Like money orders, the Company generates revenue from official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks. The Company’s consumer for official checks is considered the financial institution. The official checks services and products are considered a bundle of services and products that are provided to the financial institution on an ongoing basis. As such, revenue from these services is recognized on a monthly basis. Revenue corresponds directly with the value of MoneyGram’s services and/or products completed to date and for which the Company has a right to invoice. Monthly revenue may vary based on the number of official checks issued and other ancillary services provided to the financial institution.
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
Fee and Other Commissions Expense — The Company incurs fee commissions primarily related to our Global Funds Transfer services. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally either a fixed fee or is based on a percentage of the fee charged to the consumer. The agent initiating the transaction and the receiving agent also earn non-U.S. dollar exchange commissions, which are generally based on a percentage of the non-U.S. dollar exchange spread. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. The Company generally does not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions.
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
Market Development Fees — Market development fees are fees paid by Ripple Labs Inc. (“Ripple”) to the Company for developing and bringing liquidity to foreign exchange markets, facilitated by Ripple’s On Demand Liquidity (“ODL”) platform, and providing a reliable level of foreign exchange trading activity. The liquidity services provided by the Company are not considered distinct under ASC Topic 606, “Revenue from Contracts with Customers,” and consequently MoneyGram will recognize fees received for market development services as vendor consideration in accordance with ASC Topic 705, “Cost of Sales and Services.” The fees will be presented as a contra expense to offset costs incurred to Ripple and are recorded as incurred in “Transaction and operations support” in the Consolidated Statements of Operations. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions.
For the year ended December 31, 2019, market development fees were $11.3 million. Additionally, as of December 31, 2019, the Company had a receivable from Ripple for market development fees of $0.9 million. For more information on the Ripple commercial agreement, see Note 18 — Related Parties.
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $48.1 million, $51.2 million and $57.2 million for 2019, 2018 and 2017, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed using the straight-line method over their vesting or service periods. For grants to employees, expense, net of estimated forfeitures, is recognized in the “Compensation and benefits” line and expense for grants to non-employee directors (which excludes Thomas H. Lee Partners, L.P. board representatives, who do not receive compensation for their service as directors) is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation.” Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 12 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
Earnings Per Share — For all periods in which they are outstanding, the Series D Participating Convertible Preferred Stock (the “D Stock”) and the Second Lien Warrants (as defined in Note 9 — Debt) are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent and the Second Lien Warrants are considered outstanding common shares.

The following table is a reconciliation of the weighted-average amounts used in calculating loss per share for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Basic and diluted common shares outstanding	71.1	64.3	62.9
Potential common shares issuable to employees upon exercise or conversion of shares under the Company’s stock-based compensation plans and upon exercise of the Ripple Warrants (as defined below) are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders. The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

(Amounts in millions)	2019	2018	2017
Shares related to stock options	0.9	1.8	1.7
Shares related to restricted stock units	2.7	2.3	3.2
Shares related to warrants	1.4	—	—
Shares excluded from the computation	5.0	4.1	4.9
Recent Accounting Pronouncements and Related Developments — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

•	ASU 2018-10 (Issued July 2018) — Codification Improvements to Topic 842, Leases

•	ASU 2018-11 (Issued July 2018) — Leases (Topic 842): Targeted Improvements

•	ASU 2018-20 (Issued December 2018) — Leases (Topic 842): Narrow-Scope Improvements for Lessors

•	ASU 2019-01 (Issued March 2019) — Leases (Topic 842): Codification Improvements
ASU 2018-11 provided entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The new lease standard is effective for fiscal years beginning after December 15, 2018. The Company adopted these standards in the first quarter of 2019 utilizing the transition method allowed under ASU 2018-11. See Note 17 — Leases for more information related to the Company’s leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASUs:

•	ASU 2018-19 (Issued November 2018) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses

•	ASU 2019-04 (Issued April 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

•	ASU 2019-05 (Issued May 2019) — Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

•	ASU 2019-10 (Issued November 2019) — Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates

•	ASU 2019-11 (Issued November 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses
ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a Securities and Exchange Commission filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. MoneyGram is a smaller reporting company and, as such, will adopt the amendments in these standards in 2023. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the standard allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The Company adopted ASU 2018-02 in the first quarter of 2019 and applied the amendments from the accounting update in the period of adoption. The Company reclassified $15.1 million from “Accumulated other comprehensive loss” to “Retained loss” on the Consolidated Balance Sheets. ASU 2018-02 did not have an impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 11 — Stockholders’ Deficit for more information.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending other areas of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. MoneyGram will not be early adopting this standard and is currently evaluating its impact.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.

Note 3 — Restructuring and Reorganization Costs

In 2018, the Company initiated a restructuring and reorganization program (the “Digital Transformation Program”) to modernize the business, reduce operating expenses, focus on improving profitability and better align the organization to deliver new digital touch-points for customers and agents. The Digital Transformation Program was substantially completed in the first quarter of 2019. As of December 31, 2019, the Company incurred $24.9 million in restructuring and reorganization costs. On the Consolidated Statements of Operations, the severance and outplacement benefits and reorganization costs are recorded in “Compensation and benefits,” the real estate lease termination and other associated costs are recorded in “Occupancy, equipment and supplies” and “Depreciation and amortization” and the legal and other costs are recorded in “Transaction and operations support.”
In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of between 70 and 90 positions across the Company (the “2019 Organizational Realignment”). The workforce reduction is designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The Company expects to complete the workforce reduction by the end of the first quarter of 2020 and incur costs between $6.0 million and $8.0 million over the life of the plan. The charges consist primarily of one-time termination benefits for employee severance and related costs, which are recorded in “Compensation and benefits” on the Consolidated Statements of Operations.
The actual timing and costs of the plans may differ from the Company’s current expectations and estimates.
The following table is a roll-forward of the restructuring and reorganization costs accrual as of December 31, 2019:

(Amounts in millions)	Digital Transformation Program	2019 Organizational Realignment	Total
Balance, December 31, 2018	$6.3	$—	$6.3
Expenses	4.5	6.8	11.3
Cash payments	(8.2)	(2.2)	(10.4)
Non-cash operating expenses	(0.1)	—	(0.1)
Balance, December 31, 2019	$2.5	$4.6	$7.1

The following table is a summary of the cumulative restructuring and reorganization costs incurred to date in operating expenses and the estimated remaining restructuring and reorganization costs to be incurred related to the 2019 Organizational Realignment as of December 31, 2019:

(Amounts in millions)	Digital Transformation Program	2019 Organizational Realignment	Total
Total restructuring costs incurred	$24.4	$—	$24.4
Cumulative reorganization costs incurred to date	0.5	6.8	7.3
Estimated additional reorganization costs to be incurred	—	1.2	1.2
Total reorganization costs incurred and to be incurred	0.5	8.0	8.5
Total restructuring and reorganization costs incurred and to be incurred	$24.9	$8.0	$32.9
The following table summarizes the restructuring and reorganization costs recorded during the years ended December 31:

(Amounts in millions)	2019	2018
Digital Transformation Program
Restructuring costs in operating expenses:
Compensation and benefits	$3.7	$15.6
Transaction and operations support	0.3	2.0
Occupancy, equipment and supplies	0.4	2.0
Depreciation	0.1	0.3
Total restructuring costs in operating expenses	4.5	19.9
Reorganization costs in operating expenses:
Compensation and benefits	—	0.5
Total reorganization costs in operating expenses	—	0.5
2019 Organizational Realignment
Reorganization costs in operating expenses:
Compensation and benefits	6.8	—
Total reorganization costs in operating expenses	6.8	—
Total restructuring and reorganization costs in operating expenses	$11.3	$20.4

The following table is a summary of the total cumulative restructuring and reorganization costs incurred to date in operating expenses by reporting segment:

(Amounts in millions)	Global Funds Transfer	Other	Total
Digital Transformation Program
Restructuring costs:
Balance, December 31, 2018	$19.9	$—	$19.9
First quarter 2019	3.6	—	3.6
Second quarter 2019	0.5	—	0.5
Third quarter 2019	0.1	—	0.1
Fourth quarter 2019	0.3	—	0.3
Total restructuring costs incurred	24.4	—	24.4
Reorganization costs:
Balance, December 31, 2018	—	0.5	0.5
Total reorganization costs incurred	—	0.5	0.5
2019 Organizational Realignment
Reorganization costs:
Balance, December 31, 2018	—	—	—
Fourth quarter 2019	6.8	—	6.8
Total cumulative reorganization costs incurred to date	6.8	—	6.8
Total estimated additional reorganization costs to be incurred	1.2	—	1.2
Total reorganization costs incurred and to be incurred	8.0	—	8.0
Total restructuring and reorganization costs incurred and to be incurred	$32.4	$0.5	$32.9

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

For asset-backed and other securities, which include investments in limited partnerships, market quotes are generally not available. The Company utilizes broker quotes to measure market value, if available. Because the inputs and assumptions that brokers use to develop prices are unobservable, valuations that are based on brokers’ quotes are classified as Level 3. Also, the Company uses pricing services that utilize pricing models based on market observable and unobservable data. The observable inputs include quotes for comparable securities, yield curves, default indices, interest rates, historical prepayment speeds and delinquency rates. These pricing models also apply an inactive market adjustment as a significant unobservable input. Accordingly, asset-backed and other securities valued using third-party pricing models are classified as Level 3.

•
Derivative financial instruments — Derivatives consist of forward contracts to manage income statement exposure to non-U.S. dollar exchange risk arising from the Company’s assets and liabilities denominated in non-U.S. dollar currencies.

The Company’s forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity, and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 6 — Derivative Financial Instruments for additional disclosure on the Company’s forward contracts.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.6	$—	$3.6
Asset-backed and other securities	—	0.9	0.9
Forward contracts	—	—	—
Total financial assets	$3.6	$0.9	$4.5
Financial liabilities:
Forward contracts	$0.8	$—	$0.8

December 31, 2018
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$4.5	$—	$4.5
Asset-backed and other securities	—	1.2	1.2
Forward contracts	—	—	—
Total financial assets	$4.5	$1.2	$5.7
Financial liabilities:
Forward contracts	$1.2	$—	$1.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Beginning balance	$1.2	$1.4	$10.6
Principal paydowns	—	—	(0.8)
Change in unrealized (losses) gains	(0.3)	(0.2)	3.8
Net realized gains	—	—	(12.2)
Ending balance	$0.9	$1.2	$1.4
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of the first lien credit facility is estimated using an observable market quotation (Level 2). As of December 31, 2019 and 2018, the fair value of the first lien credit facility was $577.6 million and $737.1 million, respectively, with carrying value of $641.8 million and $904.4 million, respectively. The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves. As of December 31, 2019, the fair value of the second lien credit facility was $236.7 million and had a carrying value of $251.4 million.
The carrying amounts for the Company’s cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2019 and 2018.
The Company records the investments in its defined benefit pension plan (“Pension Plan”) trust at fair value. The majority of the Pension Plan’s investments is common/collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan’s investments are determined based on the current market values of the underlying assets. See Note 10 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s property and equipment, goodwill and other intangible assets, which are remeasured only in the event of an impairment. No impairments of property and equipment, goodwill and other intangible assets were recorded during 2019, 2018 and 2017.
Fair value remeasurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to “Other expenses” in the Consolidated Statements of Operations.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2019	2018
Cash	$1,675.4	$1,578.7
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,677.9	1,581.2
Interest-bearing investments	985.9	1,154.7
Available-for-sale investments	4.5	5.7
Total investment portfolio	$2,668.3	$2,741.6
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months and are issued from financial institutions rated A- or better as of December 31, 2019.
Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
December 31, 2019
Residential mortgage-backed securities	$3.3	$0.3	$3.6
Asset-backed and other securities	0.2	0.7	0.9
Total	$3.5	$1.0	$4.5

December 31, 2018
Residential mortgage-backed securities	$4.2	$0.3	$4.5
Asset-backed and other securities	0.2	1.0	1.2
Total	$4.4	$1.3	$5.7
As of December 31, 2019 and 2018, 80% and 79%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the years ended December 31, 2019 and 2018, the Company had nominal net realized gains or losses. For the year ended December 31, 2017, the Company recognized $12.2 million of investment income from the redemption at par value of $12.7 million of a previously impaired asset-backed security in “Investment revenue” on the Consolidated Statements of Operations. Prior to the redemption, the security has $0.5 million in book value with $7.9 million in unrealized gains. As of December 31, 2019 and 2018, net unrealized gains, net of tax of $1.6 million and $1.9 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had nominal unrealized losses in its available-for-sale portfolio as of December 31, 2019 and 2018.

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the rating agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of December 31:

	2019			2018
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	10	$3.6	80%	11	$4.5	79%
Below investment grade	35	0.9	20%	36	1.2	21%
Total	45	$4.5	100%	47	$5.7	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2019 and 2018, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2019 and 2018: 94% and 95% used a third-party pricing service and 6% and 5% used broker quotes, respectively.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its non-U.S. dollar needs and non-U.S. dollar exchange risk arising from its assets and liabilities denominated in non-U.S. dollars. While these contracts may mitigate certain non-U.S. dollar risk, they are not designated as hedges for accounting purposes and will result in gains and losses. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market.
The following net gains related to assets and liabilities denominated in non-U.S. dollars are included in “Transaction and operations support” in the Consolidated Statements of Operations and in “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows:

(Amounts in millions)	2019	2018	2017
Net realized non-U.S. dollar (loss) gain	$(7.4)	$(5.8)	$21.0
Net gain (loss) from the related forward contracts	11.2	10.2	(13.5)
Net gains from non-U.S. dollar transactions and related forward contracts	$3.8	$4.4	$7.5
As of December 31, 2019 and 2018, the Company had $349.1 million and $300.2 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of December 31, 2019 and 2018, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2019	2018	2019	2018	2019	2018
Forward contracts	Other assets	$0.2	$0.2	$(0.2)	$(0.2)	$—	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2019	2018	2019	2018	2019	2018
Forward contracts	Accounts payable and other liabilities	$1.0	$1.4	$(0.2)	$(0.2)	$0.8	$1.2

The Company’s forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Asset and liability positions from forward contracts and all other non-U.S. dollar exchange transactions with the same counterparty are net settled upon maturity.
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

Note 7 — Property and Equipment

The following table is a summary of “Property and equipment, net” as of December 31:

(Amounts in millions)	2019	2018
Computer hardware and software	$503.6	$462.6
Signage	53.3	59.1
Equipment at agent locations	59.2	59.7
Office furniture and equipment	28.4	28.3
Leasehold improvements	26.5	27.3
Total property and equipment	671.0	637.0
Accumulated depreciation and amortization	(494.9)	(443.1)
Total property and equipment, net	$176.1	$193.9
Depreciation and amortization expense for property and equipment for 2019, 2018 and 2017 was $73.2 million, $74.8 million and $73.0 million, respectively.
At December 31, 2019 and 2018, the Company had $5.9 million and $3.8 million, respectively, in accrued purchases of property and equipment included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During 2019 and 2017, the Company had nominal losses related to disposals of its property and equipment. During 2018, the Company recognized a loss of $0.1 million on disposals of its property and equipment. The loss was recorded in “Occupancy, equipment and supplies” in the Consolidated Statements of Operations.
As of December 31, 2019, the Company had $2.2 million in net capitalized implementation costs related to hosting arrangements that are service contracts. These costs are recorded in “Other assets” in the Consolidated Balance Sheets and the related amortization is recorded in the same line item in the Consolidated Statements of Operations as other fees associated with the service arrangements.

Note 8 — Goodwill and Intangible Assets

Goodwill — The Company’s goodwill balance was $442.2 million as of December 31, 2019 and 2018, and all relates to the Global Funds Transfer segment. The Company performed an annual assessment of goodwill during the fourth quarter of 2019, 2018 and 2017. No impairments of goodwill were recorded in 2019, 2018 and 2017.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31:

	2019		2018
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.4	$(3.2)	$445.4	$(3.2)

Intangibles — All of the Company’s intangible assets are included in “Other assets” in the Consolidated Balance Sheets. As of December 31, 2019, the Company had $6.2 million of cryptocurrency indefinite-lived intangible assets. This entire position was liquidated in the secondary market in January 2020.
The following table is a summary of finite-lived intangible assets as of December 31:

	2019			2018
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$4.1	$(2.6)	$1.5	$9.2	$(7.6)	$1.6
Non-compete agreements	—	—	—	0.6	(0.6)	—
Developed technology	0.6	(0.5)	0.1	0.6	(0.4)	0.2
Total finite-intangible assets	$4.7	$(3.1)	$1.6	$10.4	$(8.6)	$1.8
Intangible asset amortization expense for 2019, 2018 and 2017 was $0.6 million, $1.5 million and $2.1 million, respectively. The estimated future intangible asset amortization expense is $0.7 million, $0.6 million, $0.3 million for 2020, 2021 and 2022, respectively.

Note 9 — Debt

The following is a summary of the Company’s outstanding debt as of December 31:

	2019	2018
(Amounts in millions, except percentages)
5.59% first lien credit facility due 2020	$—	$904.4
7.80% first lien credit facility due 2023	641.8	—
13.00% second lien credit facility due 2024	251.4	—
Senior secured credit facilities	893.2	904.4
Unamortized debt issuance costs and debt discounts	(42.9)	(3.4)
Total debt, net	$850.3	$901.0
Credit Agreements — On June 26, 2019, MoneyGram, as borrower, entered into (i) a Second Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) with Bank of America, N.A., as administrative agent, the financial institutions parties thereto as lenders and the other agents party thereto and (ii) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Bank of America, N.A., as administrative agent, the financial parties thereto as lenders and the other agents party thereto. The credit obtained under the First Lien Credit Agreement and Second Lien Credit Agreement together with MoneyGram’s cash on hand were used to extend and/or repay in full all outstanding indebtedness under the Company’s existing credit facility. In connection with the termination of the existing credit facility, the Company recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. These costs were recorded in “Other non-operating expense (income)” on the Consolidated Statements of Operations and in “Debt extinguishment costs” on the Consolidated Statements of Cash Flows.
First Lien Credit Agreement and Revolving Credit Facility — The First Lien Credit Agreement provides for (i) a senior secured three-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, which matures September 30, 2022 (the “First Lien Revolving Credit Facility”) and (ii) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the “First Lien Term Credit Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Company incurred debt issuance costs of $10.4 million for the First Lien Term Credit Facility, which were recorded as a direct deduction from the carrying amount of the related indebtedness. The Company also incurred debt issuance costs of $2.8 million for its First Lien Revolving Credit Facility, which were recorded in “Other assets” on its Consolidated Balance Sheets. The amortization of debt issuance costs is recorded in “Interest expense” on the Consolidated Statements of Operations.
The First Lien Revolving Credit Facility and the First Lien Term Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company’s First Lien Leverage Ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company’s First Lien Leverage Ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans. The Company will make quarterly principal payments of $1.6 million on its First Lien Term Credit Facility on the last business day of each quarter starting with the third quarter of 2019, with the remaining outstanding principal balance due on the maturity date.
Any borrowings under the First Lien Revolving Credit Facility will be used for general corporate purposes. As of December 31, 2019, the Company had nominal outstanding letters of credit and no borrowings under the First Lien Revolving Credit Facility.
Second Lien Credit Agreement — The Second Lien Credit Agreement provides for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the “Second Lien Term Credit Facility” and together with the First Lien Credit Facility, the “Credit Facilities”). The Company incurred debt issuance costs of $11.1 million for the Second Lien Term Credit Facility, which were recorded as a direct deduction from the carrying amount of the related indebtedness. All term loans under the Second Lien Term Credit Facility bear interest at a rate of 13.00% per annum. Subject to certain conditions and limitations, the Company may elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement is due on the maturity date.
The Credit Facilities are secured by substantially all of the Company’s assets and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the Credit Facilities.
In connection with the entry into the Second Lien Credit Agreement, the Company issued warrants (“Second Lien Warrants”) exercisable for an aggregate of 5,423,470 shares of the Company’s common stock, par value $0.01, to the lenders under the Second Lien Credit Agreement. As of the issuance date, the value of each Second Lien Warrant was estimated at $2.41 per share. Each Second Lien Warrant will expire ten years after issuance and entitles the holder thereof to purchase the number of shares of common stock underlying such Second Lien Warrant for $0.01 per share. Each Second Lien Warrant will become exercisable upon the earlier of either (i) immediately prior to a change in control, (ii) the repayment in full of all amounts outstanding under the Second Lien Credit Agreement, (iii) the maturity date under the Second Lien Credit Agreement or (iv) the occurrence and continuance of a default under the Second Lien Credit Agreement (but only during the continuance of a default).
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
The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company’s cash and cash equivalents and other settlement assets exceed its aggregate payment service obligations. The Company’s assets in excess of payment service obligations used for the asset coverage calculation were $146.8 million and $145.5 million as of December 31, 2019 and 2018, respectively. The table below summarizes the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of December 31, 2019, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.576 to 1.00, our first lien leverage ratio was 2.837 to 1.00 and our total leverage ratio was 3.948 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in “Interest expense” on the Consolidated Statements of Operations.
The Company records debt issuance costs for its First Lien Revolving Credit Facility in “Other assets” on its Consolidated Balance Sheets and related amortization is recorded in “Interest expense” on the Consolidated Statements of Operations. The unamortized costs associated with the First Lien Revolving Credit Facility were $2.4 million and $0.3 million as of December 31, 2019 and 2018, respectively.

Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded in “Interest expense.”
Debt Extinguishment Costs — In 2019, the Company recognized debt extinguishment costs of $2.4 million in connection with the termination of the First Lien Revolving Credit Facility during the second quarter of 2019 discussed above which are recorded in “Other non-operating expense (income)” on the Consolidated Statements of Operations. There were no debt extinguishment costs recognized in 2018 or 2017.
Interest Paid in Cash — The Company paid $63.3 million, $50.7 million and $41.9 million of interest in 2019, 2018 and 2017, respectively.
Maturities — At December 31, 2019, debt totaling $619.2 million and $251.4 million will mature in June 2023 and June 2024, respectively, while debt principal totaling $22.6 million will be paid quarterly in increments of approximately $1.6 million through the maturity date. Any borrowings under the First Lien Revolving Credit Facility will mature in June 2023.

Note 10 — Pension and Other Benefits

Pension Benefits — The Company’s Pension Plan is a frozen, non-contributory funded plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is the Company’s policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan.
Supplemental Executive Retirement Plans — The Company has obligations under various supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2019, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
The Company’s Pension Plan and SERPs are collectively referred to as our “Pension.”
Postretirement Benefits Other Than Pensions — The Company has an unfunded defined benefit postretirement plan (“Postretirement Benefits”) that provides medical and life insurance for its participants. The Company amended the Postretirement Benefits to close it to new participants as of December 31, 2009. Effective July 1, 2011, the Postretirement Benefits was amended to eliminate eligibility for participants eligible for Medicare coverage. As a result of this plan amendment, the Company no longer receives the Medicare retiree drug subsidy. The Company’s funding policy is to make contributions to the Postretirement Benefits as benefits are paid.

Actuarial Valuation Assumptions — The measurement date for the Company’s Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net periodic benefit expense (income):
Discount rate for benefit obligation	3.57%	3.58%	4.05%	4.32%	3.65%	4.11%	4.41%	3.72%	4.30%
Discount rate for interest cost	3.09%	3.13%	3.36%	3.88%	3.20%	3.31%	3.91%	3.20%	3.38%
Expected return on plan assets	2.91%	4.59%	4.52%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.25%	7.75%	7.00%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	8.25%	7.75%	8.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2025	2025/ 2027	2024/ 2025
Benefit obligation:
Discount rate	3.23%	4.25%	3.58%	3.18%	4.32%	3.65%	3.33%	4.41%	3.72%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.79%	7.25%	7.75%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.51%	8.25%	7.75%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2027	2025	2025/ 2027
The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. The expected return on plan assets is calculated using a calculated value of plan assets that is determined each year by adjusting the previous year’s value by expected returns, benefit payments and contributions. Asset gains and losses are reflected as equal adjustments over a three-year period. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.
Actuarial gains and losses are amortized using the corridor approach, by amortizing the balance exceeding 10% of the greater of the benefit obligation or the fair value of plan assets. The amortization period is primarily based on the average remaining expected life of plan participants for the Pension and the average remaining expected life of plan participants for the Postretirement Benefits. The Company estimated the interest cost components utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.
Pension Assets — The Company employs a liability-driven investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across large and small capitalized securities and international securities. Other assets, such as real estate and high yield bonds, are used to further diversify equity allocations. Fixed income securities are primarily invested in a mix of investment grade corporate bonds, government bonds and a smaller allocation to non-investment grade debt. The Company uses a strategy to determine the allocation of return-seeking assets driven by the Pension Plan’s funded ratio. Investment risk is measured and monitored on an ongoing basis, including quarterly investment portfolio reviews and periodic liability measurements.
The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. The following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

•
Common/collective trusts — The fair values of the underlying funds in the common/collective trusts are valued based on the unit value established for each fund at each valuation date. The unit value of a collective investment fund is calculated by dividing the fund’s net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date, which is derived from observable purchase and redemption activity in the collective investment fund. The Company’s common/collective trusts are categorized in Level 2 to the extent that they are readily redeemable at their net asset value.

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

The following table is a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2019
Common/collective trusts
Short-term investment fund	$1.9	$—	$1.9
Equity securities:
Large cap	1.4	—	1.4
Small cap	0.3	—	0.3
International	0.9	—	0.9
Fixed income securities	30.9	—	30.9
Real estate	—	5.1	5.1
Total investments in the fair value hierarchy	$35.4	$5.1	$40.5
December 31, 2018
Common/collective trusts
Short-term investment fund	$12.2	$—	$12.2
Equity securities:
Large cap	10.2	—	10.2
Small cap	2.1	—	2.1
International	5.3	—	5.3
Fixed income securities	80.0	—	80.0
Real estate	—	5.5	5.5
Total investments in the fair value hierarchy	$109.8	$5.5	$115.3
The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plan assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2019	$35.4	Daily	15 Days

December 31, 2018	$109.8	Daily	15 Days
Plan Financial Information — Net periodic benefit expense (income) for the Pension includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2019	2018	2017	2019	2018	2017
Settlement charge	$31.3	$—	$—	$—	$—	$—
Interest cost	5.4	6.3	6.6	—	—	—
Expected return on plan assets	(2.7)	(5.0)	(5.1)	—	—	—
Amortization of net actuarial loss	2.6	4.3	4.6	0.1	0.1	0.1
Amortization of prior service cost (credit)	0.1	0.1	0.1	—	—	(0.4)
Net periodic benefit expense (income)	$36.7	$5.7	$6.2	$0.1	$0.1	$(0.3)

Net periodic benefit expense (income) for the Pension and Postretirement Benefits is recorded in “Other non-operating expense (income)” on the Consolidated Statements of Operations.
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
The following tables are a summary of the amounts recognized in other comprehensive (loss) income and net periodic benefit expense (income) for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2019
Settlement charge	$(31.3)	$—
Net actuarial loss	8.5	0.1
Amortization of net actuarial loss	(2.6)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive income	$(25.5)	$—
Total recognized in net periodic benefit expense	36.7	0.1
Total recognized in other comprehensive income and net periodic benefit expense	$11.2	$0.1
2018
Net actuarial gain	$(7.8)	$(0.1)
Amortization of net actuarial loss	(4.3)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive loss	$(12.2)	$(0.2)
Total recognized in net periodic benefit expense	5.7	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$(6.5)	$(0.1)
2017
Net actuarial loss	$15.3	$—
Amortization of net actuarial loss	(4.6)	(0.1)
Amortization of prior service (cost) credit	(0.1)	0.4
Total recognized in other comprehensive loss	$10.6	$0.3
Total recognized in net periodic benefit expense (income)	6.2	(0.3)
Total recognized in other comprehensive loss and net periodic benefit expense (income)	$16.8	$—
The estimated net actuarial loss and prior service cost for the Pension that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2020 is $2.1 million ($1.6 million net of tax) and $0.1 million, respectively. The estimated net actuarial loss for the Postretirement Benefits that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2020 is $0.1 million ($0.1 million net of tax).

The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at the beginning of the year	$191.3	$215.8	$0.6	$0.7
Settlement impact	(75.5)	—	—	—
Interest cost	5.4	6.3	—	—
Actuarial loss (gain)	17.1	(15.4)	0.1	(0.1)
Benefits paid	(21.0)	(15.4)	—	—
Benefit obligation at the end of the year	$117.3	$191.3	$0.7	$0.6

Change in plan assets:
Fair value of plan assets at the beginning of the year	$115.3	$119.2	$—	$—
Settlement impact	(75.5)	—	—	—
Actual return on plan assets	11.4	(2.6)	—	—
Employer contributions	10.3	14.1	—	—
Benefits paid	(21.0)	(15.4)	—	—
Fair value of plan assets at the end of the year	$40.5	$115.3	$—	$—
Unfunded status at the end of the year	$76.8	$76.0	$0.7	$0.6
In October 2019, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. The unfunded status of the Pension Plan was $8.9 million and $12.0 million at December 31, 2019 and 2018, respectively, and the unfunded status of the SERPs was $67.9 million and $64.0 million at December 31, 2019 and 2018, respectively.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Pension and other postretirement benefits liability	$76.8	$76.0	$0.7	$0.6	$77.5	$76.6
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$36.5	$44.6	$0.4	$0.4	$36.9	$45.0
Prior service cost, net of tax	0.1	0.2	—	—	0.1	0.2
Total	$36.6	$44.8	$0.4	$0.4	$37.0	$45.2
The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Benefit obligation	$49.2	$127.3	$67.9	$64.0	$0.7	$0.6
Accumulated benefit obligation	49.2	127.3	67.9	64.0	—	—
Fair value of plan assets	40.5	115.3	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2020	2021	2022	2023	2024	2025-2029
Pension	$8.9	$8.0	$7.9	$7.9	$7.1	$33.8
Postretirement Benefits	0.1	—	—	—	—	0.2

Although the Company has no minimum required contribution for the Pension Plan in 2020, we expect to contribute $4.0 million to the Pension Plan in 2020. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.8 million in 2020.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.5 million, $4.4 million and $4.8 million in 2019, 2018 and 2017, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution plans. Contributions to, and costs related to, international plans were $1.6 million, $2.5 million and $2.8 million for 2019, 2018 and 2017, respectively.

Note 11 — Stockholders’ Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid in 2019, 2018 or 2017.
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
Series D Participating Convertible Preferred Stock — In 2011, the Company issued shares of D Stock to Goldman Sachs and as of December 31, 2019, there were 71,282 shares issued and outstanding. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs which receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50% of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder which receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2019, the Company has repurchased 9,842,509 shares of common stock under this authorization and has remaining authorization to repurchase up to 2,157,491 shares.

The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31, 2019:

	D Stock			Common Stock			Treasury Stock
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
January 1, 2017	200,000	71,282	(71,282)	162,500,000	58,823,567	(52,764,711)	6,058,856
Release for restricted stock units and stock options exercised	—	—	—	—	—	(1,473,633)	(1,473,633)
December 31, 2017	200,000	71,282	(71,282)	162,500,000	58,823,567	(54,238,344)	4,585,223
Release for restricted stock units and stock options exercised	—	—	—	—	—	(1,378,105)	(1,378,105)
December 31, 2018	200,000	71,282	(71,282)	162,500,000	58,823,567	(55,616,449)	3,207,118
Release for restricted stock units	—	—	—	—	—	(877,212)	(877,212)
Shares issued to Ripple as part of SPA (1)	—	—	—	—	6,237,523	(6,237,523)	—
December 31, 2019	200,000	71,282	(71,282)	162,500,000	65,061,090	(62,731,184)	2,329,906
(1) For more details see Note 18 — Related Parties.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Goldman Sachs (the “Investor”) has a Participation Agreement with Walmart Inc. (“Walmart”), under which the Investor is obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investor in excess of the Investor’s original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investor under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investor to Walmart may result in an expense that could be material to the Company’s financial position or results of operations but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for the Investor and has not recognized any further liability or expense related to the Participation Agreement.
Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2019	2018
Net unrealized gains on securities classified as available-for-sale, net of tax	$1.6	$1.9
Cumulative non-U.S. dollar translation adjustments, net of tax	(28.1)	(24.2)
Pension and postretirement benefits adjustments, net of tax	(37.0)	(45.2)
Accumulated other comprehensive loss	$(63.5)	$(67.5)

The following table is a summary of the significant amounts reclassified out of each component of “Accumulated other comprehensive loss” during the years ended December 31:

(Amounts in millions)	2019	2018	2017	Statement of Operations Location
Net change in unrealized gains on securities classified as available-for-sale	$—	$—	$(12.2)	“Investment revenue”
Tax expense	—	—	—
Total, net of tax	$—	$—	$(12.2)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credit	$0.1	$0.1	$(0.3)	“Other non-operating expense (income)”
Amortization of net actuarial loss	2.7	4.4	4.7	“Other non-operating expense (income)”
Settlement charge	31.3	—	—	“Other non-operating expense (income)”
Total before tax	34.1	4.5	4.4
Tax benefit, net	(7.9)	(1.0)	(1.6)
Total, net of tax	$26.2	$3.5	$2.8

Total reclassified for the year, net of tax	$26.2	$3.5	$(9.4)
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Non-U.S. Dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2017	$10.8	$(19.9)	$(47.0)	$(56.1)
Other comprehensive income (loss) before reclassification	3.6	9.5	(10.6)	2.5
Amounts reclassified from accumulated other comprehensive loss	(12.2)	—	2.8	(9.4)
Net current period other comprehensive (loss) income	(8.6)	9.5	(7.8)	(6.9)
December 31, 2017	2.2	(10.4)	(54.8)	(63.0)
Other comprehensive (loss) income before reclassification	(0.3)	(13.8)	6.1	(8.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	3.5	3.5
Net current period other comprehensive (loss) income	(0.3)	(13.8)	9.6	(4.5)
December 31, 2018	1.9	(24.2)	(45.2)	(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive loss before reclassification	(0.3)	(0.2)	(6.6)	(7.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	26.2	26.2
Net current period other comprehensive (loss) income	(0.3)	(0.2)	19.6	19.1
December 31, 2019	$1.6	$(28.1)	$(37.0)	$(63.5)
In the first quarter of 2019, the Company adopted ASU 2018-02 and elected to reclassify the stranded tax effects resulting from the TCJA, which changed the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, among other things. The effect from the rate change resulted in a pension and postretirement benefits adjustment reclassification of $11.4 million from “Accumulated other comprehensive loss” to “Retained loss.” Additionally, the Company reclassified $3.7 million from cumulative non-U.S. dollar translation adjustment to “Retained loss” related to the rate reduction associated with the taxation of the Company’s foreign subsidiaries.

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2015, the Company’s stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2019, the Company has remaining authorization to issue future grants of up to 1,919,406 shares.
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
The following table is a summary of the Company’s stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Expense recognized related to stock options	$—	$—	$0.5
Expense recognized related to restricted stock units	7.9	12.4	14.0
Stock-based compensation expense	$7.9	$12.4	$14.5
Stock Options — Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
There were no options granted in 2019, 2018 or 2017. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options granted were either time-based, vesting over a four-year period, or performance-based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
The following table is a summary of the Company’s stock option activity for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2018	1,628,829	$17.20	1.4 years	$—
Forfeited/Expired	(1,219,533)	16.49
Options outstanding, vested or expected to vest, and exercisable at December 31, 2019	409,296	$19.34	2.4 years	$—
The following table is a summary of the Company’s stock option compensation information during the years ended December 31:

(Amounts in millions)	2019	2018	2017
Intrinsic value of options exercised	$—	$—	$0.3
Cash received from option exercises	$—	$—	$1.6
As of December 31, 2019, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In February 2019, the Company granted time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date.
In March 2018 and February 2017, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units were subject to performance conditions and a one-year performance period. When the conditions were satisfied at the end of the one-year performance period, the performance-based restricted stock units became time-based restricted stock units that vest in three equal installments on each anniversary of the grant date.
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
The following table is a summary of the Company’s restricted stock unit activity as of December 31, 2019:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2018	2,272,606	$9.73	0.8 years	$4.5
Granted	2,202,946	2.45
Vested and converted to shares	(1,223,502)	8.52
Forfeited	(520,292)	6.48
Restricted stock units outstanding at December 31, 2019	2,731,758	$5.02	0.9 years	$5.7
Restricted stock units vested and deferred at December 31, 2019	54,472	$8.26		$0.1
The following table is a summary of the Company’s restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Weighted-average grant-date fair value of restricted stock units vested during the year	$10.4	$16.6	$15.5
Total intrinsic value of vested and converted shares	$3.2	$22.3	$27.4
As of December 31, 2019, the Company’s outstanding restricted stock units had unrecognized compensation expense of $6.4 million with a remaining weighted-average vesting period of 1.5 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The Company had $0.3 million of cash-settled restricted stock units for the twelve months ended December 31, 2019.

Note 13 — Income Taxes

The following table is a summary of the components of loss before income taxes for the years ended December 31:

(Amounts in millions)	2019	2018	2017
U.S.	$(76.5)	$(49.6)	$(64.1)
Foreign	12.2	38.7	27.5
Loss before income taxes	$(64.3)	$(10.9)	$(36.6)

Foreign income consists of income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Current:
Federal	$(0.2)	$5.9	$(14.7)
State	1.5	1.7	1.6
Foreign	8.2	(4.0)	11.2
Current income tax expense (benefit)	9.5	3.6	(1.9)
Deferred:
Federal	(10.4)	6.5	(4.5)
State	(1.9)	1.0	0.1
Foreign	(1.2)	2.0	(0.5)
Deferred income tax (benefit) expense	(13.5)	9.5	(4.9)
Income tax (benefit) expense	$(4.0)	$13.1	$(6.8)
As of December 31, 2019, the Company had a tax payable of $22.4 million recorded in “Accounts payable and other liabilities” and a tax receivable of $12.8 million recorded in the “Other assets” on the Consolidated Balance Sheets. As of December 31, 2018, the Company had a tax payable of $23.4 million recorded in “Accounts payable and other liabilities” and a tax receivable of $18.2 million recorded in the “Other assets” on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax benefit at statutory rates to the actual income tax (benefit) expense for the years ended in December 31:

(Amounts in millions)	2019	2018	2017
Income tax benefit at statutory federal income tax rate	$(13.5)	$(2.3)	$(12.8)
Tax effect of:
State income tax, net of federal income tax effect	(1.3)	0.2	0.2
Valuation allowances	2.2	0.7	(3.8)
International taxes	3.4	(0.8)	(3.0)
Deferred prosecution agreement permanent difference	—	8.4	29.8
Other net permanent differences	1.7	0.9	0.4
U.S. general business credits	(2.4)	—	—
Change in tax reserve	1.2	(0.4)	1.9
Stock-based compensation	3.8	(0.6)	(1.5)
Impact from the TCJA	1.1	(1.3)	(22.8)
Deferred charge amortization	—	—	4.0
BEAT	—	5.6	—
U.S. taxation of foreign earnings	0.5	7.0	—
Reorganization	—	(3.6)	—
Other	(0.7)	(0.7)	0.8
Income tax (benefit) expense	$(4.0)	$13.1	$(6.8)
In 2019, the Company recognized an income tax benefit of $4.0 million on a pre-tax loss of $64.3 million. Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, an increase in valuation allowance, non-deductible expenses and foreign taxes, all of which were partially offset by U.S. general business credits. In 2019, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) on January 15, 2019, the Company recognized tax expense of $1.1 million to revise its one-time transition tax liability, which resulted in no tax due as a result of offsetting foreign tax credits.
In 2018, the Company recognized an income tax expense of $13.1 million on a pre-tax loss of $10.9 million, primarily due to the tax impact of the nondeductibility of the accrual related to the five-year deferred prosecution agreement (the “DPA”) as further discussed in Note 14 — Commitments and Contingencies and the foreign subsidiary income inclusion and base erosion and anti-

abuse tax (“BEAT”) enacted under the TCJA, partially offset by the one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure.
In 2017, the Company recognized an income tax benefit of $6.8 million on a pre-tax loss of $36.6 million, primarily due to a tax legislation commonly referred to as the TCJA and an accrual related to the DPA.
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2019	2018
Deferred tax assets:
Basis difference in revalued investments	$55.3	$57.1
Tax loss carryovers	28.1	21.5
Tax credit carryovers	12.9	11.4
Postretirement benefits and other employee benefits	7.9	6.9
Bad debt and other reserves	1.1	1.7
Lease liabilities	11.5	—
Other	11.8	6.1
Valuation allowances	(71.2)	(68.9)
Total deferred tax assets	57.4	35.8
Deferred tax liability:
Depreciation and amortization and other	(59.6)	(56.4)
Lease right-of-use assets	(10.6)	—
Total deferred tax liability	(70.2)	(56.4)
Net deferred tax liability	$(12.8)	$(20.6)
The Company offsets deferred tax asset positions with deferred tax liability positions based on right to offset in each respective tax jurisdiction. As of December 31, 2019, net deferred tax asset positions of $5.2 million were included in “Other assets” and net deferred tax liability positions of $18.0 million were included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2018, net deferred tax asset positions of $4.0 million were reflected in “Other assets” and net deferred tax liability positions of $24.6 million were included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The valuation allowances as of December 31, 2019 and 2018, primarily relate to basis differences in revalued investments, capital loss carryovers and, to a smaller extent, certain foreign tax loss carryovers. In 2019, the Company’s valuation allowances increased when compared to 2018 primarily due to the addition of a valuation allowance for U.S. interest expense carry-forwards.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2019:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2020-2024	$40.8
U.S. net operating loss carry-forwards	2020 - Indefinite	$45.4
U.S. tax credit carry-forwards	2024 - 2039	$12.9
U.S. federal minimum tax credit carry-forwards	Indefinite	$7.2
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Beginning balance	$17.9	$28.7	$24.2
Additions based on tax positions related to prior years	0.9	0.7	0.3
Additions based on tax positions related to current year	—	0.8	3.4
Settlements with cash or attributes	(0.1)	—	—
Non-U.S. dollar translation	—	—	0.8
Reductions for tax positions of prior years and other	(0.5)	(12.3)	—
Ending balance	$18.2	$17.9	$28.7

As of December 31, 2019, 2018 and 2017, the liability for unrecognized tax benefits was $18.2 million, $17.9 million and $28.7 million, respectively, exclusive of interest and penalties. For 2019, 2018 and 2017, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $18.2 million, $17.9 million and $17.3 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Consolidated Statements of Operations. For 2019, 2018 and 2017, the Company’s accrual for interest and penalties increased by $1.0 million, decreased by $1.6 million and increased by $2.5 million, respectively. As of December 31, 2019 and 2018, the Company had a liability of $8.3 million and $7.3 million, respectively, accrued for interest and penalties within “Accounts payable and other liabilities.” As a result of the Company’s litigation related to its securities losses discussed in more detail in Note 14 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2019, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 14 — Commitments and Contingencies

Letters of Credit — At December 31, 2019, the Company had $0.1 million outstanding letters of credit. These letters of credit reduce the amount available under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million of liability recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets as of December 31, 2019 and 2018. During 2019, a nominal charge was recorded for legal proceedings while $42.0 million and $85.9 million were recorded for legal proceedings during 2018 and 2017, respectively, in “Transaction and operations support” in the Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission (“FTC”) in October 2009 and with the DPA that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which have since been consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints assert that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram’s compliance with the stipulated order and DPA described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram’s compliance programs. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram’s officers and directors. The suit asserts claims for breach of fiduciary duty and other common law theories and seeks unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described above. The Company believes the derivative cases are without merit and is vigorously defending these matters. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to these matters.
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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company’s outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company’s investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or operations, and we cannot predict when OFAC will conclude its review of our Voluntary Self-Disclosure.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA”) and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the “U.S. DOJ”) relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ (collectively, the “Government”) dated November 9, 2012.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.” On February 25, 2020, the Company entered into an Amendment to Amendment to and Extension of DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. Through that date, the Company intends to continue to engage in discussions with the Government on the appropriateness of an additional extension of the deadline to make the final payment and a reduction in the amount of such payment.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by November 8, 2020, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the “NYDFS”) related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and has met with the NYDFS to discuss the matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court (“Tax Court”) challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS’s motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has since filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court’s findings and filed a Notice of Appeal to the Fifth Circuit Court of Appeals on February 21, 2020.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company’s uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased “Income tax expense” in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court does not change the Company’s current assessment regarding the likelihood that these deductions will be sustained. Accordingly, no change in the valuation allowance was made as of December 31, 2019. If MoneyGram is successful in the litigation, it would be entitled to ordinary loss treatment on its federal tax returns for the amounts in question, which would entitle it to a refund of amounts already paid to the Internal Revenue Service related to this matter. Neither the Tax Court opinion nor the ultimate outcome of this action will require any additional tax payments to be made to the Internal Revenue Service by MoneyGram as the federal tax amounts at issue were paid in 2015. However, pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $20.2 million. Amounts related to this matter have been fully accrued in previous periods.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart is our only agent, for both the Global Funds Transfer and Financial Paper Products segments, that accounts for more than 10% of total revenue. In 2019 and 2018, Walmart accounted for 16% of total revenue and 17% in 2017.
The Company’s Chief Operating Decision Maker reviews segment operating income and segment operating margin to assess segment performance and allocate resources. Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies. Investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period.
All operating expenses that have not been classified in the above segments are reported as “Other”. These unallocated expenses in 2019 include $1.6 million of legal expenses; outsourcing, independent contractor and consultant costs of $1.4 million; and other net corporate costs of $0.8 million. These unallocated expenses in 2018 include $2.6 million of legal expenses; outsourcing, independent contractor and consultant costs of $1.8 million; and other net corporate costs of $1.8 million. Unallocated expenses in 2017 include $10.8 million of legal expenses; outsourcing, independent contractor and consultant costs of $4.5 million; depreciation and amortization expense of $1.1 million; and other net corporate costs of $5.7 million.

The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Global Funds Transfer revenue
Money transfer revenue	$1,123.9	$1,273.4	$1,421.8
Bill payment revenue	59.4	74.5	86.3
Total Global Funds Transfer revenue	1,183.3	1,347.9	1,508.1
Financial Paper Products revenue
Money order revenue	53.0	55.3	55.0
Official check revenue	48.8	44.4	39.0
Total Financial Paper Products revenue	101.8	99.7	94.0
Total revenue	$1,285.1	$1,447.6	$1,602.1
The following table is a summary of the operating (loss) income by segment and detail of the (loss) income before income taxes for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Global Funds Transfer operating income (loss)	$22.0	$(5.9)	$4.9
Financial Paper Products operating income	33.8	30.6	31.8
Total segment operating income	55.8	24.7	36.7
Other operating loss	(3.8)	(6.2)	(22.1)
Total operating income	52.0	18.5	14.6
Interest expense	77.0	53.6	45.3
Other non-operating expense (income)	39.3	(24.2)	5.9
Loss before income taxes	$(64.3)	$(10.9)	$(36.6)
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Global Funds Transfer	$65.8	$68.1	$66.5
Financial Paper Products	8.0	8.0	7.5
Other	—	0.2	1.1
Total depreciation and amortization	$73.8	$76.3	$75.1
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Global Funds Transfer	$50.5	$50.7	$76.4
Financial Paper Products	6.1	5.8	8.5
Total capital expenditures	$56.6	$56.5	$84.9
The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2019	2018
Global Funds Transfer	$1,318.3	$1,287.1
Financial Paper Products	2,819.1	2,950.7
Other	47.6	58.3
Total assets	$4,185.0	$4,296.1

Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2019, 2018 and 2017. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2019	2018	2017
U.S.	$611.4	$743.9	$854.0
International	673.7	703.7	748.1
Total revenue	$1,285.1	$1,447.6	$1,602.1

Note 16 — Revenue Recognition

The following table is a summary of the Company’s revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue for the years ended December 31:

(Amounts in millions)	2019	2018	2017
Global Funds Transfer revenue
Money transfer fee revenue	$1,102.1	$1,255.4	$1,407.1
Bill payment services fee revenue	59.4	74.5	86.3
Other revenue	21.8	17.8	14.7
Total Global Funds Transfer fee and other revenue	1,183.3	1,347.7	1,508.1
Financial Paper Products revenue
Money order fee revenue	8.7	11.2	12.9
Official check outsourcing services fee revenue	8.7	9.1	9.6
Other revenue	29.7	30.1	30.3
Total Financial Paper Products fee and other revenue	47.1	50.4	52.8
Investment revenue	54.7	49.5	41.2
Total revenue	$1,285.1	$1,447.6	$1,602.1

Timing of revenue recognition:
Services and products transferred at a point in time	$1,170.2	$1,341.1	$1,506.3
Products transferred over time	8.7	9.1	9.6
Total revenue from services and products	1,178.9	1,350.2	1,515.9
Investment revenue	54.7	49.5	41.2
Other revenue	51.5	47.9	45.0
Total revenue	$1,285.1	$1,447.6	$1,602.1
See Note 2 — Summary of Significant Accounting Policies the Company’s accounting policies on revenue recognition. Due to the short-term nature of the Company’s services and products, the amount of contract assets and liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in “Settlement assets” with a corresponding liability recorded in “Payment service obligations” on the Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Summary of Significant Accounting Policies.

Note 17 — Leases

The Company’s leases consist primarily of operating leases for buildings, equipment and vehicles. Upon adoption of ASC Topic 842 on January 1, 2019, the Company recognized an operating lease liability of $57.1 million and a Right-of-Use (“ROU”) operating asset of $53.9 million. The lease liability is calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases and the ROU asset is calculated the same as the lease liability, but it includes $3.2 million of accrued rent as of December 31, 2018. The ROU asset is presented on the Consolidated Balance Sheets as part of “Other assets” and the lease liability is included in “Accounts payable and other liabilities.” The reduction in the carrying amount of the ROU asset and changes in the lease liability are presented as part of “Change in other assets” and “Change in accounts payable and other liabilities,” respectively, on the Consolidated Statements of Cash Flows. As of December 31, 2019, the Company had an ROU asset of $50.0 million and a lease liability of $54.2 million on the Consolidated Balance Sheets. We elected the package of practical expedients, which permitted us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements, as the latter was not applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities. The Company elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases.
The Company’s various noncancellable operating leases for buildings, equipment and vehicles terminate through 2030. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 31, 2019, the leases had a weighted-average remaining lease term of 6.2 years. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. The Company considered the most relevant major interest rate in the specific geographical location such as the Prime Rate in the U.S. and U.K. or the collateralized interest rate for non-financial institutions of the European Central Bank. These rates were then adjusted for the Company’s specific credit ratings or economic conditions and lease terms of the specific portfolio. As of December 31, 2019, the weighted-average discount rate was 5.4%.
The Company recognizes rent expense for operating leases under the straight-line method over the term of the lease where differences between the monthly cash payments and the lease expense are offset to the ROU asset on the Consolidated Balance Sheets. Lease expense for buildings and equipment is included in “Occupancy, equipment and supplies” on the Consolidated Statements of Operations, while lease expense for our vehicles is included in “Compensation and benefits.” Some of the Company’s building leases include rent expense that is associated with an index or a rate. Subsequent changes from the original index or rate would be treated as variable lease expense. Furthermore, future changes to the non-lease components of our real estate and vehicle leases will be treated as variable lease expenses.
The following table is a summary of the Company’s lease expense for its operating leases for the year ended December 31:

(Amounts in millions)	2019
Buildings, equipment and vehicle leases	$15.8
Short-term and variable lease cost	1.7
Total lease cost	$17.5
The Company’s rent expense, net of sublease agreements, for the years ended December 31, 2018 and 2017 was $18.3 million and $16.3 million, respectively.
Supplemental cash flow information related to leases was as follows for the year ended December 31:

(Amounts in millions)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$15.8
ROU assets obtained in exchange for lease obligations	$11.6
Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
2020	$14.4
2021	12.4
2022	9.5
2023	6.3
2024	4.6
Thereafter	17.2
Total	64.4
Less: present value discount	(10.2)
Lease liability - operating	$54.2

Future minimum lease payments for our noncancellable leases as of December 31, 2018, were as follows:

(Amounts in millions)	Future Minimum Lease Payments
2019	$17.5
2020	14.7
2021	12.3
2022	9.2
2023	5.8
Thereafter	5.2
Total	$64.7

Note 18 — Related Parties

On June 17, 2019, the Company entered into a multiple element arrangement with Ripple consisting of two contracts: a securities purchase agreement (the “SPA”) and a commercial agreement. The commercial agreement is scheduled to expire on July 1, 2023.
Securities Purchase Agreement — Pursuant to the SPA, Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of common stock and ten-year warrants to purchase common stock at $0.01 per underlying share of common stock (“Ripple Warrants”). Ripple purchased this common stock and the Ripple Warrants as follows:

•
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

•
On November 22, 2019, the Company issued and sold to Ripple (i) 626,600 shares of common stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 4,251,449 shares of common stock at a per share reference price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $20.0 million representing the remaining amount of common stock and warrants that Ripple agreed to purchase under the SPA. The proceeds from the issuance to Ripple, net of the direct incremental costs, are recorded in “Additional paid-in capital” with the corresponding par value of the common stock issued in “Common stock” on the Consolidated Balance Sheets as of December 31, 2019.

The Company evaluated the fair values of each element within the multiple element arrangement and determined that it was not necessary to allocate any proceeds from the SPA to the commercial agreement.
Commercial Agreement — In June 2019, we entered into a commercial agreement with Ripple to utilize Ripple’s ODL platform (formerly known as xRapid), as well as XRP, to facilitate cross-border non-U.S. dollar exchange settlements. The Company is compensated by Ripple in XRP for developing and bringing liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. We refer to this compensation as market development fees.
The Company accounts for the XRP received as an indefinite-lived intangible asset, which is measured based on the fair market value of the XRP. Any future liquidation of such indefinite-lived intangible assets will result in capital gains or losses and will be recorded in “Occupancy, equipment and supplies” in the Consolidated Statement of Operations. See Note 8 — Goodwill and Intangible Assets for more information on the Company’s indefinite-lived intangible assets.
MoneyGram will recognize the XRP fees received from Ripple as vendor consideration, which will be presented as an offset to costs incurred to the vendor in “Transaction and operations support” in the Consolidated Statements of Operations. All activity related to the Ripple commercial agreement, including purchases and sales of XRP and consideration received in XRP, will be presented as part of operating activities in the Consolidated Statement of Cash Flows. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions.
Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.

The below table is a summary of the activity related to the commercial agreement as of December 31:

(Amounts in millions)	2019
Accounts receivable	$0.9
Market development fees	$11.3

Note 19 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly (loss) earnings per common share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.
2019 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second	Third (1)	Fourth
Total revenue	$315.4	$323.8	$322.2	$323.7
Total operating expenses	306.8	309.5	305.8	311.0
Operating income	8.6	14.3	16.4	12.7
Total other expenses, net	15.5	49.3	26.0	25.5
Loss before income taxes	$(6.9)	$(35.0)	$(9.6)	$(12.8)
Net loss	$(13.5)	$(27.2)	$(7.7)	$(11.9)
Basic and diluted loss per common share	$(0.21)	$(0.41)	$(0.10)	$(0.16)
(1) Third quarter 2019 reflects the reclassification of $2.4 million related party market development fees from total revenue to total operating expenses.
2018 Fiscal Quarters:

(Amounts in millions, except per share data)	First (1)	Second	Third (1)	Fourth
Total revenue	$380.0	$374.6	$347.2	$345.8
Total operating expenses	374.3	364.6	358.1	332.1
Operating income (loss)	5.7	10.0	(10.9)	13.7
Total other (income) expenses, net	(16.2)	15.1	15.3	15.2
Income (loss) before income taxes	$21.9	$(5.1)	$(26.2)	$(1.5)
Net income (loss)	$7.1	$2.3	$(20.9)	$(12.5)
Earnings (loss) per common share
Basic	$0.11	$0.04	$(0.32)	$(0.19)
Diluted	$0.11	$0.03	$(0.32)	$(0.19)
(1) In the first and third quarters of 2018, total operating expenses were impacted by additional accruals of $10.0 million and $30.0 million, respectively, related to the DPA matter.