Form 10-Q
period 2020-03-31
MONEYGRAM INTERNATIONAL INC
filed 2020-05-01
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2020.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
As of April 29, 2020, 63,438,859 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$131.0	$146.8
Settlement assets	2,944.5	3,237.0
Property and equipment, net	169.6	176.1
Goodwill	442.2	442.2
Other assets	208.4	182.9
Total assets	$3,895.7	$4,185.0
LIABILITIES
Payment service obligations	$2,944.5	$3,237.0
Debt, net	877.5	850.3
Pension and other postretirement benefits	76.8	77.5
Accounts payable and other liabilities	264.6	260.6
Total liabilities	4,163.4	4,425.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2020 and December 31, 2019	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 65,061,090 shares issued at March 31, 2020 and December 31, 2019	0.7	0.7
Additional paid-in capital	1,118.8	1,116.9
Retained loss	(1,488.5)	(1,460.1)
Accumulated other comprehensive loss	(70.3)	(63.5)
Treasury stock: 1,630,770 and 2,329,906 shares at March 31, 2020 and December 31, 2019, respectively	(12.3)	(18.3)
Total stockholders’ deficit	(267.7)	(240.4)
Total liabilities and stockholders’ deficit	$3,895.7	$4,185.0
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2020	2019
REVENUE
Fee and other revenue	$280.8	$301.0
Investment revenue	10.1	14.4
Total revenue	290.9	315.4
EXPENSES
Fee and other commissions expense	143.2	149.6
Investment commissions expense	3.0	6.3
Direct transaction expense	8.2	5.0
Total commissions and direct transaction expenses	154.4	160.9
Compensation and benefits	53.4	59.4
Transaction and operations support	38.0	52.1
Occupancy, equipment and supplies	14.9	15.4
Depreciation and amortization	17.1	19.0
Total operating expenses	277.8	306.8
OPERATING INCOME	13.1	8.6
Other expenses
Interest expense	23.8	13.9
Other non-operating expense	1.1	1.6
Total other expenses	24.9	15.5
Loss before income taxes	(11.8)	(6.9)
Income tax expense	9.7	6.6
NET LOSS	$(21.5)	$(13.5)

Basic and diluted loss per common share	$(0.28)	$(0.21)

Basic and diluted weighted-average outstanding common shares and equivalents used in computing loss per share	77.4	64.8
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
NET LOSS	$(21.5)	$(13.5)
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding gains on available-for-sale securities arising during the period	—	0.2
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 for the three months ended March 31, 2020 and 2019	0.4	0.8
Unrealized non-U.S. dollar translation adjustments, net of tax benefit of $0.0 for the three months ended March 31, 2020 and 2019	(7.2)	(3.1)
Other comprehensive loss	(6.8)	(2.1)
COMPREHENSIVE LOSS	$(28.3)	$(15.6)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21.5)	$(13.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17.1	19.0
Signing bonus amortization	12.5	11.7
Amortization of debt discount and debt issuance costs	2.9	0.7
Non-cash compensation and pension expense	3.1	4.1
Signing bonus payments	(25.0)	(10.1)
Change in other assets	(21.2)	(4.0)
Change in accounts payable and other liabilities	5.7	(12.0)
Other non-cash items, net	—	4.4
Net cash (used in) provided by operating activities	(26.4)	0.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(12.7)
Net cash used in investing activities	(10.1)	(12.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1.6)	(2.5)
Proceeds from revolving credit facility	23.0	—
Payments to tax authorities for stock-based compensation	(0.7)	(0.7)
Net cash provided by (used in) financing activities	20.7	(3.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15.8)	(15.6)
CASH AND CASH EQUIVALENTS—Beginning of period	146.8	145.5
CASH AND CASH EQUIVALENTS—End of period	$131.0	$129.9
Supplemental cash flow information:
Cash payments for interest	$17.6	$12.8
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	$183.9	$0.7	$1,118.8	$(1,488.5)	$(70.3)	$(12.3)	$(267.7)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	$183.9	$0.6	$1,049.4	$(1,411.5)	$(84.7)	$(20.0)	$(282.3)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: walk-in and digital. Through our walk-in channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer solutions such as moneygram.com, mobile solutions, fintech and digital partners, wallets and account deposit services as part of our digital channel. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
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
Impact of Novel Coronavirus (“COVID-19”) On Our Financial Statements — The global spread and unprecedented impact of COVID-19 is complex and rapidly-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and actions taken in response to the virus have negatively affected our workforce, agents, customers, financial markets, employment rates, consumer spending and credit markets, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed included, but were not limited to, our goodwill and other long-lived assets, allowance for credit losses, pension and other postretirement benefits and valuation allowances for tax assets. Based on our current assessment of these estimates, the Company recorded an increase in its deferred tax asset valuation allowance of $10.6 million, of which $10.1 million related to balances which existed at the beginning of the year. See Note 11 — Income Taxes for more information. There was no other material impact to our condensed consolidated financial statements as of and for the quarter ended March 31, 2020, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
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
Recent Accounting Pronouncements and Related Developments — In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASUs:

•ASU 2018-19 (Issued November 2018) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses
•ASU 2019-04 (Issued April 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
•ASU 2019-05 (Issued May 2019) — Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief
•ASU 2019-10 (Issued November 2019) — Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates
•ASU 2019-11 (Issued November 2019) — Codification Improvements to Topic 326, Financial Instruments - Credit Losses
•ASU 2020-02 (Issued February 2020) — Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)
•ASU 2020-03 (Issued March 2020) — Codification Improvements to Financial Instruments
ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a Securities and Exchange Commission ("SEC") filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. MoneyGram is a smaller reporting company and, as such, will adopt the amendments in these standards in 2023. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans. The amendments in this standard require that entities now disclose the weighted-average interest credit ratings for cash balance plans and other plans with promised interest credit ratings and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, as well as clarify and remove certain other disclosures. This standard is effective for fiscal years ending after December 15, 2020, and, as such, its disclosure requirements will be reflected in the 2020 Annual Report on Form 10-K. This standard does not impact our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide, if certain criteria are met, optional expedients and exceptions for applying the GAAP requirements for contract modifications, hedging relationships and sales or transfers of debt securities, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform through December 31, 2022. The adoption of this ASU is optional and the election can be made anytime during the effective period. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. MoneyGram is currently evaluating the impact of this standard and has not yet determined whether we will elect the optional expedients.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Reorganization Costs

In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the “2019 Organizational Realignment”). The workforce reduction was designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $7.5 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, which are recorded in “Compensation and benefits” on the Condensed Consolidated Statements of Operations in the Global Funds Transfer reporting segment.
The following table is a roll-forward of the reorganization costs accrual as of March 31, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$4.6
Expenses	0.7
Cash payments	(4.6)
Balance, March 31, 2020	$0.7

The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses as of March 31, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$6.8
First quarter 2020	0.7
Total cumulative reorganization costs incurred to date	$7.5

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	March 31, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$1,371.6	$1,531.1
Receivables, net	579.5	715.5
Interest-bearing investments	989.1	985.9
Available-for-sale investments	4.3	4.5
	$2,944.5	$3,237.0
Payment service obligations	$(2,944.5)	$(3,237.0)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.5	$—	$3.5
Asset-backed and other securities	—	0.8	0.8
Forward contracts	4.3	—	4.3
Total financial assets	$7.8	$0.8	$8.6
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.6	$—	$3.6
Asset-backed and other securities	—	0.9	0.9
Forward contracts	—	—	—
Total financial assets	$3.6	$0.9	$4.5
Financial liabilities:
Forward contracts	$0.8	$—	$0.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of the first lien credit facility is estimated using an observable market quotation (Level 2). As of March 31, 2020 and December 31, 2019, the fair value of the first lien credit facility was $460.9 million and $577.6 million, respectively, with carrying value of $640.2 million and $641.8 million, respectively. The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves. As of March 31, 2020 and December 31, 2019, the fair value of the second lien credit facility was $185.7 million and $236.7 million, respectively, with carrying value of $254.6 million and $251.4 million, respectively.
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2020 and December 31, 2019.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2020	December 31, 2019
Cash	$1,500.1	$1,675.4
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,502.6	1,677.9
Interest-bearing investments	989.1	985.9
Available-for-sale investments	4.3	4.5
Total investment portfolio	$2,496.0	$2,668.3
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.

The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
March 31, 2020
Residential mortgage-backed securities	$3.1	$0.4	$3.5
Asset-backed and other securities	0.2	0.6	0.8
Total	$3.3	$1.0	$4.3

December 31, 2019
Residential mortgage-backed securities	$3.3	$0.3	$3.6
Asset-backed and other securities	0.2	0.7	0.9
Total	$3.5	$1.0	$4.5
As of March 31, 2020 and December 31, 2019, 81% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
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
The following net (losses) gains related to assets and liabilities denominated in non-U.S. dollar are included in “Transaction and operations support” in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Net realized non-U.S. dollar loss	$(3.8)	$(3.5)
Net gain from the related forward contracts	6.3	5.1
Net gain from non-U.S. dollar transactions and related forward contracts	$2.5	$1.6
As of March 31, 2020 and December 31, 2019, the Company had $389.4 million and $349.1 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of March 31, 2020 and December 31, 2019, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Forward contracts	Other assets	$4.8	$0.2	$(0.5)	$(0.2)	$4.3	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Forward contracts	Accounts payable and other liabilities	$0.5	$1.0	$(0.5)	$(0.2)	$—	$0.8
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2020	December 31, 2019
6.95% first lien revolving credit facility due 2022	$23.0	$—
7.00% first lien credit facility due 2023	640.2	641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	917.8	893.2
Unamortized debt issuance costs and debt discounts	(40.3)	(42.9)
Total debt, net	$877.5	$850.3
First Lien Credit Agreement and Revolving Credit Facility — The First Lien Credit Agreement provides for (i) a senior secured three-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, which matures September 30, 2022 (the “First Lien Revolving Credit Facility”) and (ii) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the “First Lien Term Credit Facility” and together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”).
As of March 31, 2020, the Company had $23.0 million borrowings under the First Lien Revolving Credit Facility, which are used for general corporate purposes. The First Lien Credit Agreement also provides that in the event the Company’s cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing.
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

The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company’s cash and cash equivalents and other settlement assets exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $131.0 million and $146.8 million as of March 31, 2020 and December 31, 2019, respectively. The table below summarizes the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of March 31, 2020, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.374 to 1.00, our first lien leverage ratio was 2.900 to 1.00 and our total leverage ratio was 4.013 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Interest cost	$0.8	$1.7
Expected return on plan assets	(0.2)	(1.1)
Amortization of net actuarial loss	0.5	0.9
Net periodic benefit expense	$1.1	$1.5
The Company had nominal net periodic benefit expense for the three months ended March 31, 2020 and 2019, for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2020.
Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended March 31,
(Amounts in millions)	2020	2019	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.5	$0.9	"Other non-operating expense"
Total before tax	0.5	0.9
Tax benefit, net	(0.1)	(0.1)
Total reclassified for the period, net of tax	$0.4	$0.8

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive (loss) income	—	(7.2)	0.4	(6.8)
March 31, 2020	$1.6	$(35.3)	$(36.6)	$(70.3)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Adoption of 2018-02 ASU	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	$2.1	$(31.0)	$(55.8)	$(84.7)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Stock-based compensation expense	$2.0	$2.6
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2019	409,296	$19.34	2.4 years	$—
Forfeited/Expired	(22,081)	20.65
Options outstanding, vested or expected to vest, and exercisable at March 31, 2020	387,215	$19.27	2.1 years	$—
As of March 31, 2020, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In March 2020, the Company granted time-based restricted stock units, which vest in three equal installments on each anniversary of the grant date. As of March 4, 2020, the grant date, the Company had remaining authorization to issue grants of up to 1,919,406 shares under its 2005 Omnibus Incentive Plan (“2005 Plan”). If the March 2020 grants were to be fully settled in stock, an additional 1,279,888 shares of Company common stock would be needed under the 2005 Plan to be able to settle those awards. At the 2020 Annual Meeting of Stockholders, the stockholders will be asked to approve the amendment and restatement of the 2005 Plan, which includes among other items, approval for increasing the number of shares that may be issued under the plan by 8,900,000 shares. If the amendment and restatement is approved at the 2020 Annual Meeting of Stockholders, it will become effective as of May 6, 2020.

The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2019	2,731,758	$5.02	0.9 years	$5.7
Granted	3,199,294	2.12
Vested and converted to shares	(997,868)	6.90
Forfeited	(99,042)	3.73
Restricted stock units outstanding at March 31, 2020	4,834,142	$2.74	1.6 years	$6.3
Restricted stock units vested and deferred at March 31, 2020	54,472	$8.26		$0.1
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Weighted-average grant-date fair value of restricted stock units vested during the period	$6.9	$8.9
Total intrinsic value of vested and converted shares	$2.5	$2.5
As of March 31, 2020, the Company’s outstanding restricted stock units had unrecognized compensation expense of $11.0 million with a remaining weighted-average vesting period of 2.4 years. The Company had $0.1 million of expense related to liability classified restricted stock units for the three months ended March 31, 2020.

Note 11 — Income Taxes

For the three months ended March 31, 2020, the Company recognized an income tax expense of $9.7 million on a pre-tax loss of $11.8 million primarily due to an increase in valuation allowance, U.S. taxation of foreign earnings, non-deductible expenses, foreign taxes net of federal income tax benefits and the reversal of tax benefits on share-based compensation, all of which were partially offset by U.S. tax credits. The change in valuation allowance was triggered by a three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, we recorded an additional valuation allowance of $10.6 million, of which $10.1 million related to balances which existed at the beginning of the year, against our deferred tax assets for which ultimate realization is dependent upon the generation of future taxable income during the periods in which they become deductible. The valuation allowance does not, however, impact our cash position, our liquidity, or our tax returns.
For the three months ended March 31, 2019, the Company recognized an income tax expense of $6.6 million on a pre-tax loss of $6.9 million primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the liability for unrecognized tax benefits was $18.2 million for both periods, exclusive of interest and penalties. For the three months ended March 31, 2020 and 2019, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $18.2 million in both years. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, the Company's accrual for interest and penalties increased by $0.3 million in each period. As of March 31, 2020 and December 31, 2019, the Company had a liability of $8.6 million and $8.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of March 31, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Letters of Credit — At March 31, 2020, the Company had nominal outstanding letters of credit and $23.0 million borrowings under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million of liability recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, a nominal charge was recorded for legal proceedings in “Transaction and operations support” in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission (“FTC”) in October 2009 and with the deferred prosecution agreement (the "DPA") that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys’ fees. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the “Consent Order”) with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company’s anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the “Agreements.” On February 25, 2020, the Company entered into an Amendment to Amendment to and Extension of DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. The Company continues to engage in discussions with the Government regarding a potential further extension of the deadline to make the final $55.0 million payment and a reduction of such payment. The Company intends to fulfil its obligation regarding the final payment and the other terms of the Amended DPA.
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
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court did not change the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made as of March 31, 2020.
Pending the ultimate outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments up to $20.5 million on amounts that have previously been accrued. The Company recently filed a Notice of Appeal to the Fifth Circuit Court of Appeals on February 21, 2020, and therefore expects that any potential payment would not be due before 2021.

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
The following table summarizes the weighted-average share amounts used in calculating loss per share:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Basic and diluted common shares outstanding	77.4	64.8
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans and upon exercise of the Ripple Warrants (as defined below) are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders. The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Shares related to stock options	0.4	1.3
Shares related to restricted stock units	2.8	2.5
Shares related to warrants	6.0	—
Shares excluded from the computation	9.2	3.8

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended March 31, 2020 and 2019, Walmart accounted for 14% and 16%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Global Funds Transfer revenue
Money transfer revenue	$255.9	$273.3
Bill payment revenue	13.4	15.9
Total Global Funds Transfer revenue	269.3	289.2
Financial Paper Products revenue
Money order revenue	12.1	13.9
Official check revenue	9.5	12.3
Total Financial Paper Products revenue	21.6	26.2
Total revenue	$290.9	$315.4
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Global Funds Transfer operating income	$6.7	$1.1
Financial Paper Products operating income	7.0	8.2
Total segment operating income	13.7	9.3
Other operating loss	(0.6)	(0.7)
Total operating income	13.1	8.6
Interest expense	23.8	13.9
Other non-operating expense	1.1	1.6
Loss before income taxes	$(11.8)	$(6.9)
The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2020	December 31, 2019
Global Funds Transfer	$1,259.4	$1,318.3
Financial Paper Products	2,581.5	2,819.1
Other	54.8	47.6
Total assets	$3,895.7	$4,185.0

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Global Funds Transfer revenue
Money transfer fee revenue	$251.5	$269.9
Bill payment services fee revenue	13.4	15.9
Other revenue	4.4	3.4
Total Global Funds Transfer fee and other revenue	269.3	289.2
Financial Paper Products revenue
Money order fee revenue	2.0	2.3
Official check outsourcing services fee revenue	2.0	2.1
Other revenue	7.5	7.4
Total Financial Paper Products fee and other revenue	11.5	11.8
Investment revenue	10.1	14.4
Total revenue	$290.9	$315.4

Timing of revenue recognition:
Services and products transferred at a point in time	$266.9	$288.1
Products transferred over time	2.0	2.1
Total revenue from services and products	268.9	290.2
Investment revenue	10.1	14.4
Other revenue	11.9	10.8
Total revenue	$290.9	$315.4
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Related Parties

In June 2019, the Company entered into a multiple element arrangement with Ripple Labs Inc. ("Ripple") consisting of two contracts: a securities purchase agreement (the “SPA”) and a commercial agreement. Pursuant to the SPA, the Company issued and sold to Ripple an aggregate of 6,237,523 shares of common stock and warrants to purchase 5,957,600 shares of common stock (“Ripple Warrants”) pursuant to separate issuances of common stock and Ripple Warrants, one in June 2019 and another in November 2019. Through the commercial agreement, which is scheduled to expire on July 1, 2023, we utilize Ripple’s On Demand Liquidity ("ODL") platform (formerly known as xRapid), as well as XRP, to facilitate cross-border non-U.S. dollar exchange settlements.
Related party transactions are not necessarily indicative of an arm’s length transaction or comparable to a transaction that had been entered into with independent parties.
The “Transaction and operations support” line on the Condensed Consolidated Statements of Operations includes market development fees of $16.6 million for the three months ended March 31, 2020. As of March 31, 2020, the “Other assets” line in the Condensed Consolidated Balance Sheets included accounts receivable and a cryptocurrency indefinite-lived intangible asset of $0.9 million and $3.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global leader in cross-border peer-to-peer payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, a kiosk, or any one of the hundreds of thousands of agent locations in approximately 200 countries and territories, with over 70 countries now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and directly to consumers through our digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, fintech and digital partners, wallets and account deposit services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 380,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 88% of total revenue for the three months ended March 31, 2020. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments’ performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
Over the past few months, we have seen the profound impact the outbreak of COVID-19 is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly across the globe but have resulted in stay-at-home orders and the mandatory closing of retail establishments across many of the countries in which we operate.
MoneyGram observed a decline in transaction volume and related revenue in its walk-in channel in the middle of March 2020 as the impact of mandatory closures and stay-at-home orders took effect. Many of our agents around the world were forced to suspend operations due to mandatory government closure orders. In addition, demand for money transfer services has decreased as lower levels of economic activity and increases in unemployment have impacted consumers.
The impact of COVID-19 for the remainder of the year and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, the rate and nature of any economic recovery and whether and how our customers change their behaviors over the longer term.

MoneyGram Response to COVID-19
The Company has been actively addressing the COVID-19 situation and its impact globally with a COVID Task Force working to mitigate the potential impacts to our people and business. MoneyGram has taken the following steps to preserve value and maintain continuity of operations in response to the pandemic:
•Implementing its global Business Continuity Plan;
•Establishing employee support initiatives including mandatory work from home arrangements;
•Reducing expenses and preserving cash by:
◦Suspending a majority of discretionary expenses not directly related to revenue-generating activity;
◦Reducing salaries of non-hourly employees, including executive officers and board of director cash retainers, by 20%;
◦Deferring employer Social Security tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security (CARES) Act; and
◦Borrowing $23.0 million under the revolving credit facility to increase our cash position and preserve financial flexibility.
•Conducting proactive outreach to governmental and regulatory bodies;
•Proactively managing fraud prevention programs to protect consumers from COVID-19-related financial scams; and
•Alerting and directing consumers to the website and app, and encouraging direct-to-account transfers.
We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key agents or disruptions related to our contractual counterparties that might arise as a result of COVID-19. While we have not experienced disruptions in our service offerings aside from mandatory agent location closures, it is possible that further disruptions could occur as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
Business Environment
Worldwide political and economic conditions remained highly dynamic, as evidenced by political unrest in certain markets, currency controls in select countries and a volatile immigration environment. Given the global extent of the current political and economic conditions, money transfer volumes and the average face value of money transfers continue to be highly variable by corridor and country. The World Bank is predicting significant reductions in global remittance levels for the remainder of this year due to the economic impact of COVID-19.
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
In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower price point of the white-label service has negatively impacted our revenue and operating income. On November 4, 2019, Walmart announced that the white-label money transfer service would be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. For the first quarter of 2020, the MoneyGram “powered by” white-label Walmart2World product represented approximately 9% of total revenue. In the first quarter of 2020, the Walmart marketplace impacted revenue but had a negligible impact on transaction volumes on a year-over-year basis.
As of March 31, 2020, the Company has digital capabilities through which consumers can send and receive money in over 70 countries across the globe. Furthermore, the Company is expanding its online presence through the continued growth of its native application, which was available in 26 countries as of March 31, 2020. In the first quarter of 2020, the Company removed its kiosk-based services from its digital channel. Prior year amounts have been updated to reflect this change. Digital solutions revenue for the three months ended March 31, 2020 was $33.0 million, or 13% of money transfer revenue, compared to $28.3 million, or 10% of money transfer revenue, for the three months ended March 31, 2019. Total digital transactions represented 18% of money transfer transactions for the three months ended March 31, 2020.
In 2019, we announced a commercial agreement with Ripple, which is scheduled to expire on July 1, 2023. The commercial agreement allows MoneyGram to utilize Ripple's ODL platform (formerly known as xRapid), as well as XRP, to facilitate foreign exchange trading. The Company is compensated by Ripple for developing and bringing trading volume and liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. The Company anticipates that this partnership, at scale, could reduce our working capital needs in the future. The Company also expects that the partnership will continue to positively impact EBITDA and cash flows during the term of the commercial agreement. For the three months ended March 31, 2020, the Company received a net benefit of $12.1 million composed of $16.6 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $4.5 million, both of which were included in "Transaction and operations support" line on the Condensed Consolidated Statements of Operations.
In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the “2019 Organizational Realignment”). The workforce reduction was designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $7.5 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, all of which resulted in cash expenditures that were substantially paid out in the first quarter of 2020. We expect the 2019 Organizational Realignment to reduce annualized operating expenses by approximately $18.0 million beginning in 2020.
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
As a result of the uncertainty created by the COVID-19 pandemic, the Company is unable to predict whether the trends discussed below will continue during the remainder of the year. As a result of COVID-19, we expect pricing pressure and competition to be continuous challenges through 2020. Currency volatility, liquidity pressure on central banks, geopolitical volatility and pressure on labor markets may also continue to impact our business. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, accelerate digital growth, be the preferred partner for agents, and evaluate new revenue streams by pursuing business models of the future.
From a digital channel perspective, we are focusing on new products and expanding our digital capabilities into new countries. In February 2020, the Company launched MoneyGram FastSend, a new service through which consumers can send money quickly and easily to their friend's mobile phone number via the MoneyGram website and mobile app.
In 2020, we expect to continue to enhance our global walk-in business across several key regions. In the first quarter of 2020, we signed a partnership with EBIX Inc. to become the Company’s exclusive walk-in provider in India. This partnership will provide the Company with significantly increased reach in the rural areas of India, the world’s largest receive market. Additionally, we have signed a strategic partnership with LuLu Money to extend the Company’s network in the Asia-Pacific region and Oman.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates rise, and conversely, a negative impact if interest rates decline. The decline in interest-rates due to the COVID-19 pandemic has negatively impacted our investment revenue.
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
Digital Channel — Transactions in which either the send transaction, the receive transaction, or both occur through one of our digital solutions such as moneygram.com, mobile solutions, fintech and digital partners, wallets or account deposit services.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019	% Change
Revenue
Fee and other revenue	$280.8	$301.0	(7)%
Investment revenue	10.1	14.4	(30)%
Total revenue	290.9	315.4	(8)%
Expenses
Fee and other commissions expense	143.2	149.6	(4)%
Investment commissions expense	3.0	6.3	(52)%
Direct transaction expense	8.2	5.0	64%
Total commissions and direct transaction expenses	154.4	160.9	(4)%
Compensation and benefits	53.4	59.4	(10)%
Transaction and operations support	38.0	52.1	(27)%
Occupancy, equipment and supplies	14.9	15.4	(3)%
Depreciation and amortization	17.1	19.0	(10)%
Total operating expenses	277.8	306.8	(9)%
Operating income	13.1	8.6	52%
Other expenses
Interest expense	23.8	13.9	71%
Other non-operating expense	1.1	1.6	(31)%
Total other expenses	24.9	15.5	61%
Loss before income taxes	(11.8)	(6.9)	71%
Income tax expense	9.7	6.6	47%
Net loss	$(21.5)	$(13.5)	59%

Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$269.3	93%	$289.2	92%
Financial Paper Product fee and other revenue	11.5	4%	11.8	4%
Investment revenue	10.1	3%	14.4	5%
Total revenue	$290.9	100%	$315.4	100%
For the three months ended March 31, 2020, total revenue declined when compared to the prior reporting period, primarily due to the decline in the Global Funds Transfer fee and other revenue, as a result of agent locations closing due to COVID-19, the Walmart2World service and pricing pressure due to increased competition. For the three months ended March 31, 2020, Financial Paper Product fee and other revenue remained relatively flat when compared to 2019. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three months ended March 31, 2020, investment revenue decreased primarily due to lower interest rates when compared to the prior period.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Total commissions and direct transaction expenses	$154.4	53%	$160.9	51%
Compensation and benefits	53.4	18%	59.4	19%
Transaction and operations support	38.0	13%	52.1	17%
Occupancy, equipment and supplies	14.9	5%	15.4	5%
Depreciation and amortization	17.1	6%	19.0	6%
Total operating expenses	$277.8	95%	$306.8	97%
For the three months ended March 31, 2020, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to a decrease in transaction and operations support driven by the benefit from the market development fees received from Ripple and the realization of cost efficiencies from our 2019 Organizational Realignment.
Total Commissions and Direct Transaction Expenses
For the three months ended March 31, 2020, total commissions and direct transaction expenses as a percentage of total revenue increased when compared to the prior period, primarily due to the increase in direct transaction expense. See the "Segments Results" section below for more information on commissions and direct transaction expense by segment.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2019 to 2020:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2019	$59.4
Change resulting from:
Restructuring and reorganization costs	(2.6)
Net salaries, related payroll taxes and cash incentive compensation	(1.2)
Employee stock-based compensation	(0.6)
Employee capitalized software development	(0.5)
Impact from changes in exchange rates	(0.5)
Other	(0.6)
For the period ended March 31, 2020	$53.4
For the three months ended March 31, 2020, compensation and benefits decreased primarily due to a reduction in headcount and the completion of the restructuring and reorganization activities.

Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges, the impact of non-U.S. dollar exchange rate movements on our monetary transactions and assets and liabilities denominated in a currency other than the U.S. dollar, and Ripple market development fees and related transaction and trading expenses.
The following table is a summary of the change in transaction and operations support from 2019 to 2020:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2019	$52.1
Change resulting from:
Market development fees	(16.6)
Transaction and trading expenses	4.5
Marketing costs	(3.0)
Outsourcing, independent contractor and consultant costs	(2.4)
Provision for loss	2.1
Bank charges	0.9
Other	0.4
For the period ended March 31, 2020	$38.0
For the three months ended March 31, 2020, transaction and operations support decreased primarily due to a benefit from Ripple market development fees, which was partially offset by related transaction and trading expenses.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2020, occupancy, equipment and supplies expense remained relatively flat when compared to the prior period.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2020, depreciation and amortization decreased by $1.9 million when compared to the prior period due to a decrease in capital expenditures as a result of our migration to cloud computing.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019	2020 vs 2019
Money transfer revenue	$255.9	$273.3	$(17.4)
Bill payment revenue	13.4	15.9	(2.5)
Total Global Funds Transfer revenue	$269.3	$289.2	$(19.9)

Fee and other commissions and direct transaction expenses	$151.3	$154.3	$(3.0)

Money Transfer Revenue
The following table details the changes in money transfer fee and other revenue from 2019 to 2020:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2019	$273.3
Change resulting from:
Average face value per transaction and pricing	(22.9)
Money transfer volume	4.5
Corridor mix	2.8
Impact from changes in exchange rates	(2.8)
Other	1.0
For the period ended March 31, 2020	$255.9
For the three months ended March 31, 2020, the decrease in money transfer fee and other revenue was primarily driven by the decrease in average face value per transaction and pricing, which was impacted by agent locations closing due to COVID-19, the Walmart2World service and pricing pressure from increased competition. The decrease was partially offset by an increase in money transfer transaction volume from an increase in moneygram.com transactions.
Bill Payment Fee Revenue
For the three months ended March 31, 2020, bill payment fee and other revenue decreased by $2.5 million or 16% when compared to the prior period due to increased competition and the impact of COVID-19.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2019 to 2020:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2019	$149.3
Change resulting from:
Money transfer revenue	(7.0)
Money transfer corridor and agent mix	2.0
Impact from changes in exchange rates	(1.3)
Signing bonuses	1.0
Bill payment revenue and commission rates	(0.9)
For the period ended March 31, 2020	$143.1
For the three months ended March 31, 2020, fee and other commissions decreased primarily due to decreases in money transfer revenue from the decline in pricing discussed above and the impact from changes in exchange rates. The decrease was partially offset by favorable money transfer corridor and agent mix.
Direct Transaction Expense
For the three months ended March 31, 2020, direct transaction expense of $8.2 million increased by $3.2 million when compared to the three months ended March 31, 2019, due to an increase in moneygram.com transactions.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019	2020 vs 2019
Money order revenue	$12.1	$13.9	$(1.8)
Official check revenue	9.5	12.3	(2.8)
Total Financial Paper Products revenue	$21.6	$26.2	$(4.6)

Commissions expense	$3.1	$6.6	$(3.5)

Financial Paper Products revenue decreased by $4.6 million or 18% during the three months ended March 31, 2020, primarily due to the decline in investment revenue.
For the three months ended March 31, 2020, commissions expense for Financial Paper Products decreased by $3.5 million when compared to the prior period, due to a decrease in investment commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019	2020 vs 2019
Operating income:
Global Funds Transfer	$6.7	$1.1	$5.6
Financial Paper Products	7.0	8.2	(1.2)
Total segment operating income	13.7	9.3	4.4
Other	(0.6)	(0.7)	0.1
Total operating income	$13.1	$8.6	$4.5

Total operating margin	4.5%	2.7%	1.8%
Global Funds Transfer	2.5%	0.4%	2.1%
Financial Paper Products	32.4%	31.3%	1.1%
For the three months ended March 31, 2020, the Global Funds Transfer segment operating income and margin increased when compared to the three months ended March 31, 2019, by $5.6 million and 2.1%, respectively. The increases in operating income and margin were primarily due to the decrease in operating expenses resulting from the benefit of the market development fees received from Ripple, which were partially offset by the decline in money transfer fee and other revenue.
For the three months ended March 31, 2020, the Financial Paper Products segment operating income decreased when compared to the three months ended March 31, 2019, primarily due to the decrease in investment revenue. The Financial Paper Products operating margin for the three months ended March 31, 2020 increased when compared to the prior year period primarily from the decrease in investment commissions expense.
For the three months ended March 31, 2020, the Company's other operating loss remained relatively flat.
Other Expenses
For the three months ended March 31, 2020, total other expenses increased by $9.4 million primarily due to an increase in interest expense as a result of the credit facilities entered into in June 2019, which are discussed in Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
For the three months ended March 31, 2020, the Company recognized an income tax expense of $9.7 million on a pre-tax loss of $11.8 million primarily due to an increase in valuation allowance, U.S. taxation of foreign earnings, non-deductible expenses, foreign taxes net of federal income tax benefits and the reversal of tax benefits on share-based compensation, all of which were partially offset by U.S. tax credits. The change in valuation allowance was triggered by a three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, we recorded an additional valuation allowance of $10.6 million, of which $10.1 million related to balances which existed at the beginning of the year, against our deferred tax assets for which ultimate realization is dependent upon the generation of future taxable income during the periods in which they become deductible. The valuation allowance does not, however, impact our cash position, our liquidity, or our tax returns.
For the three months ended March 31, 2019, the Company recognized an income tax expense of $6.6 million on a pre-tax loss of $6.9 million primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.

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
The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019	Change
Loss before income taxes	$(11.8)	$(6.9)	$(4.9)
Interest expense	23.8	13.9	9.9
Depreciation and amortization	17.1	19.0	(1.9)
Signing bonus amortization	12.5	11.7	0.8
EBITDA	41.6	37.7	3.9
Significant items impacting EBITDA:
Direct monitor costs	4.8	4.1	0.7
Compliance enhancement program	2.0	1.5	0.5
Stock-based, contingent and incentive compensation	2.0	2.6	(0.6)
Restructuring and reorganization costs	0.5	3.5	(3.0)
Legal and contingent matters	0.4	0.6	(0.2)
Severance and related costs	0.2	0.1	0.1
Adjusted EBITDA	$51.5	$50.1	$1.4

Adjusted EBITDA change, as reported	3%
Adjusted EBITDA change, constant currency adjusted	4%

Adjusted EBITDA	$51.5	$50.1	$1.4
Cash payments for interest	(17.6)	(12.8)	(4.8)
Cash payments for taxes, net of refunds	(2.1)	(1.2)	(0.9)
Cash payments for capital expenditures	(10.1)	(12.7)	2.6
Cash payments for agent signing bonuses	(25.0)	(10.1)	(14.9)
Adjusted Free Cash Flow	$(3.3)	$13.3	$(16.6)
For the three months ended March 31, 2020, the Company generated EBITDA of $41.6 million and Adjusted EBITDA of $51.5 million. EBITDA and Adjusted EBITDA increased when compared to the same period in 2019 because of cost saving initiatives, which were partially offset by the decrease in fee and other revenue. Additionally, EBITDA and Adjusted EBITDA include the impact from the net benefit of $12.1 million, composed of $16.6 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $4.5 million.

For the three months ended March 31, 2020, Adjusted Free Cash Flow decreased by $16.6 million when compared to the same periods in 2019. The decline was primarily due to the increase in cash payments for interest and signing bonuses.
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

(Amounts in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$131.0	$146.8
Settlement assets:
Settlement cash and cash equivalents	1,371.6	1,531.1
Receivables, net	579.5	715.5
Interest-bearing investments	989.1	985.9
Available-for-sale investments	4.3	4.5
	$2,944.5	$3,237.0
Payment service obligations	$(2,944.5)	$(3,237.0)
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
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing the remaining balance under our First Lien Revolving Credit Facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.

We preposition cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including the remaining availability under our credit facilities, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2020, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.5 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.

Available-for-sale Investments
Our investment portfolio includes $4.3 million of available-for-sale investments as of March 31, 2020. U.S. government agency residential mortgage-backed securities comprise $3.5 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.8 million.
Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2020	December 31, 2019
6.95% first lien revolving credit facility due 2022	$23.0	$—
7.00% first lien credit facility due 2023	640.2	641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	917.8	893.2
Unamortized debt issuance costs and debt discounts	(40.3)	(42.9)
Total debt, net	$877.5	$850.3
As of March 31, 2020, the Company had $23.0 million borrowings and nominal outstanding letters of credit under its revolving credit facility and had $11.9 million of availability. The First Lien Credit Agreement provides that in the event the Company’s cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of March 31, 2020, the Company had cash and cash equivalents of $131.0 million. The effective interest rate on the first lien credit facility decreased from 7.80% as of December 31, 2019, to 7.00% as of March 31, 2020, due to decreases in the Eurodollar rate. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of March 31, 2020, our credit ratings from Moody’s and S&P were B3 with a negative outlook and B with a stable outlook, respectively. In April 2020, S&P updated their outlook from stable to negative. Our credit facilities, regulatory capital requirements and other obligations are not linked or impacted by changes in our credit ratings.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2020	2019	2020 vs 2019
Net cash (used in) provided by operating activities	$(26.4)	$0.3	$(26.7)
Net cash used in investing activities	(10.1)	(12.7)	2.6
Net cash provided by (used in) financing activities	20.7	(3.2)	23.9
Net change in cash and cash equivalents	$(15.8)	$(15.6)	$(0.2)
Cash Flows from Operating Activities
For the three months ended March 31, 2020, operating cash decreased when compared to the prior period primarily due to an increase in payments for agent signing bonuses and the increase in cash payments for interest.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the three months ended March 31, 2020 and 2019, included capital expenditures of $10.1 million and $12.7 million, respectively.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities increased by $23.9 million as a result of borrowing on our First Lien Revolving Credit Facility and lower principal payments on debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2020. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “intends,” “continues,” “will,” “should,” “could,” “may,” “would,” “goals” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:
•the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for work stoppages, lockdowns, shelter-in-place or restricted movement guidelines, service delays and lower consumer and commercial activity;
•our ability to compete effectively;
•our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of additional competing white-label money transfer products or otherwise, and due to increased costs or loss of business as a result of higher compliance standards;
•a security or privacy breach in systems, networks or databases on which we rely;
•current and proposed regulations addressing consumer privacy and data use and security;
•our ability to manage fraud risks from consumers or agents; litigation and regulatory proceedings involving us or our agents, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;
•uncertainties relating to compliance with the Amended DPA entered into with the U.S. federal government and the effect of the Amended DPA on our reputation and business and our ability to make payments required under the Amended DPA;
•disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;
•the ability of us and our agents to maintain adequate banking relationships;
•our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;
•our high degree of leverage and substantial debt service obligations, significant debt covenant requirements and our ability to comply with such requirements, our below investment-grade credit rating and our ability to maintain sufficient capital;
•weakness in economic conditions, in both the U.S. and global markets;
•a significant change, material slow down or complete disruption of international migration patterns;
•our ability to manage risks associated with our international sales and operations, including exchange rates among currencies;

•our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain OFAC restrictions;
•major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;
•changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;
•our ability to manage credit risks from our agents and official check financial institution customers;
•our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;
•our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;
•any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;
•our capital structure; and
•the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2019. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
The following risk factor disclosure should be read in conjunction with the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). For further information, refer to Part I, Item 1A, "Risk Factors," in the Company's 2019 10-K.
The recent Novel Coronavirus outbreak, which has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world has adversely affected, and may continue to materially adversely affect, our business operations, financial condition, liquidity and cash flow.
The outbreak of the Novel Coronavirus (“COVID-19”) has been declared a pandemic by the World Health Organization and has spread to the United States and continues to grow both in the U.S. and globally, causing significant macroeconomic uncertainty, volatility and disruption. In response, many governments have initiated social distancing rules, lockdowns or shelter-in-place orders resulting in the closure of many businesses. These actions have resulted in an overall reduction in consumer activity and the closure of many of our agent locations.
COVID-19 and the related economic fallout began to adversely impact MoneyGram’s results of operations in the middle of March 2020. The inability of our agents to operate normally has reduced the volume of consumer transactions in almost all of the 200 countries and territories in which we operate. These recent developments have negatively impacted and may continue to negatively impact our sales and operating margin as well as our workforce, agents and customers.
It is impossible to predict the scope and duration of the impact of COVID-19 on our business as the situation is rapidly evolving and there are a number of uncertainties related to this pandemic. These uncertainties include, but are not limited to, the potential adverse effect on the global economy, our agent network, travel and transportation services, our employees and customers. Even after the government begins to lift the restrictions on citizens and businesses, the resulting economic impact of COVID-19 may continue to negatively impact our business and increases in COVID-19 cases could result in a return to lockdowns and shelter-in-place orders. This situation continues to evolve rapidly, and additional adverse effects may arise that we are not aware of currently. All of these effects discussed above could have a material adverse effect our near-term and long-term revenues, earnings, liquidity and cash flows.

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

10.1
Termination Agreement dated March 23, 2020, by and among MoneyGram International, Inc., affiliates of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 23, 2020).

10.2*	Letter Agreement dated March 26, 2020 by and between the Company and W. Alexander Holmes
10.3*	Form of Letter Agreement by and between the Company and each Executive Officer of the Company dated March 30, 2020
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*	The following materials from MoneyGram's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 1, 2020	By:	/s/ LAWRENCE ANGELILLI
Lawrence Angelilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)