Form 10-Q
period 2020-06-30
MONEYGRAM INTERNATIONAL INC
filed 2020-07-31
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2020.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
As of July 29, 2020, 63,564,178 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$130.6	$146.8
Settlement assets	3,501.5	3,237.0
Property and equipment, net	158.2	176.1
Goodwill	442.2	442.2
Other assets	185.3	182.9
Total assets	$4,417.8	$4,185.0
LIABILITIES
Payment service obligations	$3,501.5	$3,237.0
Debt, net	855.6	850.3
Pension and other postretirement benefits	76.3	77.5
Accounts payable and other liabilities	252.9	260.6
Total liabilities	4,686.3	4,425.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at June 30, 2020 and December 31, 2019	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 65,061,090 shares issued at June 30, 2020 and December 31, 2019	0.7	0.7
Additional paid-in capital	1,120.3	1,116.9
Retained loss	(1,494.1)	(1,460.1)
Accumulated other comprehensive loss	(68.0)	(63.5)
Treasury stock: 1,504,305 and 2,329,906 shares at June 30, 2020 and December 31, 2019, respectively	(11.3)	(18.3)
Total stockholders’ deficit	(268.5)	(240.4)
Total liabilities and stockholders’ deficit	$4,417.8	$4,185.0
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2020	2019	2020	2019
REVENUE
Fee and other revenue	$275.5	$309.3	$556.3	$610.3
Investment revenue	4.3	14.5	14.4	28.9
Total revenue	279.8	323.8	570.7	639.2
EXPENSES
Fee and other commissions expense	141.4	155.4	284.6	305.0
Investment commissions expense	0.2	6.2	3.2	12.5
Direct transaction expense	11.3	6.2	19.5	11.2
Total commissions and direct transaction expenses	152.9	167.8	307.3	328.7
Compensation and benefits	53.2	53.5	106.6	112.9
Transaction and operations support	21.3	54.5	59.3	106.6
Occupancy, equipment and supplies	14.2	15.5	29.1	30.9
Depreciation and amortization	16.2	18.2	33.3	37.2
Total operating expenses	257.8	309.5	535.6	616.3
OPERATING INCOME	22.0	14.3	35.1	22.9
Other expenses
Interest expense	22.7	14.0	46.5	27.9
Other non-operating expense	1.2	35.3	2.3	36.9
Total other expenses	23.9	49.3	48.8	64.8
Loss before income taxes	(1.9)	(35.0)	(13.7)	(41.9)
Income tax expense (benefit)	2.7	(7.8)	12.4	(1.2)
NET LOSS	$(4.6)	$(27.2)	$(26.1)	$(40.7)

Basic and diluted loss per common share	$(0.06)	$(0.41)	$(0.34)	$(0.62)

Basic and diluted weighted-average outstanding common shares and equivalents used in computing loss per share	77.8	66.1	77.6	65.5
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
NET LOSS	$(4.6)	$(27.2)	$(26.1)	$(40.7)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding loss on available-for-sale securities arising during the period	(0.3)	(0.4)	(0.3)	(0.2)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.2 and $0.3 for the three months ended June 30, 2020 and 2019, respectively, and $0.3 and $0.4 for the six months ended June 30, 2020 and 2019, respectively	0.5	0.6	0.9	1.4
Pension settlement charge, net of tax benefit of $7.2 for the three and six months ended June 30, 2019	—	24.1	—	24.1
Valuation adjustment for pension, net of tax expense of $0.1 for the three and six months ended June 30, 2019	—	(0.5)	—	(0.5)
Unrealized foreign currency translation adjustments, net of tax benefit (expense) of $0.2 and ($0.1) for the three months ended June 30, 2020 and 2019, respectively, and $0.2 and ($0.1) for the six months ended June 30, 2020 and 2019, respectively	2.1	4.7	(5.1)	1.6
Other comprehensive income (loss)	2.3	28.5	(4.5)	26.4
COMPREHENSIVE (LOSS) INCOME	$(2.3)	$1.3	$(30.6)	$(14.3)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26.1)	$(40.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33.3	37.2
Signing bonus amortization	25.1	23.4
Amortization of debt discount and debt issuance costs	5.8	1.4
Debt extinguishment costs	—	2.4
Non-cash compensation and pension expense	5.9	38.8
Signing bonus payments	(29.7)	(15.4)
Change in other assets	(4.7)	(5.9)
Change in accounts payable and other liabilities	(1.4)	(6.9)
Other non-cash items, net	(0.6)	3.8
Net cash provided by operating activities	7.6	38.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19.9)	(29.2)
Net cash used in investing activities	(19.9)	(29.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(21.3)
Principal payments on debt	(3.2)	(28.4)
Proceeds from revolving credit facility	23.0	—
Payments on revolving credit facility	(23.0)	—
Net proceeds from issuing equity instruments	—	29.5
Payments to tax authorities for stock-based compensation	(0.7)	(0.7)
Net cash used in financing activities	(3.9)	(20.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16.2)	(12.0)
CASH AND CASH EQUIVALENTS—Beginning of period	146.8	145.5
CASH AND CASH EQUIVALENTS—End of period	$130.6	$133.5
Supplemental cash flow information:
Cash payments for interest	$34.4	$26.0
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	183.9	0.7	1,118.8	(1,488.5)	(70.3)	(12.3)	(267.7)
Net loss	—	—	—	(4.6)	—	—	(4.6)
Stock-based compensation activity	—	—	1.5	(1.0)	—	1.0	1.5
Other comprehensive income	—	—	—	—	2.3	—	2.3
June 30, 2020	$183.9	$0.7	$1,120.3	$(1,494.1)	$(68.0)	$(11.3)	$(268.5)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	183.9	0.6	1,049.4	(1,411.5)	(84.7)	(20.0)	(282.3)
Net loss	—	—	—	(27.2)	—	—	(27.2)
Stock-based compensation activity	—	—	1.6	(0.7)	—	0.8	1.7
Net proceeds from issuing equity instruments	—	—	29.5	—	—	—	29.5
Equity instruments issued in connection with second lien facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	28.5	—	28.5
June 30, 2019	$183.9	$0.6	$1,093.6	$(1,439.4)	$(56.2)	$(19.2)	$(236.7)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: walk-in and digital. Through our walk-in channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer solutions such as moneygram.com, mobile solutions, digital partners, wallets and account deposit services as part of our digital channel. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations. The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.
Impact of Novel Coronavirus (“COVID-19”) On Our Financial Statements — The global spread and unprecedented impact of COVID-19 is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and actions taken in response to the virus negatively affected our workforce, agents, customers, financial markets, employment rates, consumer spending and credit markets, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn.
During the first quarter of 2020, we assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that was reasonably available to us at the time. The accounting estimates and other matters we assessed included, but were not limited to, our goodwill and other long-lived assets, allowance for credit losses, pension and other postretirement benefits and valuation allowances for tax assets. Based on our assessment of these estimates, the Company recorded an increase in its deferred tax asset valuation allowance of $10.6 million, of which $10.1 million related to balances which existed at the beginning of the year. See Note 11 — Income Taxes for more information.
During the second quarter of 2020, governmental authorities began removing restrictions such as quarantines, shutdowns and some shelter-in-place orders. As the restrictions are eased, the ability to transact on a more normal basis will continue to return. Notwithstanding such positive trends, the impact of the COVID-19 pandemic has recently worsened in certain jurisdictions which as a result have increased or resumed their shelter-in-place and shutdown orders. During the second quarter of 2020, the Company recorded an additional $0.8 million increase to its deferred tax asset valuation allowance. See Note 11 - Income Taxes for more information.
There was no other material impact to our condensed consolidated financial statements as of and for the quarter ended June 30, 2020, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience, future expectations, impact of COVID-19 and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and assumptions are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide, if certain criteria are met, optional expedients and exceptions for applying the GAAP requirements for contract modifications, hedging relationships and sales or transfers of debt securities that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform through December 31, 2022. The adoption of this ASU is optional and the election can be made anytime during the effective period. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. MoneyGram is currently evaluating the impact of this standard and has not yet determined whether we will elect the optional expedients.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Reorganization Costs

In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the “2019 Organizational Realignment”). In the second quarter of 2020, this number was revised to approximately 100 positions as the operational plan gets closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that is more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $8.2 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, which are recorded in “Compensation and benefits” on the Condensed Consolidated Statements of Operations in the Global Funds Transfer reporting segment.
The following table is a roll-forward of the reorganization costs accrual as of June 30, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$4.6
Expenses	1.4
Cash payments	(5.7)
Balance, June 30, 2020	$0.3
The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses as of June 30, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$6.8
First quarter 2020	0.7
Second quarter 2020	0.7
Total cumulative reorganization costs incurred to date	$8.2

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	June 30, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$2,040.8	$1,531.1
Receivables, net	742.5	715.5
Interest-bearing investments	714.3	985.9
Available-for-sale investments	3.9	4.5
Total settlement assets	$3,501.5	$3,237.0
Payment service obligations	$(3,501.5)	$(3,237.0)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.3	$—	$3.3
Asset-backed and other securities	—	0.6	0.6
Forward contracts	1.3	—	1.3
Total financial assets	$4.6	$0.6	$5.2
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.6	$—	$3.6
Asset-backed and other securities	—	0.9	0.9
Forward contracts	—	—	—
Total financial assets	$3.6	$0.9	$4.5
Financial liabilities:
Forward contracts	$0.8	$—	$0.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of the first lien credit facility is estimated using an observable market quotation (Level 2). As of June 30, 2020 and December 31, 2019, the fair value of the first lien credit facility was $584.3 million and $577.6 million, respectively, with a carrying value of $638.6 million and $641.8 million, respectively. The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves. As of June 30, 2020 and December 31, 2019, the fair value of the second lien credit facility was $235.2 million and $236.7 million, respectively, with a carrying value of $254.6 million and $251.4 million, respectively.
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2020 and December 31, 2019.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2020	December 31, 2019
Cash	$2,168.9	$1,675.4
Money market securities	2.5	2.5
Cash and cash equivalents (1)	2,171.4	1,677.9
Interest-bearing investments	714.3	985.9
Available-for-sale investments	3.9	4.5
Total investment portfolio	$2,889.6	$2,668.3
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Residential mortgage-backed securities	$2.9	$0.4	$—	$3.3
Asset-backed and other securities	0.3	0.6	(0.3)	0.6
Total	$3.2	$1.0	$(0.3)	$3.9

December 31, 2019
Residential mortgage-backed securities	$3.3	$0.3	$—	$3.6
Asset-backed and other securities	0.2	0.7	—	0.9
Total	$3.5	$1.0	$—	$4.5
As of June 30, 2020 and December 31, 2019, 85% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Net realized non-U.S. dollar gain (loss)	$7.0	$0.4	$3.2	$(3.1)
Net (loss) gain from the related forward contracts	(4.6)	0.6	1.7	5.7
Net gain from non-U.S. dollar transactions and related forward contracts	$2.4	$1.0	$4.9	$2.6
As of June 30, 2020 and December 31, 2019, the Company had $426.6 million and $349.1 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of June 30, 2020 and December 31, 2019, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Forward contracts	"Other assets"	$1.6	$0.2	$(0.3)	$(0.2)	$1.3	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Forward contracts	"Accounts payable and other liabilities"	$0.3	$1.0	$(0.3)	$(0.2)	$—	$0.8
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Asset and liability positions from forward contracts and all other non-U.S. dollar exchange transactions with the same counterparty are net settled upon maturity.
The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. Collateral generally is not required of the counterparties or of the Company. In the unlikely event the counterparty fails to meet the contractual terms of the derivative contract, the Company's risk is limited to the fair value of the instrument. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2020	December 31, 2019
7.00% first lien credit facility due 2023	$638.6	$641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	893.2	893.2
Unamortized debt issuance costs and debt discounts	(37.6)	(42.9)
Total debt, net	$855.6	$850.3
First Lien Credit Agreement and Revolving Credit Facility — The First Lien Credit Agreement provides for (a) a senior secured three-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, which matures September 30, 2022 (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility").
As of June 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing.
Second Lien Credit Agreement — The Second Lien Credit Agreement provides for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the "Second Lien Term Credit Facility" and together with the First Lien Credit Facility, the "Credit Facilities"). Subject to certain conditions and limitations, the Company may elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement is due on the maturity date.
The Credit Facilities are secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The Credit Facilities contain various limitations that restrict the Company's ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and make other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the First Lien Revolving Credit Facility requires the Company and its consolidated subsidiaries (w) to maintain a minimum interest coverage ratio, (x) to maintain a minimum asset coverage ratio, (y) to not exceed a maximum first lien leverage ratio, and (z) to not exceed a total leverage ratio. The Second Lien Credit Facility requires the Company to not exceed a maximum secured leverage ratio of 5.50:1.00 commencing September 30, 2019.
The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $130.6 million and $146.8 million as of June 30, 2020 and December 31, 2019, respectively. The table below summarizes the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of June 30, 2020, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.215 to 1.00, our first lien leverage ratio was 2.773 to 1.00 and our total leverage ratio was 3.878 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Settlement charge	$—	$31.3	$—	$31.3
Interest cost	0.7	1.7	$1.5	$3.4
Expected return on plan assets	(0.2)	(1.1)	(0.4)	(2.2)
Amortization of net actuarial loss	0.6	0.8	1.1	1.7
Net periodic benefit expense	$1.1	$32.7	$2.2	$34.2
The Company had $0.1 million and nominal net periodic benefit expense for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million for the six months ended June 30, 2020 and 2019, for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and six months ended June 30, 2020 or June 30, 2019.
Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.7	$0.9	$1.2	$1.8	"Other non-operating expense"
Settlement charge	—	31.3	—	31.3	"Other non-operating expense"
Total before tax	0.7	32.2	1.2	33.1
Tax benefit, net	(0.2)	(7.5)	(0.3)	(7.6)
Total reclassified for the period, net of tax	$0.5	$24.7	$0.9	$25.5

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive (loss) income	—	(7.2)	0.4	(6.8)
March 31, 2020	1.6	(35.3)	(36.6)	(70.3)
Other comprehensive (loss) income before reclassification	(0.3)	2.1	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive (loss) income	(0.3)	2.1	0.5	2.3
June 30, 2020	$1.3	$(33.2)	$(36.1)	$(68.0)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	2.1	(31.0)	(55.8)	(84.7)
Other comprehensive (loss) income before reclassification	(0.4)	4.7	(0.5)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	—	24.7	24.7
Net current period other comprehensive (loss) income	(0.4)	4.7	24.2	28.5
June 30, 2019	$1.7	$(26.3)	$(31.6)	$(56.2)
See Note 17 — Subsequent Events for information related to the Tax Benefits Preservation Plan adopted by the board of directors on July 28, 2020.

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Stock-based compensation expense	$1.6	$1.9	$3.6	$4.5
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2019	409,296	$19.34	2.4 years	$—
Forfeited/Expired	(83,846)	19.37
Options outstanding, vested or expected to vest, and exercisable at June 30, 2020	325,450	$19.33	2.3 years	$—
As of June 30, 2020, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — On March 4, 2020, the Company granted time-based restricted stock units, which vest in three equal installments on each anniversary of the grant date. As of such grant date, the Company had remaining authorization to issue grants of up to 1,919,406 shares under its 2005 Omnibus Incentive Plan ("2005 Plan"). At the 2020 Annual Meeting of Stockholders, the stockholders approved the amendment and restatement of the 2005 Plan, which included among other items, approval for increasing the number of shares that may be issued under the plan by 8,900,000 shares. The amendment and restatement was effective as of May 6, 2020.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2019	2,731,758	$5.02	0.9 years	$5.7
Granted	3,695,986	2.04
Vested and converted to shares	(1,133,247)	6.35
Forfeited	(108,891)	3.67
Restricted stock units outstanding at June 30, 2020	5,185,606	$2.63	1.4 years	$16.6
Restricted stock units vested and deferred at June 30, 2020	290,324	$3.27		$0.9
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.3	$0.7	$7.2	$9.6
Total intrinsic value of vested and converted shares	$0.2	$0.3	$2.7	$2.8
As of June 30, 2020, the Company's outstanding restricted stock units had unrecognized compensation expense of $10.1 million with a remaining weighted-average vesting period of 2.2 years. The Company had $0.1 million and $0.2 million of expense related to liability classified restricted stock units for the three and six months ended June 30, 2020, respectively.

Note 11 — Income Taxes

For the three months ended June 30, 2020, the Company recognized an income tax expense of $2.7 million on a pre-tax loss of $1.9 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in the valuation allowance and U.S. taxation of foreign earnings, all of which were partially offset by U.S. tax credits.
For the six months ended June 30, 2020, the Company recognized an income tax expense of $12.4 million on a pre-tax loss of $13.7 million primarily due to an increase in the valuation allowance, foreign taxes net of federal income tax benefits, non-deductible expenses, U.S. taxation of foreign earnings and the reversal of tax benefits on share-based compensation, all of which were partially offset by U.S. tax credits. The change in the valuation allowance was triggered by a three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, we recorded an additional valuation allowance of $11.4 million, of which $10.1 million related to balances which existed at the beginning of the year, against our deferred tax assets for which ultimate realization is dependent upon the generation of future taxable income during the periods in which they become deductible. The valuation allowance does not, however, impact our cash position, liquidity or tax returns.
For the three months ended June 30, 2019, the Company recognized an income tax benefit of $7.8 million on a pre-tax loss of $35.0 million. For the three months ended June 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $1.2 million on a pre-tax loss of $41.9 million. Our income tax rate was lower than the statutory rate primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of a valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the liability for unrecognized tax benefits was $18.2 million for both periods, exclusive of interest and penalties. For the six months ended June 30, 2020 and 2019, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $18.2 million and $17.6 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, the Company's accrual for interest and penalties increased by $0.6 million and $0.4 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had a liability of $8.9 million and $8.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of June 30, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
See Note 17 — Subsequent Events for information related to the Tax Benefits Preservation Plan adopted by the board of directors on July 28, 2020.

Note 12 — Commitments and Contingencies

Letters of Credit — At June 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.5 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. For the three and six months ended June 30, 2020 and 2019, a nominal charge was recorded for legal proceedings in "Transaction and operations support" in the Condensed Consolidated Statements of Operations.

Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission ("FTC") in October 2009 and with the deferred prosecution agreement (the "DPA") that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest, and costs and attorneys' fees. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which were consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints asserted that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram's compliance with the stipulated order and DPA described in the preceding paragraph and breached their fiduciary duties in connection with MoneyGram's compliance programs. The lawsuit sought unspecified damages, equitable relief, interest, and costs and attorneys’ fees. On February 24, 2020, the United States District for the Northern District of Texas entered an agreed final judgment dismissing the consolidated case. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram's officers and directors. The Delaware suit asserts claims for breach of fiduciary duty and other common law theories and seeks unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described above. The Company believes the pending Delaware case is without merit and is vigorously defending the case. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company's investigation. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or operations, and we cannot predict when OFAC will conclude its review of our Voluntary Self-Disclosure.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the "U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the DPA with the MDPA and U.S. DOJ (collectively, the "Government") dated November 9, 2012.
On November 1, 2017, the Company agreed to a stipulation with the Government that the five-year term of the Company's DPA be extended for 90 days to February 6, 2018. Between January 31, 2018 and September 14, 2018, the Company agreed to enter into various extensions of the DPA with the Government, with the last extension ending on November 6, 2018. Each extension of the DPA extended all terms of the DPA, including the term of the monitorship for an equivalent period. The purpose of the extensions was to provide the Company and the Government additional time to discuss whether the Company was in compliance with the DPA.
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the "Amended DPA") with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the "Consent Order") with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company's anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the "Agreements." On February 25, 2020, the Company entered into an Amendment to Amendment to and Extension of DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. On July 24, 2020, the Company entered into the Second Amendment to the Amendment to and Extension of the Deferred Prosecution Agreement which further extended the due date of the $55.0 million payment to May 9, 2021 and also changed the frequency of the reporting requirements of the Amended DPA from monthly to quarterly. The Company continues to engage in discussions with the Government regarding a potential reduction of the $55.0 million payment. The Company intends to fulfill its obligation regarding the final payment and the other terms of the Amended DPA.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 9, 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services, and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the "NYDFS") related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and has met with the NYDFS to discuss the matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
CFPB — On February 12, 2020, the Company received a Report of Examination ("ROE") from the Consumer Financial Protection Bureau ("CFPB") stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB’s Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. The Company has responded to many of the CID requests with the remaining production planned by August 1, 2020. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when the CFPB will conclude its review of the CID.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS’s motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court's findings and filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. The matter is currently pending before the Fifth Circuit and briefs are due later this year.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court did not change the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made as of June 30, 2020.
Pending the ultimate outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments up to $20.7 million on amounts that have previously been accrued. The Company recently filed a Notice of Appeal to the Fifth Circuit on February 21, 2020, and therefore expects that any potential payment would not be due before 2021.

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
The following table summarizes the weighted-average share amounts used in calculating loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Basic and diluted common shares outstanding	77.8	66.1	77.6	65.5
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
The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Shares related to stock options	0.4	1.1	0.4	1.2
Shares related to restricted stock units	4.8	3.0	4.0	2.7
Shares related to warrants	6.0	0.6	6.0	0.3
Shares excluded from the computation	11.2	4.7	10.4	4.2

Note 14 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three and six months ended June 30, 2020 and 2019, Walmart accounted for 14% and 16%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer revenue
Money transfer revenue	$253.1	$282.2	$509.0	$555.5
Bill payment revenue	10.8	15.0	24.2	30.9
Total Global Funds Transfer revenue	263.9	297.2	533.2	586.4
Financial Paper Products revenue
Money order revenue	10.8	13.6	22.9	27.5
Official check revenue	5.1	13.0	14.6	25.3
Total Financial Paper Products revenue	15.9	26.6	37.5	52.8
Total revenue	$279.8	$323.8	$570.7	$639.2
The following table is a summary of the operating income by segment and detail of the loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer operating income	$16.5	$5.6	$23.2	$6.7
Financial Paper Products operating income	6.2	10.0	13.2	18.2
Total segment operating income	22.7	15.6	36.4	24.9
Other operating loss	(0.7)	(1.3)	(1.3)	(2.0)
Total operating income	22.0	14.3	35.1	22.9
Interest expense	22.7	14.0	46.5	27.9
Other non-operating expense	1.2	35.3	2.3	36.9
Loss before income taxes	$(1.9)	$(35.0)	$(13.7)	$(41.9)
The following table sets forth assets by segment:

(Amounts in millions)	June 30, 2020	December 31, 2019
Global Funds Transfer	$1,338.5	$1,318.3
Financial Paper Products	3,036.6	2,819.1
Other	42.7	47.6
Total assets	$4,417.8	$4,185.0

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer revenue
Money transfer fee revenue	$248.0	$279.3	$499.5	$549.2
Bill payment services fee revenue	10.9	15.0	24.3	30.9
Other revenue	5.0	2.9	9.4	6.3
Total Global Funds Transfer fee and other revenue	263.9	297.2	533.2	586.4
Financial Paper Products revenue
Money order fee revenue	1.8	2.2	3.8	4.5
Official check outsourcing services fee revenue	1.7	2.2	3.7	4.3
Other revenue	8.1	7.7	15.6	15.1
Total Financial Paper Products fee and other revenue	11.6	12.1	23.1	23.9
Investment revenue	4.3	14.5	14.4	28.9
Total revenue	$279.8	$323.8	$570.7	$639.2

Timing of revenue recognition:
Services and products transferred at a point in time	$260.7	$296.5	$527.6	$584.6
Products transferred over time	1.7	2.2	3.7	4.3
Total revenue from services and products	262.4	298.7	531.3	588.9
Investment revenue	4.3	14.5	14.4	28.9
Other revenue	13.1	10.6	25.0	21.4
Total revenue	$279.8	$323.8	$570.7	$639.2
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Related Parties

In June 2019, the Company entered into a multiple element arrangement with Ripple Labs Inc. ("Ripple") consisting of two contracts: a securities purchase agreement (the "SPA") and a commercial agreement. Pursuant to the SPA, the Company issued and sold to Ripple an aggregate of 6,237,523 shares of common stock and warrants to purchase 5,957,600 shares of common stock ("Ripple Warrants") pursuant to separate issuances of common stock and Ripple Warrants, one in June 2019 and another in November 2019. Through the commercial agreement, which is scheduled to expire on July 1, 2023, we utilize Ripple's On Demand Liquidity ("ODL") platform (formerly known as xRapid), as well as XRP, to facilitate cross-border non-U.S. dollar exchange settlements.
Related party transactions are not necessarily indicative of an arm's length transaction or comparable to a transaction that had been entered into with independent parties.
The "Transaction and operations support" line on the Condensed Consolidated Statements of Operations includes market development fees of $15.1 million and $31.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the "Other assets" line in the Condensed Consolidated Balance Sheets included accounts receivable and a cryptocurrency indefinite-lived intangible asset of $0.4 million each.

Note 17 — Subsequent Events

On July 28, 2020, the Company's board of directors adopted a Tax Benefits Preservation Plan (the "Rights Agreement") designed to protect and preserve the Company's existing U.S. federal net operating loss carryforwards ("NOLs"), U.S. federal tax credit carryforwards and other tax attributes (collectively, "Tax Attributes"), which can potentially be utilized in certain circumstances to offset the Company's future U.S. federal income tax obligations. The board of directors adopted the Rights Agreement to protect the Tax Attributes from potentially decreasing in value upon certain ownership changes involving "5% shareholders" as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2019, the Company had estimated U.S federal NOLs of approximately $45.4 million and U.S federal tax credit carryforwards of approximately $12.9 million.
To implement the Rights Agreement, the board of directors declared a dividend of one right ("Right") for each of the Company's issued and outstanding shares of common stock, par value $0.01 per share. The dividend will be paid to the stockholders of record at the close of business on August 7, 2020. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, par value $0.01 per share at the price of $15.00, subject to certain adjustments. The Rights will be exercisable if a person or group of persons acquires 4.95% or more of the Company's Stock (as defined in the Right Agreement to include outstanding Company common stock, the Series D Participating Convertible Preferred, the Second Lien Warrants and the Ripple Warrants). The Rights will also be exercisable if a person or group that already owns 4.95% or more of the Company's stock acquires additional shares. The Rights will trade with the Company's common stock and will expire at the close of business on July 28, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various factors discussed below under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global leader in cross-border peer-to-peer payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, a kiosk, or any one of the hundreds of thousands of agent locations in approximately 200 countries and territories, with over 70 countries now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and directly to consumers through our digital solutions. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, digital partners, wallets and account deposit services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 390,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 90% and 89% of total revenue for the three and six months ended June 30, 2020, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
Since the outbreak of COVID-19 began, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate.
MoneyGram experienced a decline in transaction volume and related revenue in its walk-in channel in the middle of March 2020 as the impact of mandatory closures and stay-at-home orders took effect. Many of our agents around the world were forced to suspend operations due to mandatory government closure orders. In addition, demand for money transfer services decreased as restrictions on mobility, lower levels of economic activity and unemployment impacted consumers.
During the second quarter of 2020, progress was made toward containment of COVID-19, and governmental authorities began removing restrictions such as quarantines, shutdowns and some shelter-in-place orders. As the restrictions are eased, the ability to transact on a more normal basis has been restored in many markets.

The impact of COVID-19 for the remainder of the year and beyond will depend on the duration and severity of economic conditions resulting from the crisis, public policy actions, new initiatives undertaken by the Company and changes in consumer behavior over the longer term.
MoneyGram Response to COVID-19
The Company continues to address the COVID-19 situation and its impact globally with an internal COVID Task Force composed of a cross-functional group of employees working to mitigate the potential impacts to our people and business. Shortly after the onset of the pandemic, MoneyGram took the following steps to preserve liquidity and value and maintain continuity of operations in response to the pandemic:
•Implemented its global Business Continuity Plan;
•Established employee support initiatives including mandatory work from home arrangements;
•Reduced expenses and preserved cash by:
◦Suspending significant discretionary expenses not directly related to revenue-generating activity;
◦Reducing salaries of non-hourly employees, including executive officers and board of director cash retainers, by 20%; and
◦Deferring employer Social Security tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act; and
◦Borrowing $23.0 million in the first quarter of 2020 under the revolving credit facility to increase our cash position and preserve financial flexibility.
•Conducted proactive outreach to governmental and regulatory bodies;
•Proactively managed fraud prevention programs to protect consumers from COVID-19-related financial scams; and
•Alerted and directed consumers to the website and app, and encouraged direct-to-account transfers.
As transaction volume and revenue began to improve during the second quarter, the Company reversed certain of these actions. Specifically, we repaid the entire $23.0 million that we borrowed under the revolving credit facility, and we returned salaries to their normal levels effective June 27, 2020 for U.S. employees and July 1, 2020 for non-U.S. employees.
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
Business Environment
The global pandemic has had a significant impact on economic and political conditions throughout most of the world. As a result, the market for money transfers, the average face amount of funds that are transferred, the volume of transactions and trends in product pricing will continue to fluctuate. The World Bank has predicted a significant global contraction in the amount of funds transferred for the remainder of 2020 and for the duration of the economic contraction induced by COVID-19.
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
In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower price point of the white-label service has negatively impacted our revenue and operating income. On November 4, 2019, Walmart announced that the white-label money transfer service would be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. For the three and six months ended June 30, 2020, the MoneyGram “powered by” white-label Walmart2World product represented approximately 9% of total revenue. In the second quarter of 2020, the Walmart marketplace revenue decreased quarter over quarter and year over year while transaction activity had a slight decrease over the same periods.

As of June 30, 2020, the Company has digital capabilities through which consumers can send and receive money in over 70 countries across the globe. Furthermore, the Company is expanding its online presence through the continued growth of its native application, which was available in 26 countries as of June 30, 2020. In the first quarter of 2020, the Company removed its kiosk-based services from its digital channel. Prior year amounts have been updated to reflect this change. Digital solutions revenue for the three and six months ended June 30, 2020 was $44.2 million and $77.2 million, or 17% and 15%, respectively, of money transfer revenue, compared to $27.0 million and $55.3 million, respectively, or 10% of money transfer revenue for each period, for the three and six months ended June 30, 2019. Total digital transactions represented 27% and 23%, respectively, of money transfer transactions for the three and six months ended June 30, 2020.
In 2019, we announced a commercial agreement with Ripple, which is scheduled to expire on July 1, 2023. The commercial agreement allows MoneyGram to utilize Ripple's ODL platform (formerly known as xRapid), as well as XRP, to facilitate foreign exchange trading. The Company is compensated by Ripple for developing and bringing trading volume and liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. For the three months ended June 30, 2020, the Company received a net benefit of $8.8 million composed of $15.1 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $6.3 million, both of which were included in the "Transaction and operations support" line on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020, the Company received a net benefit of $20.9 million composed of $31.7 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $10.8 million.
In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the "2019 Organizational Realignment"). In the second quarter of 2020, this number was revised to approximately 100 positions as the operational plan gets closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $8.2 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, all of which resulted in cash expenditures that were substantially paid out in the first quarter of 2020. We expect the 2019 Organizational Realignment to reduce annualized operating expenses by approximately $18.0 million beginning in 2020.
Anticipated Trends
This discussion of trends expected to impact our business in 2020 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
As a result of the uncertainty created by the COVID-19 pandemic, the Company is unable to predict whether the trends discussed below will continue during the remainder of the year. As a result of COVID-19, we expect pricing pressure and competition to be continuous challenges through 2020. Currency volatility, liquidity pressure on central banks, geopolitical volatility and pressure on labor markets may also continue to impact our business. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, accelerate digital growth, be the preferred partner for agents and evaluate new revenue streams by pursuing business models of the future.
From a digital channel perspective, we are focusing on new products and expanding our digital capabilities into new countries. In February 2020, the Company launched MoneyGram FastSend, a new service through which consumers can send money quickly and easily to their friend's mobile phone number via the MoneyGram website and mobile app.
In 2020, we expect to continue to enhance our global walk-in business across several key regions. In the first quarter of 2020, we signed a partnership with EBIX Inc. to become the Company's exclusive walk-in provider in India. This partnership will provide the Company with a significantly increased reach in the rural areas of India, the world's largest receive market. Additionally, we signed a strategic partnership with LuLu Money to extend the Company's network in the Asia-Pacific region and Oman.
In the second quarter of 2020, the Company announced the following partnerships:
•Al Rajhi Bank, the largest Islamic bank in the world, and Tahweel Al Rajhi, the remittances arm of Al Rajhi Bank, to provide money transfer services in Saudi Arabia;
•E9Pay, one of the largest money transfer companies in South Korea, which will benefit consumers who send money between Southeast Asia, Russia and the Commonwealth of Independent States;
•Global Money Express Co., Ltd, one of the largest money transfer and companies in South Korea, which will benefit consumers who send money from South Korea to China and South Asia; and

•Digital Financial Services LLC, a joint venture of Etisalat and Noor Bank, which enables millions of eWallet customers to make cross-border money transfers in real-time.
These partnerships will contribute to the growth of both the digital and walk-in channels.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates rise, and conversely, a negative impact if interest rates decline. The decline in interest rates due to the COVID-19 pandemic has negatively impacted our investment revenue.
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
Non-U.S. Dollars — The impact of non-U.S. dollar exchange rate fluctuations on our financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period’s exchange rates. We use this method to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
Walk-In Channel — Transactions in which both the send transaction and the receive transaction occur at one of our physical agent locations.
Digital Channel — Transactions in which either the send transaction, the receive transaction, or both occur through one of our digital solutions such as moneygram.com, mobile solutions, digital partners, wallets or account deposit services.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue
Fee and other revenue	$275.5	$309.3	(11)%	$556.3	$610.3	(9)%
Investment revenue	4.3	14.5	(70)%	14.4	28.9	(50)%
Total revenue	279.8	323.8	(14)%	570.7	639.2	(11)%
Expenses
Fee and other commissions expense	141.4	155.4	(9)%	284.6	305.0	(7)%
Investment commissions expense	0.2	6.2	(97)%	3.2	12.5	(74)%
Direct transaction expense	11.3	6.2	82%	19.5	11.2	74%
Total commissions and direct transaction expenses	152.9	167.8	(9)%	307.3	328.7	(7)%
Compensation and benefits	53.2	53.5	(1)%	106.6	112.9	(6)%
Transaction and operations support	21.3	54.5	(61)%	59.3	106.6	(44)%
Occupancy, equipment and supplies	14.2	15.5	(8)%	29.1	30.9	(6)%
Depreciation and amortization	16.2	18.2	(11)%	33.3	37.2	(10)%
Total operating expenses	257.8	309.5	(17)%	535.6	616.3	(13)%
Operating income	22.0	14.3	54%	35.1	22.9	53%
Other expenses
Interest expense	22.7	14.0	62%	46.5	27.9	67%
Other non-operating expense	1.2	35.3	(97)%	2.3	36.9	(94)%
Total other expenses	23.9	49.3	(52)%	48.8	64.8	(25)%
Loss before income taxes	(1.9)	(35.0)	(95)%	(13.7)	(41.9)	(67)%
Income tax expense (benefit)	2.7	(7.8)	NM	12.4	(1.2)	NM
Net loss	$(4.6)	$(27.2)	(83)%	$(26.1)	$(40.7)	(36)%

Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$263.9	94%	$297.2	92%	$533.2	93%	$586.4	92%
Financial Paper Product fee and other revenue	11.6	4%	12.1	4%	23.1	4%	23.9	4%
Investment revenue	4.3	2%	14.5	4%	14.4	3%	28.9	5%
Total revenue	$279.8	100%	$323.8	100%	$570.7	100%	$639.2	100%
For the three and six months ended June 30, 2020, Global Funds Transfer fee and other revenue declined when compared to the prior reporting period, primarily due to the decrease in money transfer revenue. For the three and six months ended June 30, 2020, Financial Paper Product fee and other revenue remained relatively flat when compared to 2019. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three and six months ended June 30, 2020, investment revenue decreased primarily due to lower interest rates when compared to the prior period.

Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Total commissions and direct transaction expenses	$152.9	55%	$167.8	52%	$307.3	54%	$328.7	51%
Compensation and benefits	53.2	19%	53.5	17%	106.6	19%	112.9	18%
Transaction and operations support	21.3	8%	54.5	17%	59.3	10%	106.6	17%
Occupancy, equipment and supplies	14.2	5%	15.5	5%	29.1	5%	30.9	5%
Depreciation and amortization	16.2	6%	18.2	6%	33.3	6%	37.2	6%
Total operating expenses	$257.8	92%	$309.5	96%	$535.6	94%	$616.3	96%
For the three and six months ended June 30, 2020, total operating expenses as a percentage of total revenue declined when compared to the prior period, primarily due to a decrease in transaction and operations support, driven by the benefit from the Ripple market development fees and disciplined expense management in response to COVID-19. For the six months ended June 30, 2020, the decline was also impacted by the realization of cost efficiencies from our 2019 Organizational Realignment.
Total Commissions and Direct Transaction Expenses
For the three and six months ended June 30, 2020, total commissions and direct transaction expenses as a percentage of total revenue increased when compared to the prior period, primarily due to the increase in direct transaction expense. See the "Segments Results" section below for more information on commissions and direct transaction expense by segment.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2019 to 2020:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2019	$53.5	$112.9
Change resulting from:
Impact from changes in exchange rates	(0.8)	(1.3)
Restructuring and reorganization costs	0.4	(2.2)
Employee stock-based compensation	(0.3)	(0.9)
Net salaries, related payroll taxes and cash incentive compensation	—	(1.2)
Other	0.4	(0.7)
For the period ended June 30, 2020	$53.2	$106.6
For the three months ended June 30, 2020, compensation and benefits remained relatively flat.
For the six months ended June 30, 2020, compensation and benefits decreased primarily due to a reduction in headcount and the completion of the restructuring and reorganization activities.

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
The following table is a summary of the change in transaction and operations support from 2019 to 2020:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2019	$54.5	$106.6
Change resulting from:
Market development fees	(15.1)	(31.7)
Marketing costs	(14.8)	(17.8)
Outsourcing, independent contractor and consultant costs	(6.5)	(8.9)
Transaction and trading expenses	6.3	10.8
Non-income taxes	4.7	4.8
Direct monitor	(3.1)	(2.4)
Travel and entertainment expenses	(1.9)	(2.0)
Provision for loss	1.6	3.7
Realized foreign exchange gains	(1.4)	(2.3)
Other	(3.0)	(1.5)
For the period ended June 30, 2020	$21.3	$59.3
For the three and six months ended June 30, 2020, transaction and operations support decreased primarily due to the benefit from Ripple market development fees and disciplined expense management in response to COVID-19, which were partially offset by transaction and trading expenses related to the market development fees.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, supplies and gains or losses on the liquidation of cryptocurrency intangible assets.
For the three months ended June 30, 2020, occupancy, equipment and supplies expense decreased by $1.3 million when compared to the prior period primarily due to the disciplined expense management in response to COVID-19. For the six months ended June 30, 2020, occupancy, equipment and supplies expense decreased by $1.8 million primarily due to a gain on cryptocurrency revaluation.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and six months ended June 30, 2020, depreciation and amortization decreased by $2.0 million and $3.9 million when compared to the prior period due to a decrease in capital expenditures as a result of our migration to cloud computing.

Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Money transfer revenue	$253.1	$282.2	$(29.1)	$509.0	$555.5	$(46.5)
Bill payment revenue	10.8	15.0	(4.2)	24.2	30.9	(6.7)
Total Global Funds Transfer revenue	$263.9	$297.2	$(33.3)	$533.2	$586.4	$(53.2)

Fee and other commissions and direct transaction expenses	$152.7	$161.4	$(8.7)	$304.0	$315.7	$(11.7)
Money Transfer Revenue
The following table details the changes in money transfer fee and other revenue from 2019 to 2020:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2019	$282.2	$555.5
Change resulting from:
Average face value per transaction and pricing	(12.2)	(38.5)
Corridor mix	(10.6)	(4.4)
Money transfer volume	(5.8)	(1.3)
Impact from changes in exchange rates	(2.7)	(5.5)
Other	2.2	3.2
For the period ended June 30, 2020	$253.1	$509.0
For the three and six months ended June 30, 2020, the decrease in money transfer fee and other revenue was primarily driven by the decrease in average face value per transaction and pricing due to the economic impacts of COVID-19, including agent locations closing, and the Walmart2World service. The negative change in corridor mix also impacted the three months ended June 30, 2020.
Bill Payment Fee Revenue
For the three and six months ended June 30, 2020, bill payment fee and other revenue decreased by $4.2 million and $6.7 million, respectively, or 28% and 22% when compared to the prior period due to the impact of COVID-19.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions expense for the Global Funds Transfer segment from 2019 to 2020:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2019	$155.2	$304.5
Change resulting from:
Money transfer revenue	(13.1)	(20.1)
Money transfer corridor and agent mix	(1.3)	0.7
Impact from changes in exchange rates	(1.3)	(2.6)
Signing bonuses	1.0	2.0
Bill payment revenue and commission rates	0.9	—
For the period ended June 30, 2020	$141.4	$284.5
For the three and six months ended June 30, 2020, fee and other commissions decreased primarily due to decreases in money transfer revenue from the decline in pricing discussed above.

Direct Transaction Expense
For the three and six months ended June 30, 2020, direct transaction expense of $11.3 million and $19.5 million, respectively, increased by $5.1 million and $8.3 million when compared to the same period in 2019, due to an increase in moneygram.com transactions.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Money order revenue	$10.8	$13.6	$(2.8)	$22.9	$27.5	$(4.6)
Official check revenue	5.1	13.0	(7.9)	14.6	25.3	(10.7)
Total Financial Paper Products revenue	$15.9	$26.6	$(10.7)	$37.5	$52.8	$(15.3)

Commissions expense	$0.2	$6.4	$(6.2)	$3.3	$13.0	$(9.7)
Financial Paper Products revenue decreased by $10.7 million or 40% during the three months ended June 30, 2020, and $15.3 million or 29% during the six months ended June 30, 2020, primarily due to the decline in investment revenue.
For the three and six months ended June 30, 2020, commissions expense for Financial Paper Products decreased by $6.2 million and $9.7 million when compared to the prior period, due to a decrease in investment commissions expense.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Operating income:
Global Funds Transfer	$16.5	$5.6	$10.9	$23.2	$6.7	$16.5
Financial Paper Products	6.2	10.0	(3.8)	13.2	18.2	(5.0)
Total segment operating income	22.7	15.6	7.1	36.4	24.9	11.5
Other	(0.7)	(1.3)	0.6	(1.3)	(2.0)	0.7
Total operating income	$22.0	$14.3	$7.7	$35.1	$22.9	$12.2

Total operating margin	7.9%	4.4%	3.5%	6.2%	3.6%	2.6%
Global Funds Transfer	6.3%	1.9%	4.4%	4.4%	1.1%	3.3%
Financial Paper Products	39.0%	37.6%	1.4%	35.2%	34.5%	0.7%
For the three and six months ended June 30, 2020, the Global Funds Transfer segment operating income and margin increased when compared to the three and six months ended June 30, 2019, primarily due to the decrease in operating expenses resulting from the benefit of the Ripple market development fees, which were partially offset by the decline in money transfer fee and other revenue.
For the three and six months ended June 30, 2020, the Financial Paper Products segment operating income decreased when compared to the three and six months ended June 30, 2019, primarily due to the decrease in investment revenue. The Financial Paper Products operating margin increased for the three and six months ended June 30, 2020 when compared to the prior year primarily due to the decrease in investment commissions expense.
For the three and six months ended June 30, 2020, the Company's other operating loss decreased primarily due to reduced contractor and consultant expenses.
Other Expenses
For the three and six months ended June 30, 2020, total other expenses decreased by $25.4 million and $16.0 million, respectively, primarily due to the non-cash settlement charge from the partial sale of the Company's Pension Plan in 2019 as well as debt extinguishment costs incurred in 2019. The decrease was partially offset by an increase in interest expense as a result of the credit facilities entered into in 2019, which are discussed in Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
For the three months ended June 30, 2020, the Company recognized an income tax expense of $2.7 million on a pre-tax loss of $1.9 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in the valuation allowance and U.S. taxation of foreign earnings, all of which were partially offset by U.S. tax credits.
For the six months ended June 30, 2020, the Company recognized an income tax expense of $12.4 million on a pre-tax loss of $13.7 million primarily due to an increase in the valuation allowance, foreign taxes net of federal income tax benefits, non-deductible expenses, U.S. taxation of foreign earnings and the reversal of tax benefits on share-based compensation, all of which were partially offset by U.S. tax credits. The change in the valuation allowance was triggered by a three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, we recorded an additional valuation allowance of $11.4 million, of which $10.1 million related to balances which existed at the beginning of the year, against our deferred tax assets for which ultimate realization is dependent upon the generation of future taxable income during the periods in which they become deductible. The valuation allowance does not, however, impact our cash position, liquidity or tax returns.
For the three months ended June 30, 2019, the Company recognized an income tax benefit of $7.8 million on a pre-tax loss of $35.0 million. For the three months ended June 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $1.2 million on a pre-tax loss of $41.9 million. Our income tax rate was lower than the statutory rate primarily due to non-deductible expenses, U.S. taxation of foreign earnings, the reversal of tax benefits on share-based compensation, partially offset by U.S. tax credits net of a valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
See Note 11 - Income Taxes in the Notes to the Condensed Consolidated Financial Statements for additional information related to our unrecognized tax benefits.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2020	2019	Change	2020	2019	Change
Income (Loss) before income taxes	$(1.9)	$(35.0)	$33.1	$(13.7)	$(41.9)	$28.2
Interest expense	22.7	14.0	8.7	46.5	27.9	18.6
Depreciation and amortization	16.2	18.2	(2.0)	33.3	37.2	(3.9)
Signing bonus amortization	12.6	11.7	0.9	25.1	23.4	1.7
EBITDA	49.6	8.9	40.7	91.2	46.6	44.6
Significant items impacting EBITDA:
Direct monitor costs	3.1	6.2	(3.1)	7.9	10.3	(2.4)
Stock-based, contingent and incentive compensation	1.6	1.9	(0.3)	3.6	4.5	(0.9)
Compliance enhancement program	1.2	2.3	(1.1)	3.2	3.8	(0.6)
Restructuring and reorganization costs	0.7	0.5	0.2	1.2	4.0	(2.8)
Legal and contingent matters	0.2	0.7	(0.5)	0.6	1.3	(0.7)
Non-cash pension settlement charge (1)	—	31.3	(31.3)	—	31.3	(31.3)
Debt extinguishment costs (2)	—	2.4	(2.4)	—	2.4	(2.4)
Severance and related costs	—	0.1	(0.1)	0.2	0.2	—
Adjusted EBITDA	$56.4	$54.3	$2.1	$107.9	$104.4	$3.5

Adjusted EBITDA change, as reported	4%			3%
Adjusted EBITDA change, constant currency adjusted	5%			5%

Adjusted EBITDA	$56.4	$54.3	$2.1	$107.9	$104.4	$3.5
Cash payments for interest	(16.8)	(13.2)	(3.6)	(34.4)	(26.0)	(8.4)
Cash payments for taxes, net of refunds	(0.4)	0.7	(1.1)	(2.5)	(0.5)	(2.0)
Cash payments for capital expenditures	(9.8)	(16.5)	6.7	(19.9)	(29.2)	9.3
Cash payments for agent signing bonuses	(4.7)	(5.3)	0.6	(29.7)	(15.4)	(14.3)
Adjusted Free Cash Flow	$24.7	$20.0	$4.7	$21.4	$33.3	$(11.9)
(1) Non-cash charge of $31.3 million from the sale of pension liability in June 2019.
(2) Debt extinguishment costs related to the amended and new debt agreements entered on June 26, 2019.
For the three and six months ended June 30, 2020, the Company generated EBITDA of $49.6 million and $91.2 million, respectively, and Adjusted EBITDA of $56.4 million and $107.9 million, respectively. EBITDA increased when compared to the same period in 2019 because of the decrease in operating expense, which was partially offset by the decrease in fee and other revenue. Adjusted EBITDA increased when compared to the same period in 2019 primarily due to the increased EBITDA, which were partially offset by pension settlement charge of $31.3 million and the debt extinguishment costs of $2.4 million in 2019. Additionally, For the three and six months ended June 30, 2020, EBITDA and Adjusted EBITDA include the impact from the net benefit of $8.8 million and $20.9 million, respectively, composed of $15.1 million and $31.7 million of Ripple market development fees, respectively, which were partially offset by related transaction and trading expenses of $6.3 million and $10.8 million, respectively.
For the three months ended June 30, 2020, Adjusted Free Cash Flow increased by $4.7 million when compared to the same periods in 2019. The increase was primarily due to the decrease in cash payments for capital expenditures. For the six months ended June 30, 2020, Adjusted Free Cash Flow decreased by $11.9 million when compared to the same periods in 2019. The decline was primarily due to the increase in signing bonuses and cash payments for interest partially offset by the decrease in capital expenditures.
See Results of Operations and Analysis of Cash Flows sections for additional information regarding these changes.

LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our "investment portfolio." The Company utilizes cash and cash equivalents in various liquidity and capital assessments.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets:

(Amounts in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$130.6	$146.8
Settlement assets:
Settlement cash and cash equivalents	2,040.8	1,531.1
Receivables, net	742.5	715.5
Interest-bearing investments	714.3	985.9
Available-for-sale investments	3.9	4.5
Total settlement assets	$3,501.5	$3,237.0
Payment service obligations	$(3,501.5)	$(3,237.0)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of June 30, 2020, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.9 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.9 million of available-for-sale investments as of June 30, 2020. U.S. government agency residential mortgage-backed securities comprise $3.3 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.6 million.

Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2020	December 31, 2019
7.00% first lien credit facility due 2023	638.6	641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	893.2	893.2
Unamortized debt issuance costs and debt discounts	(37.6)	(42.9)
Total debt, net	$855.6	$850.3
As of June 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under its revolving credit facility and had $34.9 million of availability. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of June 30, 2020, the Company had cash and cash equivalents of $130.6 million. The effective interest rate on the first lien credit facility decreased from 7.80% as of December 31, 2019, to 7.00% as of June 30, 2020, due to decreases in the Eurodollar rate. See Note 7 — Debt of the Notes to the Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of June 30, 2020, our credit ratings from Moody's and S&P were B3 with a negative outlook and B with a negative outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations are not linked or impacted by changes in our credit ratings.
Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2020	2019	2020 vs 2019
Net cash provided by operating activities	$7.6	$38.1	$(30.5)
Net cash used in investing activities	(19.9)	(29.2)	9.3
Net cash used in financing activities	(3.9)	(20.9)	17.0
Net change in cash and cash equivalents	$(16.2)	$(12.0)	$(4.2)
Cash Flows from Operating Activities
For the six months ended June 30, 2020, operating cash decreased $30.5 million when compared to the prior period primarily due to the decrease in money transfer revenue and the increases in payments for agent signing bonuses and cash payments for interest.
Cash Flows from Investing Activities
Items impacting net cash used in investing activities for the six months ended June 30, 2020 and 2019, included capital expenditures of $19.9 million and $29.2 million, respectively.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, net cash used in financing activities decreased by $17.0 million primarily as a result of lower principal payments on debt.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2020. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and

Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as "believes," "estimates," "expects," "projects," "plans," "anticipates," "intends," "continues," "will," "should," "could," "may," "would," "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:
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
•uncertainties relating to compliance with the Amendment to and Extension of Deferred Prosecution Agreement (the “Amended DPA”) entered into with the U.S. federal government and the effect of the Amended DPA on our reputation and business and our ability to make payments required under the Amended DPA;
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
•our capital structure; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2019. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
The following risk factor disclosure should be read in conjunction with the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"). For further information, refer to Part I, Item 1A, Risk Factors, in the Company's 2019 10-K.
The recent COVID-19 outbreak, which has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world has adversely affected, and may continue to materially adversely affect, our business operations, financial condition, liquidity and cash flow.
The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and has spread to the United States and continues to grow both in the U.S. and globally, causing significant macroeconomic uncertainty, volatility and disruption. In response, many governments have initiated social distancing rules, lockdowns or shelter-in-place orders resulting in the closure of many businesses. These actions have resulted in an overall reduction in consumer activity and the closure of many of our agent locations.
COVID-19 and the related economic fallout began to adversely impact MoneyGram's results of operations in the middle of March 2020. The inability of our agents to operate normally has reduced the volume of consumer transactions in almost all of the 200 countries and territories in which we operate. These developments have negatively impacted and may continue to negatively impact our sales and operating margin as well as our workforce, agents and customers.
It is impossible to predict the scope and duration of the impact of COVID-19 on our business as the situation is ever evolving and there are a number of uncertainties related to this pandemic. These uncertainties include, but are not limited to, the potential adverse effect on the global economy, our agent network, travel and transportation services, our employees and customers. Even after governments began to lift some restrictions on citizens and businesses during the second quarter of 2020, the resulting economic impact of COVID-19 could continue to negatively impact our business and increases in COVID-19 cases could result in a return to lockdowns and shelter-in-place orders. The COVID-19 situation continues to evolve, and additional adverse effects may arise that are currently unknown. All of these effects discussed above could have a material adverse effect on our near-term and long-term revenues, earnings, liquidity and cash flows.

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

3.8
Certificate of Designations of Series E Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 28, 2020).

4.1
Tax Preservation Plan, dated as of July 28, 2020, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 28, 2020).

10.1	Second Amendment to Amendment to and Extension of the Deferred Prosecution Agreement (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 27, 2020).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*	The following materials from MoneyGram's Quarterly Report on Form 10-Q for the six months ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

July 31, 2020	By:	/s/ LAWRENCE ANGELILLI
Lawrence Angelilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)