Form 10-Q
period 2020-09-30
MONEYGRAM INTERNATIONAL INC
filed 2020-10-30
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2020.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 29, 2020, 72,517,539 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$162.9	$146.8
Settlement assets	3,555.2	3,237.0
Property and equipment, net	150.5	176.1
Goodwill	442.2	442.2
Other assets	183.2	182.9
Total assets	$4,494.0	$4,185.0
LIABILITIES
Payment service obligations	$3,555.2	$3,237.0
Debt, net	856.7	850.3
Pension and other postretirement benefits	73.8	77.5
Accounts payable and other liabilities	257.4	260.6
Total liabilities	4,743.1	4,425.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 14,480 and 71,282 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	37.4	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 70,664,378 and 65,061,090 shares issued, 70,664,378 and 62,731,184 shares outstanding at September 30, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	1,257.1	1,116.9
Retained loss	(1,483.1)	(1,460.1)
Accumulated other comprehensive loss	(61.2)	(63.5)
Treasury stock: 0 and 2,329,906 shares at September 30, 2020 and December 31, 2019, respectively	—	(18.3)
Total stockholders’ deficit	(249.1)	(240.4)
Total liabilities and stockholders’ deficit	$4,494.0	$4,185.0
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2020	2019	2020	2019
REVENUE
Fee and other revenue	$320.2	$308.8	$876.5	$919.1
Investment revenue	3.0	13.4	17.4	42.3
Total revenue	323.2	322.2	893.9	961.4
EXPENSES
Fee and other commissions expense	161.3	152.8	445.9	457.8
Investment commissions expense	0.2	6.3	3.4	18.8
Direct transaction expense	13.0	6.7	32.5	17.9
Total commissions and direct transaction expenses	174.5	165.8	481.8	494.5
Compensation and benefits	56.3	50.5	162.9	163.4
Transaction and operations support	24.3	55.8	83.6	162.4
Occupancy, equipment and supplies	15.6	15.5	44.7	46.4
Depreciation and amortization	15.9	18.2	49.2	55.4
Total operating expenses	286.6	305.8	822.2	922.1
OPERATING INCOME	36.6	16.4	71.7	39.3
Other expenses
Interest expense	23.0	24.8	69.5	52.7
Other non-operating expense	1.1	1.2	3.4	38.1
Total other expenses	24.1	26.0	72.9	90.8
Income (loss) before income taxes	12.5	(9.6)	(1.2)	(51.5)
Income tax expense (benefit)	1.6	(1.9)	14.0	(3.1)
NET INCOME (LOSS)	$10.9	$(7.7)	$(15.2)	$(48.4)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.14	$(0.10)	$(0.20)	$(0.70)
Diluted	$0.12	$(0.10)	$(0.20)	$(0.70)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per share
Basic	77.9	76.4	77.7	69.2
Diluted	88.7	76.4	77.7	69.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
NET INCOME (LOSS)	$10.9	$(7.7)	$(15.2)	$(48.4)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding loss on available-for-sale securities arising during the period	—	(0.2)	(0.3)	(0.4)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.0 for the three months ended September 30, 2020 and 2019, respectively, and $0.4 and $0.4 for the nine months ended September 30, 2020 and 2019, respectively	0.4	0.5	1.3	1.9
Pension settlement charge, net of tax benefit of $7.2 for the nine months ended September 30, 2019	—	—	—	24.1
Valuation adjustment for pension, net of tax expense of $0.1 for the nine months ended September 30, 2019	0.1	—	0.1	(0.5)
Unrealized foreign currency translation adjustments, net of tax benefit (expense) of $0.4 and $0.0 for the three months ended September 30, 2020 and 2019, respectively, and $0.2 and ($0.1) for the nine months ended September 30, 2020 and 2019, respectively	6.3	(6.3)	1.2	(4.7)
Other comprehensive income (loss)	6.8	(6.0)	2.3	20.4
COMPREHENSIVE INCOME (LOSS)	$17.7	$(13.7)	$(12.9)	$(28.0)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15.2)	$(48.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49.2	55.4
Signing bonus amortization	39.7	34.6
Amortization of debt discount and debt issuance costs	8.7	4.2
Debt extinguishment costs	—	2.4
Non-cash compensation and pension expense	8.5	41.6
Signing bonus payments	(45.0)	(24.2)
Change in other assets	0.3	3.7
Change in accounts payable and other liabilities	7.1	(33.7)
Other non-cash items, net	(1.1)	3.4
Net cash provided by operating activities	52.2	39.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(30.6)	(42.5)
Net cash used in investing activities	(30.6)	(42.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(21.7)
Principal payments on debt	(4.8)	(30.0)
Proceeds from revolving credit facility	23.0	—
Payments on revolving credit facility	(23.0)	—
Net proceeds from issuing equity instruments	—	29.5
Payments to tax authorities for stock-based compensation	(0.7)	(0.7)
Net cash used in financing activities	(5.5)	(22.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16.1	(26.4)
CASH AND CASH EQUIVALENTS—Beginning of period	146.8	145.5
CASH AND CASH EQUIVALENTS—End of period	$162.9	$119.1
Supplemental cash flow information:
Cash payments for interest	$57.6	$45.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	183.9	0.7	1,118.8	(1,488.5)	(70.3)	(12.3)	(267.7)
Net loss	—	—	—	(4.6)	—	—	(4.6)
Stock-based compensation activity	—	—	1.5	(1.0)	—	1.0	1.5
Other comprehensive income	—	—	—	—	2.3	—	2.3
June 30, 2020	183.9	0.7	1,120.3	(1,494.1)	(68.0)	(11.3)	(268.5)
Net income	—	—	—	10.9	—	—	10.9
Stock-based compensation activity	—	—	1.5	0.1	—	—	1.6
Other comprehensive income	—	—	—	—	6.8	—	6.8
Preferred stock - series D conversion	(146.5)	—	135.3	—	—	11.3	0.1
September 30, 2020	$37.4	$0.7	$1,257.1	$(1,483.1)	$(61.2)	$—	$(249.1)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(13.5)	—	—	(13.5)
Stock-based compensation activity	—	—	2.6	(9.5)	—	9.0	2.1
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
March 31, 2019	183.9	0.6	1,049.4	(1,411.5)	(84.7)	(20.0)	(282.3)
Net loss	—	—	—	(27.2)	—	—	(27.2)
Stock-based compensation activity	—	—	1.6	(0.7)	—	0.8	1.7
Net proceeds from issuing equity instruments	—	—	29.5	—	—	—	29.5
Equity instruments issued in connection with second lien facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	28.5	—	28.5
June 30, 2019	183.9	0.6	1,093.6	(1,439.4)	(56.2)	(19.2)	(236.7)
Net loss	—	—	—	(7.7)	—	—	(7.7)
Stock-based compensation activity	—	—	1.6	(0.6)	—	0.4	1.4
Other comprehensive loss	—	—	—	—	(6.0)	—	(6.0)
September 30, 2019	$183.9	$0.6	$1,095.2	$(1,447.7)	$(62.2)	$(18.8)	$(249.0)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to "MoneyGram," the "Company," "we," "us" and "our" are to MoneyGram International, Inc. and its subsidiaries.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations. The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.
Impact of Novel Coronavirus ("COVID-19") Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and resulting government actions taken in response to the virus have caused, and may continue to cause significant economic and business disruption, volatility and financial uncertainty, and a continued significant global economic downturn. This has had, and may continue to have, negative impact on our workforce, agents, customers, financial markets, consumer spending and credit markets.
During the first quarter of 2020, we assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that was reasonably available to us at the time. The accounting estimates and other matters we assessed included, but were not limited to, our goodwill and other long-lived assets, allowance for credit losses, pension and other postretirement benefits and valuation allowances for tax assets. Based on our assessment of these estimates, the Company recorded an increase in its deferred tax asset valuation allowance of $10.6 million, of which $10.1 million related to balances which existed at the beginning of the year. See Note 11 — Income Taxes for more information related to our deferred tax asset valuation allowance adjustments made during 2020.
During the second quarter of 2020, governmental authorities began lifting some restrictions such as quarantines, shutdowns and some shelter-in-place orders. As the restrictions started to ease, the ability to transact on a more normal basis began to return. Notwithstanding such positive trends, the impact of the COVID-19 pandemic worsened in certain jurisdictions resulting in increased or resumed shelter-in-place and shutdown orders.
During the third quarter of 2020, the effects of the pandemic persisted in most of the world, with varying degrees of government responses. Quarantines, shutdowns, shelter-in-place orders and travel restrictions still existed in most countries. Economic recessionary pressure, such as high unemployment and business failures resulting from the COVID-19 pandemic continued to be seen throughout the U.S. and international landscape. Remittance was classified as an essential service in virtually all countries, which kept a significant number of physical locations open, but also accelerated a trend of consumers moving to digital product offerings when practical and available.
There were no other material impact to our unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2020, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience, future expectations, impact of the COVID-19 pandemic and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and assumptions are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Recent Accounting Pronouncements and Related Developments — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASUs:
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
ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a U.S. Securities and Exchange Commission ("SEC") filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. MoneyGram is a smaller reporting company and, as such, will adopt the amendments in these standards in 2023. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our consolidated financial statements.
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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This ASU also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Reorganization Costs

In the fourth quarter of 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the "2019 Organizational Realignment"). In the second quarter of 2020, this number was revised to approximately 100 positions as the operational plan drew closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that is more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $7.9 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, which are recorded in "Compensation and benefits" on the Condensed Consolidated Statements of Operations in the Global Funds Transfer reporting segment.
The following table is a roll-forward of the reorganization costs accrual as of September 30, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$4.6
Expenses	1.1
Cash payments	(5.6)
Balance, September 30, 2020	$0.1
The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses as of September 30, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$6.8
First quarter 2020	0.7
Second quarter 2020	0.7
Third quarter 2020	(0.3)
Total cumulative reorganization costs incurred to date	$7.9

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	September 30, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$1,748.7	$1,531.1
Receivables, net	811.7	715.5
Interest-bearing investments	991.1	985.9
Available-for-sale investments	3.7	4.5
Total settlement assets	$3,555.2	$3,237.0
Payment service obligations	$(3,555.2)	$(3,237.0)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.1	$—	$3.1
Asset-backed and other securities	—	0.6	0.6
Forward contracts	2.3	—	2.3
Total financial assets	$5.4	$0.6	$6.0
Financial liabilities:
Forward contracts	$0.5	$—	$0.5

December 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.6	$—	$3.6
Asset-backed and other securities	—	0.9	0.9
Forward contracts	—	—	—
Total financial assets	$3.6	$0.9	$4.5
Financial liabilities:
Forward contracts	$0.8	$—	$0.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of the first lien credit facility is estimated using an observable market quotation (Level 2). As of September 30, 2020 and December 31, 2019, the fair value of the first lien credit facility was $621.0 million and $577.6 million, respectively, with a carrying value of $636.9 million and $641.8 million, respectively. The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves. As of September 30, 2020 and December

31, 2019, the fair value of the second lien credit facility was $249.7 million and $236.7 million, respectively, with a carrying value of $254.6 million and $251.4 million, respectively.
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2020 and December 31, 2019.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2020	December 31, 2019
Cash	$1,909.1	$1,675.4
Money market securities	2.5	2.5
Cash and cash equivalents (1)	1,911.6	1,677.9
Interest-bearing investments	991.1	985.9
Available-for-sale investments	3.7	4.5
Total investment portfolio	$2,906.4	$2,668.3
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Residential mortgage-backed securities	$2.7	$0.4	$—	$3.1
Asset-backed and other securities	0.3	0.5	(0.2)	0.6
Total	$3.0	$0.9	$(0.2)	$3.7

December 31, 2019
Residential mortgage-backed securities	$3.3	$0.3	$—	$3.6
Asset-backed and other securities	0.2	0.7	—	0.9
Total	$3.5	$1.0	$—	$4.5
As of September 30, 2020 and December 31, 2019, 84% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Net realized non-U.S. dollar gain (loss)	$12.0	$(8.4)	$15.2	$(11.5)
Net (loss) gain from the related forward contracts	(5.5)	8.0	(3.8)	13.7
Net gain (loss) from the related forward contracts	$6.5	$(0.4)	$11.4	$2.2
As of September 30, 2020 and December 31, 2019, the Company had $502.1 million and $349.1 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of September 30, 2020 and December 31, 2019, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Forward contracts	"Other assets"	$2.9	$0.2	$(0.6)	$(0.2)	$2.3	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Forward contracts	"Accounts payable and other liabilities"	$1.1	$1.0	$(0.6)	$(0.2)	$0.5	$0.8
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2020	December 31, 2019
7.00% first lien credit facility due 2023	$636.9	$641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	891.5	893.2
Unamortized debt issuance costs and debt discounts	(34.8)	(42.9)
Total debt, net	$856.7	$850.3
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
As of September 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing.
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
Debt Covenants and Other Restrictions — The Credit Facilities contain various limitations that restrict the Company's ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and make other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the First Lien Revolving Credit Facility requires the Company and its consolidated subsidiaries (w) to maintain a minimum interest coverage ratio, (x) to maintain a minimum asset coverage ratio, (y) to not exceed a maximum first lien leverage ratio and (z) to not exceed a total leverage ratio. The First Lien Credit Facility requires the company to not exceed a maximum first lien leverage ratio of 4.00:1.00 and the Second Lien Credit Facility requires the Company to not exceed a maximum secured leverage ratio of 5.50:1.00, commencing September 30, 2019.
The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $162.9 million and $146.8 million as of September 30, 2020 and December 31, 2019, respectively. The table below summarizes the Revolver Financial Covenants Under the First Lien Credit Agreement, the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of September 30, 2020, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.263 to 1.00, our first lien leverage ratio was 2.582 to 1.00 and our total leverage ratio was 3.613 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit pension plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Settlement charge	$—	$—	$—	$31.3
Interest cost	0.8	1.0	2.3	4.4
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(2.5)
Amortization of net actuarial loss	0.5	0.5	1.6	2.2
Net periodic benefit expense	$1.1	$1.2	$3.3	$35.4
The Company had nominal net periodic benefit expense for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million for the nine months ended September 30, 2020 and 2019, for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and nine months ended September 30, 2020 or 2019.
Series D Participating Convertible Preferred Stock (the "D Stock") — In 2011, the Company issued shares of D Stock to Goldman Sachs and as of June 30, 2020, there were 71,282 shares issued and outstanding. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock. During the third quarter of 2020, Goldman Sachs converted 56,802 shares of D Stock into 7,100,200 shares of common stock with a par value $0.01 per share. As of September 30, 2020, there were 14,480 shares of D Stock issued and outstanding.
The following table is a summary of the Company’s authorized, issued and outstanding stock as of September 30, 2020:

	D Stock			Common Stock			Treasury Stock
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2019	200,000	71,282	(71,282)	162,500,000	65,061,090	(62,731,184)	2,329,906
Preferred stock - series D conversion	—	(56,802)	56,802	—	5,603,288	(7,100,200)	(1,496,912)
Release for restricted stock units	—	—	—	—	—	(832,994)	(832,994)
September 30, 2020	200,000	14,480	(14,480)	162,500,000	70,664,378	(70,664,378)	—

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.5	$0.5	$1.7	$2.3	"Other non-operating expense"
Settlement charge	—	—	—	31.3	"Other non-operating expense"
Total before tax	0.5	0.5	1.7	33.6
Tax benefit, net	(0.1)	—	(0.4)	(7.6)
Total reclassified for the period, net of tax	$0.4	$0.5	$1.3	$26.0

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive (loss) income	—	(7.2)	0.4	(6.8)
March 31, 2020	1.6	(35.3)	(36.6)	(70.3)
Other comprehensive (loss) income before reclassification	(0.3)	2.1	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive (loss) income	(0.3)	2.1	0.5	2.3
June 30, 2020	1.3	(33.2)	(36.1)	(68.0)
Other comprehensive income before reclassification	—	6.3	0.1	6.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive income	—	6.3	0.5	6.8
September 30, 2020	$1.3	$(26.9)	$(35.6)	$(61.2)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income (loss) before reclassification	0.2	(3.1)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.8	0.8
Net current period other comprehensive income (loss)	0.2	(3.1)	0.8	(2.1)
March 31, 2019	2.1	(31.0)	(55.8)	(84.7)
Other comprehensive (loss) income before reclassification	(0.4)	4.7	(0.5)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	—	24.7	24.7
Net current period other comprehensive (loss) income	(0.4)	4.7	24.2	28.5
June 30, 2019	1.7	(26.3)	(31.6)	(56.2)
Other comprehensive loss before reclassification	(0.2)	(6.3)	—	(6.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive (loss) income	(0.2)	(6.3)	0.5	(6.0)
September 30, 2019	$1.5	$(32.6)	$(31.1)	$(62.2)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Stock-based compensation expense	$1.5	$1.6	$5.1	$6.1
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2019	409,296	$19.34	2.4 years	$—
Forfeited/Expired	(113,330)	19.01
Options outstanding, vested or expected to vest, and exercisable at September 30, 2020	295,966	$19.46	2.1 years	$—
As of September 30, 2020, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — On March 4, 2020, the Company granted time-based restricted stock units, which vest in three equal installments on each anniversary of the grant date. As of such grant date, the Company had remaining authorization to issue awards of up to 1,919,406 shares under its 2005 Omnibus Incentive Plan ("2005 Plan"). At the 2020 Annual Meeting of Stockholders, the stockholders approved an amendment and restatement of the 2005 Plan, which included among other items, approval for increasing the number of shares that may be issued under the 2005 Plan by 8,900,000 shares. The amendment and restatement was effective as of May 6, 2020.
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2019	2,731,758	$5.02	0.9 years	$5.7
Granted	3,695,986	2.04
Vested and converted to shares	(1,139,361)	6.35
Forfeited	(108,891)	3.67
Restricted stock units outstanding at September 30, 2020	5,179,492	$2.63	1.2 years	$14.6
Restricted stock units vested and deferred at September 30, 2020	290,324	$3.27		$0.8
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Weighted-average grant-date fair value of restricted stock units vested during the period	$—	$0.4	$7.2	$10.0
Total intrinsic value of vested and converted shares	$—	$0.1	$2.7	$2.9
As of September 30, 2020, the Company's outstanding restricted stock units had unrecognized compensation expense of $8.5 million with a remaining weighted-average vesting period of 1.9 years. The Company had no expense related to liability classified restricted stock units for the three months ended September 30, 2020, and $0.2 million for the nine months ended September 30, 2020.

Note 11 — Income Taxes

For the three months ended September 30, 2020, the Company recognized an income tax expense of $1.6 million on a pre-tax income of $12.5 million primarily due to an increase in tax reserves, an increase in the valuation allowance and non-deductible expenses, all of which were partially offset by U.S. tax credits. Additionally, as a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on July 20, 2020, the Company recorded a discrete tax benefit related to both the direct and indirect effects of the global intangible low taxed income (“GILTI”) high-tax exclusions being applied retroactively to tax years 2018 and 2019.
For the nine months ended September 30, 2020, the Company recognized an income tax expense of $14.0 million on a pre-tax loss of $1.2 million, primarily due to an increase in the valuation allowance, non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in tax reserves, the reversal of tax benefits on share-based compensation and state taxes net of federal income tax benefits, all of which were partially offset by U.S. tax credits. Additionally, as a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the IRS on July 20, 2020, the Company recorded a discrete tax benefit related to both the direct and indirect effects of the GILTI high-tax exclusions being applied retroactively to tax years 2018 and 2019. The change in the valuation allowance was triggered in the first quarter by an estimated three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the previously anticipated cumulative loss position was significant negative evidence in assessing the recoverability of certain deferred tax assets. Therefore, we recorded an additional valuation allowance of $13.0 million, of which $11.3 million relates to deferred tax assets that existed at the beginning of the year. The valuation allowance does not, however, impact our cash position, liquidity or tax returns. As of September 30, 2020, the total valuation allowance was $84.2 million and is primarily attributable to basis differences in revalued investments, capital losses, U.S. tax credits and certain state and foreign tax loss carryovers.
For the three months ended September 30, 2019, the Company recognized an income tax benefit of $1.9 million on a pre-tax loss of $9.6 million. For the three months ended September 30, 2019, our income tax rate did not differ significantly from our statutory tax rate.
For the nine months ended September 30, 2019, the Company recognized an income tax benefit of $3.1 million on a pre-tax loss of $51.5 million. Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, U.S. taxation of foreign earnings and non-deductible expenses, partially offset by U.S. tax credits net of a valuation allowance. Additionally, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the IRS on January 15, 2019, the Company recorded a discrete tax expense of $0.7 million for an increase in its one-time transition tax.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the liability for unrecognized tax benefits was $18.6 million and $18.2 million, respectively, exclusive of interest and penalties. For the nine months ended September 30, 2020 and 2019, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $18.6 million and $17.6 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company's accrual for interest and penalties increased by $0.8 million and $0.7 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had a liability of $9.2 million and $8.3 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of September 30, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
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
To implement the Rights Agreement, the board of directors declared a dividend of one right ("Right") for each of the Company's issued and outstanding shares of common stock, par value $0.01 per share. The dividend was paid to the stockholders of record at the close of business on August 7, 2020. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, par value $0.01 per share at the price of $15.00, subject to certain adjustments. The Rights will be exercisable if a person or group of persons acquires 4.95% or more of the Company's Stock (as defined in the Right Agreement to include outstanding Company common stock, the Series D Participating Convertible Preferred, the Second Lien Warrants and the Ripple Warrants). The Rights will also be exercisable if a person or group that already owns 4.95% or more of the Company's stock acquires additional shares. The Rights will trade with the Company's common stock and will expire at the close of business on July 28, 2023.

Note 12 — Commitments and Contingencies

Letters of Credit — At September 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.0 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. For the three and nine months ended September 30, 2020 and 2019, a nominal charge was recorded for legal proceedings in "Transaction and operations support" in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission ("FTC") in October 2009 and with the deferred prosecution agreement (the "DPA") that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest and costs and attorneys' fees. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which were consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints asserted that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram's compliance with the stipulated order and DPA described below and breached their fiduciary duties in connection with MoneyGram's compliance programs. The lawsuit sought unspecified damages, equitable relief, interest and costs and attorneys' fees. On February 24, 2020, the United States District for the Northern District of Texas entered an agreed final judgment dismissing the consolidated case. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram's officers and directors. The Delaware suit asserts claims for breach of fiduciary duty and other common law theories and seeks unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described below. The Company believes the pending Delaware case is without merit and is vigorously defending the case. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the "Amended DPA") with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the "Consent Order") with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company's anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the "Agreements." On February 25, 2020, the Company entered into an Amendment to and Extension of the DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. On July 24, 2020, the Company entered into the Second Amendment to the Amendment to and Extension of the Deferred Prosecution Agreement which further extended the due date of the $55.0 million payment to May 9, 2021 and also reduced the frequency of the reporting requirements under the Amended DPA from monthly to quarterly. The Company continues to engage in discussions with the Government regarding a potential reduction of the $55.0 million payment. The Company intends to fulfill its obligation regarding the final payment and the other terms of the Amended DPA.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 9, 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
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

CFPB — On February 12, 2020, the Company received a Report of Examination ("ROE") from the Consumer Financial Protection Bureau ("CFPB") stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB's Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations, and we cannot predict when the CFPB will conclude its review of the CID.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court's findings and filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. The matter is currently pending before the Fifth Circuit.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court did not change the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of September 30, 2020.
Pending the ultimate outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments up to $21.0 million on amounts that have previously been accrued. The Company recently filed a Notice of Appeal to the Fifth Circuit on February 21, 2020, and therefore expects that any potential payment would not be due before 2021.

Note 13 — Earnings (Loss) Per Common Share

For all periods in which they are outstanding, the shares of D Stock and the second lien warrants are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the shares of D Stock are deemed a common stock equivalent and the second lien warrants are considered outstanding common shares.
The following table summarizes the weighted-average share amounts used in calculating earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Basic common shares outstanding	77.9	76.4	77.7	69.2
Shares related to restricted stock units	4.8	—	—	—
Shares related to Ripple warrants	6.0	—	—	—
Diluted common shares outstanding	88.7	76.4	77.7	69.2
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans and upon exercise of the Ripple Warrants (as defined below) are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders.
The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Shares related to stock options	0.3	0.5	0.4	1.0
Shares related to restricted stock units	—	3.0	4.3	2.8
Shares related to Ripple warrants	—	1.7	6.0	0.7
Shares excluded from the computation	0.3	5.2	10.7	4.5

Note 14 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended September 30, 2020 and 2019, Walmart accounted for 13% and 16%, respectively, of total revenue, and for the nine months ended September 30, 2020 and 2019, Walmart accounted for 14% and 16%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer revenue
Money transfer revenue	$297.6	$282.5	$806.6	$838.0
Bill payment revenue	11.0	14.7	35.2	45.6
Total Global Funds Transfer revenue	308.6	297.2	841.8	883.6
Financial Paper Products revenue
Money order revenue	10.4	13.1	33.3	40.6
Official check revenue	4.2	11.9	18.8	37.2
Total Financial Paper Products revenue	14.6	25.0	52.1	77.8
Total revenue	$323.2	$322.2	$893.9	$961.4
The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer operating income	$33.6	$9.8	$56.8	$16.5
Financial Paper Products operating income	3.6	7.6	16.8	25.8
Total segment operating income	37.2	17.4	73.6	42.3
Other operating loss	(0.6)	(1.0)	(1.9)	(3.0)
Total operating income	36.6	16.4	71.7	39.3
Interest expense	23.0	24.8	69.5	52.7
Other non-operating expense	1.1	1.2	3.4	38.1
Income (loss) before income taxes	$12.5	$(9.6)	$(1.2)	$(51.5)
The following table sets forth assets by segment:

(Amounts in millions)	September 30, 2020	December 31, 2019
Global Funds Transfer	$1,379.1	$1,318.3
Financial Paper Products	3,088.1	2,819.1
Other	26.8	47.6
Total assets	$4,494.0	$4,185.0

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020	2019
Global Funds Transfer revenue
Money transfer fee revenue	$292.1	$274.4	$791.6	$823.6
Bill payment services fee revenue	10.9	14.7	35.2	45.6
Other revenue	5.6	8.1	15.0	14.4
Total Global Funds Transfer fee and other revenue	308.6	297.2	841.8	883.6
Financial Paper Products revenue
Money order fee revenue	1.8	2.1	5.6	6.6
Official check outsourcing services fee revenue	1.9	2.2	5.6	6.5
Other revenue	7.9	7.3	23.5	22.4
Total Financial Paper Products fee and other revenue	11.6	11.6	34.7	35.5
Investment revenue	3.0	13.4	17.4	42.3
Total revenue	$323.2	$322.2	$893.9	$961.4

Timing of revenue recognition:
Services and products transferred at a point in time	$304.8	$291.2	$832.4	$875.8
Products transferred over time	1.9	2.2	5.6	6.5
Total revenue from services and products	306.7	293.4	838.0	882.3
Investment revenue	3.0	13.4	17.4	42.3
Other revenue	13.5	15.4	38.5	36.8
Total revenue	$323.2	$322.2	$893.9	$961.4
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Related Parties

In June 2019, the Company entered into a multiple element arrangement with Ripple Labs Inc. ("Ripple") consisting of two contracts: a securities purchase agreement (the "SPA") and a commercial agreement. Pursuant to the SPA, the Company issued and sold to Ripple an aggregate of 6,237,523 shares of common stock and warrants to purchase 5,957,600 shares of common stock ("Ripple Warrants") pursuant to separate issuances of common stock and Ripple Warrants, one in June 2019 and another in November 2019. Through the commercial agreement, which is scheduled to expire on July 1, 2023, we utilize Ripple's On Demand Liquidity ("ODL") platform (formerly known as xRapid), as well as XRP, to facilitate cross-border foreign exchange currency settlements.
Related party transactions are not necessarily indicative of an arm's length transaction or comparable to a transaction that had been entered into with independent parties.
The "Transaction and operations support" line on the Condensed Consolidated Statements of Operations includes market development fees of $9.3 million and $41.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020 and December 31, 2019, the "Other assets" line in the Condensed Consolidated Balance Sheets included accounts receivable $0.1 million and $0.9 million, respectively, and a cryptocurrency indefinite-lived intangible asset of $0.5 million and $6.2 million, respectively.

Note 17 — Subsequent Events

As of October 14, 2020, Goldman Sachs had converted the remaining 14,480 shares of D Stock into approximately 1,810,000 shares of common stock with a par value of $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various risks and factors discussed below under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global leader in cross-border peer-to-peer payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, a kiosk or any one of the hundreds of thousands of agent locations in approximately 200 countries and territories, with 81 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and direct-to-consumer channel MoneyGram Online. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Our Digital business includes moneygram.com, mobile solutions, digital partners, wallets and account deposit services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 390,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 92% and 90% of total revenue for the three and nine months ended September 30, 2020, respectively. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital business. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments' performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread of COVID-19 and unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business. Since the outbreak of COVID-19 began, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate.
MoneyGram experienced a decline in transaction volume and related revenue in its walk-in channel in March and April of 2020 as the impact of mandatory closures and stay-at-home orders took effect. Many of our agents around the world were forced to suspend operations due to mandatory government closure orders. In addition, demand for money transfer services decreased as restrictions on mobility, lower levels of economic activity and unemployment impacted consumers.
During the second and third quarters of 2020, some progress in the containment of COVID-19 was made globally, and some governmental authorities removed or began rolling back some restrictions such as quarantines, shutdowns and some shelter-in-place orders. In addition, government rules generally included remittances as an "essential service," which gave agents the ability to reopen physical locations even when other businesses were closed. As restrictions eased, the ability to transact on a more normal basis was restored in many markets and may continue to be restored in other remaining markets. However, increases in COVID-19 cases have caused several major countries to reinstitute lockdowns and restrictions on travel which could result in a continued negative impact to the global economy.
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation is ever evolving and there are a number of uncertainties related to this pandemic. The impact of COVID-19 for the remainder of the year and beyond will depend on the duration and severity of economic conditions resulting from the crisis, public policy actions, expansion and duration of returns to lockdowns and shelter-in-place orders by governments, new initiatives undertaken by the Company and changes in consumer behavior over the long term.
MoneyGram Response to COVID-19
The Company continues to address the COVID-19 pandemic and its impact globally with an internal COVID Task Force composed of a cross-functional group of employees working to mitigate the potential impacts to our people and business. Shortly after the onset of the pandemic, MoneyGram took the following steps to preserve liquidity and value and maintain continuity of operations in response to the pandemic:
•Implemented a global Business Continuity Plan;
•Established employee support initiatives including work from home arrangements;
•Reduced expenses and preserved cash by:
◦Suspending significant discretionary expenses not directly related to revenue-generating activity;
◦Reducing salaries of non-hourly employees, including executive officers and board of director cash retainers, by 20% for a limited time period;
◦Deferring employer Social Security tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act; and
◦Borrowing $23.0 million in the first quarter of 2020 under our revolving credit facility to improve our cash position and preserve financial flexibility.
•Conducted proactive outreaches to governmental and regulatory bodies;
•Proactively continued to manage our fraud prevention programs to protect consumers from COVID-19-related financial scams; and
•Alerted and directed consumers to our website and app, and encouraged direct-to-account transfers.
As transaction volume and revenue began to improve during the second quarter, the Company reversed certain of these actions. Specifically, we repaid the entire $23.0 million that we borrowed under the revolving credit facility, and we returned salaries to their normal levels effective June 27, 2020 for U.S. employees and July 1, 2020 for non-U.S. employees. During the third quarter of 2020, we also repaid the 20% reduction in salary back to our U.S. employees, making them whole for 2020.
We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key agents or disruptions related to our contractual counterparties that might arise as a result of COVID-19. While we have not experienced material disruptions in our service offerings aside from mandatory agent location closures, it is possible that further disruptions could occur as the pandemic continues. We cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
Business Environment
The global pandemic has had a significant impact on economic and political conditions throughout most of the world. As a result, the market for money transfers, the average face amount of funds that are transferred, the volume of transactions and trends in product pricing will continue to fluctuate. The World Bank has predicted a significant global contraction in the amount of funds transferred for the remainder of 2020 and 2021, as employment, migration patterns and economic conditions continue to feel the impact of consumer confidence and government efforts to mitigate infections during the pandemic.

The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver a low cost and convenient customer experience to win market share. Our competitors include several large money transfer and bill payment providers, financial institutions, banks and a large number of regional and specialty remittance companies. We generally compete on the basis of price, agent commissions, brand awareness, customer experience and convenience.
In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower price point of the white-label service has negatively impacted our revenue and operating income. On November 4, 2019, Walmart announced that the white-label money transfer service would be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. For the three and nine months ended September 30, 2020, the MoneyGram "powered by" white-label Walmart2World product represented approximately 8% of total revenue. In the third quarter of 2020, the Walmart marketplace revenue increased quarter over quarter and decreased year over year, primarily due to reductions in foreign exchange spreads, while transaction activity had a slight decrease over the same periods.
As of September 30, 2020, the Company has digital capabilities through which consumers can send and receive money in 81 countries and territories across the world. Furthermore, the Company is expanding its online and mobile presence through the continued growth of its native application, which was available in 26 countries as of September 30, 2020. In the first quarter of 2020, the Company removed its kiosk-based services from the definition of its digital channel. Prior year amounts have been updated to reflect this change. Digital revenue for the three and nine months ended September 30, 2020 was $53.2 million and $130.4 million, or 18% and 16%, respectively, of money transfer revenue, compared to $27.3 million and $82.6 million, or 10% of money transfer revenue for each period, for the three and nine months ended September 30, 2019, respectively. Total digital transactions represented 27% and 24% of money transfer transactions for the three and nine months ended September 30, 2020, respectively.
In 2019, we announced a commercial agreement with Ripple, which is scheduled to expire on July 1, 2023. The commercial agreement allows MoneyGram to utilize Ripple's ODL platform (formerly known as xRapid), as well as XRP, to facilitate foreign exchange trading. The Company is compensated by Ripple for providing assistance with the identification and development of foreign exchange trading pairs, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. The Company is also reimbursed for trading expenses related to the exchange of XRP and fiat currency. For the three months ended September 30, 2020, the Company received a net benefit of $8.9 million composed of $9.3 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $0.4 million, both of which were included in the "Transaction and operations support" line on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020, the Company received a net benefit of $29.8 million composed of $41.0 million of Ripple market development fees, which were partially offset by related transaction and trading expenses of $11.2 million.
In the fourth quarter of 2019, the Company committed to the 2019 Organizational Realignment. In the second quarter of 2020, the number of positions to eliminate was revised to approximately 100 positions as the operational plan drew closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $7.9 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, all of which resulted in cash expenditures that were substantially paid out in the first quarter of 2020. We expect the 2019 Organizational Realignment to reduce annualized operating expenses by approximately $18.0 million beginning in 2020.
Anticipated Trends
This discussion of trends expected to impact our business in 2020 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q Q and Part I, Item 1A, Risk Factors of our 2019 Form 10-K and subsequent periodic filings we make with the SEC for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
As a result of the uncertainty created by the COVID-19 pandemic, the Company is unable to predict whether the trends discussed below will continue during the remainder of the year. As a result of the pandemic, we expect pricing pressure and competition to be continuous challenges through 2020. Currency volatility, liquidity pressure on central banks, geopolitical volatility and pressure on labor markets may also continue to impact our business. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, accelerate digital growth, be the preferred partner for agents and evaluate new revenue streams by pursuing business models of the future.

From a digital channel perspective, we are focusing on the utility of our mobile applications, new consumer products and expanding our digital capabilities into new countries. In February 2020, the Company launched MoneyGram FastSend, a new service through which consumers can send money quickly and easily to their friend's mobile phone number via the MoneyGram website and mobile app.
In 2020, we expect to continue to enhance our global walk-in business across several key regions. In the first quarter of 2020, we signed a partnership with EBIX Inc. to become the Company's exclusive walk-in provider in India. We expect that this partnership will provide the Company with a significantly increased reach in the rural areas of India, the world's largest receive market. Additionally, we signed a strategic partnership with LuLu Money to extend the Company's network in the Asia-Pacific region and Oman.
During the second quarter of 2020, we announced partnerships in Saudi Arabia and South Korea providing money transfer services in Saudi Arabia, South Asia, Southeast Asia, Russia and the Commonwealth of Independent States, South Korea and China as well as eWallet real-time transfers.
During the third quarter of 2020, we continued our digital market expansion with our digital channel and online presence in Iceland and mobile wallet partnerships in Africa that provided access to 28 markets creating the largest footprint in Africa in the industry.
Our continued market expansion and partnerships will contribute to the growth of both the digital and walk-in channels.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the interest rate environment. The Company would see a positive impact on its investment revenue if interest rates rise, and conversely, a negative impact if interest rates decline. The decline in prevailing interest rates due to the economic impact of the pandemic has significantly reduced our investment revenue.
Financial Measures and Key Metrics
This Quarterly Report on Form 10-Q includes financial information prepared in accordance with GAAP as well as certain non-GAAP financial measures that management uses to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin.
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following are non-GAAP financial measures we use to assess our overall performance:
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
Digital Channel — Transactions in which either the send transaction, the receive transaction or both occur through one of our digital such as moneygram.com, mobile solutions, digital partners, wallets or account deposit services.
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue
Fee and other revenue	$320.2	$308.8	4%	$876.5	$919.1	(5)%
Investment revenue	3.0	13.4	(78)%	17.4	42.3	(59)%
Total revenue	323.2	322.2	—%	893.9	961.4	(7)%
Expenses
Fee and other commissions expense	161.3	152.8	6%	445.9	457.8	(3)%
Investment commissions expense	0.2	6.3	(97)%	3.4	18.8	(82)%
Direct transaction expense	13.0	6.7	94%	32.5	17.9	82%
Total commissions and direct transaction expenses	174.5	165.8	5%	481.8	494.5	(3)%
Compensation and benefits	56.3	50.5	11%	162.9	163.4	—%
Transaction and operations support	24.3	55.8	(56)%	83.6	162.4	(49)%
Occupancy, equipment and supplies	15.6	15.5	1%	44.7	46.4	(4)%
Depreciation and amortization	15.9	18.2	(13)%	49.2	55.4	(11)%
Total operating expenses	286.6	305.8	(6)%	822.2	922.1	(11)%
Operating income	36.6	16.4	NM	71.7	39.3	82%
Other expenses
Interest expense	23.0	24.8	(7)%	69.5	52.7	32%
Other non-operating expense	1.1	1.2	(8)%	3.4	38.1	(91)%
Total other expenses	24.1	26.0	(7)%	72.9	90.8	(20)%
Income (loss) before income taxes	12.5	(9.6)	NM	(1.2)	(51.5)	(98)%
Income tax expense (benefit)	1.6	(1.9)	NM	14.0	(3.1)	NM
Net income (loss)	$10.9	$(7.7)	NM	$(15.2)	$(48.4)	(69)%

Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$308.6	95%	$297.2	92%	$841.8	94%	$883.6	92%
Financial Paper Product fee and other revenue	11.6	4%	11.6	4%	34.7	4%	35.5	4%
Investment revenue	3.0	1%	13.4	4%	17.4	2%	42.3	4%
Total revenue	$323.2	100%	$322.2	100%	$893.9	100%	$961.4	100%
Global Funds Transfer fee and other revenue increased for the three months ended September 30, 2020, primarily due to the increase in money transfer revenue and decreased for the nine months ended September 30, 2020, primarily due to the decrease in money transfer revenue when compared to the prior reporting periods. Financial Paper Product fee and other revenue remained relatively flat when compared to the prior reporting periods. See the "Segments Results" section below for a detailed discussion of revenues by segment. For the three and nine months ended September 30, 2020, investment revenue decreased primarily due to lower interest rates when compared to the prior period.
Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	Percent of Total Revenue	2019	Percent of Total Revenue	2020	Percent of Total Revenue	2019	Percent of Total Revenue
Total commissions and direct transaction expenses	$174.5	54%	$165.8	51%	$481.8	54%	$494.5	51%
Compensation and benefits	56.3	17%	50.5	16%	162.9	18%	163.4	17%
Transaction and operations support	24.3	8%	55.8	17%	83.6	9%	162.4	17%
Occupancy, equipment and supplies	15.6	5%	15.5	5%	44.7	5%	46.4	5%
Depreciation and amortization	15.9	5%	18.2	6%	49.2	6%	55.4	6%
Total operating expenses	$286.6	89%	$305.8	95%	$822.2	92%	$922.1	96%
For the three and nine months ended September 30, 2020, total operating expenses as a percentage of total revenue decreased when compared to the prior period, primarily due to a decrease in transaction and operations support, driven by the benefit from the Ripple market development fees and disciplined expense management in response to the pandemic. For the nine months ended September 30, 2020, the decline was also impacted by the realization of cost efficiencies from our 2019 Organizational Realignment.
Total Commissions and Direct Transaction Expenses
Total commissions and direct transaction expenses as a percentage of total revenue increased for the three and nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to the increase in direct transaction expense. See the "Segments Results" section below for more information on commissions and direct transaction expense by segment.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. For the three months ended September 30, 2020, compensation and benefits increased compared to the same periods in 2019, primarily due to the increase in net salaries, related payroll taxes and cash incentive compensation. For the nine months ended September 30, 2020, compensation and benefits remained relatively flat.

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
The following table is a summary of the change in transaction and operations support from 2019 to 2020:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2019	$55.8	$162.4
Change resulting from:
General operating expenses	(26.2)	(77.3)
Realized foreign exchange gains	(6.9)	(9.2)
Provision for loss	3.4	7.1
Direct monitor costs	(1.1)	(3.5)
Non-income taxes	(0.7)	4.1
For the period ended September 30, 2020	$24.3	$83.6
For the three and nine months ended September 30, 2020, transaction and operations support decreased for the same periods in 2019 primarily due to the benefit from Ripple market development fees and disciplined expense management in response to the COVID-19 pandemic.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, supplies and gains or losses on the liquidation of cryptocurrency intangible assets.
For the three and nine months ended September 30, 2020, occupancy, equipment and supplies expense remained relatively flat when compared to the same periods in 2019.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and nine months ended September 30, 2020, depreciation and amortization decreased when compared to the same periods in 2019, primarily due to a decrease in capital expenditures as a result of our migration to cloud computing.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Money transfer revenue	$297.6	$282.5	$15.1	$806.6	$838.0	$(31.4)
Bill payment revenue	11.0	14.7	(3.7)	35.2	45.6	(10.4)
Total Global Funds Transfer revenue	$308.6	$297.2	$11.4	$841.8	$883.6	$(41.8)

Fee and other commissions and direct transaction expenses	$174.4	$159.3	$15.1	$478.4	$475.0	$3.4

Money Transfer Revenue
Money transfer fee and increased for the three months ended September 30, 2020, when compared to the same periods in 2019, primarily driven by the increase in money transfer volume and decreased for the nine months ended September 30, 2020, compared to the same periods in 2019, primarily driven by the decrease in average face value per transaction and pricing due to the global economic impacts of the COVID-19 pandemic, including agent locations closing and Walmart2World service.
Bill Payment Fee Revenue
For the three and nine months ended September 30, 2020, bill payment fee and other revenue decreased by $3.7 million and $10.4 million, respectively, or 25% and 23%, respectively, when compared to the same periods in 2019 due to the impact of COVID-19.
Fee and Other Commissions Expense
For the three months ended September 30, 2020, fee and other commissions increased when compared to the same periods in 2019, primarily due to increases in money transfer and other revenue resulting from the increase in money transfer volume. Fee and other commissions decreased for the nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to decreases in money transfer and other revenue from the decline in pricing discussed above.
Direct Transaction Expense
For the three and nine months ended September 30, 2020, direct transaction expense of $13.0 million and $32.5 million, respectively, increased by $6.3 million and $14.6 million when compared to the same period in 2019, respectively, due to increases in moneygram.com transactions.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Money order revenue	$10.4	$13.1	$(2.7)	$33.3	$40.6	$(7.3)
Official check revenue	4.2	11.9	(7.7)	18.8	37.2	(18.4)
Total Financial Paper Products revenue	$14.6	$25.0	$(10.4)	$52.1	$77.8	$(25.7)

Commissions expense	$0.1	$6.5	$(6.4)	$3.4	$19.5	$(16.1)
Financial Paper Products revenue decreased by 42% during the three months ended September 30, 2020, and or 33% during the nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to a decline in investment revenue.
For the three and nine months ended September 30, 2020, commissions expense for Financial Paper Products decreased by 98% and 83% when compared to the prior periods, respectively, due to the decline in investment commissions expense.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Operating income:
Global Funds Transfer	$33.6	$9.8	$23.8	$56.8	$16.5	$40.3
Financial Paper Products	3.6	7.6	(4.0)	16.8	25.8	(9.0)
Total segment operating income	37.2	17.4	19.8	73.6	42.3	31.3
Other	(0.6)	(1.0)	0.4	(1.9)	(3.0)	1.1
Total operating income	$36.6	$16.4	$20.2	$71.7	$39.3	$32.4

Total operating margin	11.3%	5.1%	6.2%	8.0%	4.1%	3.9%
Global Funds Transfer	10.9%	3.3%	7.6%	6.7%	1.9%	4.8%
Financial Paper Products	24.7%	30.4%	(5.7)%	32.2%	33.2%	(1.0)%
For the three and nine months ended September 30, 2020, the Global Funds Transfer segment operating income and margin increased when compared to the three and nine months ended September 30, 2019, primarily due to the decrease in operating expenses resulting from the benefit of the Ripple market development fees which were partially offset by the decline in money transfer fee and other revenue for the nine months ended September 30, 2020.
For the three and nine months ended September 30, 2020, the Financial Paper Products segment operating income and margin decreased when compared to the three and nine months ended September 30, 2019, primarily due to the decrease in investment revenue.
For the three and nine months ended September 30, 2020, the Company's other operating loss remained relatively flat.
Other Expenses
For the three and nine months ended September 30, 2020, total other expenses decreased by $1.9 million and $17.9 million, respectively, when compared to the same periods in 2019, primarily due to the non-cash settlement charge from the partial sale of the Company's Pension Plan in 2019 as well as debt extinguishment costs incurred in 2019.
Income Taxes
For the three months ended September 30, 2020, the Company recognized an income tax expense of $1.6 million on a pre-tax income of $12.5 million primarily due to an increase in tax reserves, an increase in the valuation allowance and non-deductible expenses, all of which were partially offset by U.S. tax credits. Additionally, as a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the IRS on July 20, 2020, the Company recorded a discrete tax benefit related to both the direct and indirect effects of the GILTI high-tax exclusions being applied retroactively to tax years 2018 and 2019.
For the nine months ended September 30, 2020, the Company recognized an income tax expense of $14.0 million on a pre-tax loss of $1.2 million, primarily due to an increase in the valuation allowance, non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in tax reserves, the reversal of tax benefits on share-based compensation and state taxes net of federal income tax benefits, all of which were partially offset by U.S. tax credits. Additionally, as a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the IRS on July 20, 2020, the Company recorded a discrete tax benefit related to both the direct and indirect effects of the GILTI high-tax exclusions being applied retroactively to tax years 2018 and 2019. The change in the valuation allowance was triggered in the first quarter by an estimated three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the previously anticipated cumulative loss position was significant negative evidence in assessing the recoverability of certain deferred tax assets. Therefore, we recorded an additional valuation allowance of $13.0 million against our deferred tax assets, of which $11.3 million relates to balances that existed at the beginning of the year. The valuation allowance does not, however, impact our cash position, liquidity or tax returns. As of September 30, 2020, the total valuation allowance was $84.2 million and is primarily attributable to basis differences in revalued investments, capital losses, U.S. tax credits and certain state and foreign tax loss carryovers.

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
See Note 11 — Income Taxes in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information related to our unrecognized tax benefits.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items), Adjusted Free Cash Flow (Adjusted EBITDA less cash interest, cash taxes, cash payments for capital expenditures and cash payments for agent signing bonuses) and constant currency measures (which assume that amounts denominated in non-U.S. dollars are translated to the U.S. dollar at rates consistent with those in the prior year) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These non-GAAP measures are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with covenants that incorporate a financial measure similar to Adjusted EBITDA.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance non-GAAP measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA growth, constant currency adjusted, which provides information to investors regarding MoneyGram’s performance without the effect of non-U.S. dollar exchange rate fluctuations year-over-year.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2020	2019	Change	2020	2019	Change
Income (loss) before income taxes	$12.5	$(9.6)	$22.1	$(1.2)	$(51.5)	$50.3
Interest expense	23.0	24.8	(1.8)	69.5	52.7	16.8
Depreciation and amortization	15.9	18.2	(2.3)	49.2	55.4	(6.2)
Signing bonus amortization	14.6	11.2	3.4	39.7	34.6	5.1
EBITDA	66.0	44.6	21.4	157.2	91.2	66.0
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation	1.5	1.6	(0.1)	5.1	6.1	(1.0)
Direct monitor costs	1.0	2.1	(1.1)	8.9	12.4	(3.5)
Compliance enhancement program	0.5	2.6	(2.1)	3.7	6.4	(2.7)
Restructuring and reorganization costs	(0.2)	0.1	(0.3)	1.0	4.1	(3.1)
Non-cash pension settlement charge (1)	—	—	—	—	31.3	(31.3)
Legal and contingent matters	—	0.6	(0.6)	0.6	1.9	(1.3)
Severance and related costs	—	0.1	(0.1)	0.2	0.3	(0.1)
Debt extinguishment costs (2)	—	—	—	—	2.4	(2.4)
Adjusted EBITDA	$68.8	$51.7	$17.1	$176.7	$156.1	$20.6

Adjusted EBITDA change, as reported	33%			13%
Adjusted EBITDA change, constant currency adjusted	29%			13%

Adjusted EBITDA	$68.8	$51.7	$17.1	$176.7	$156.1	$20.6
Cash payments for interest	(23.2)	(19.2)	(4.0)	(57.6)	(45.2)	(12.4)
Cash payments for taxes, net of refunds	5.8	(1.1)	6.9	3.3	(1.6)	4.9
Cash payments for capital expenditures	(10.7)	(13.3)	2.6	(30.6)	(42.5)	11.9
Cash payments for agent signing bonuses	(15.3)	(8.8)	(6.5)	(45.0)	(24.2)	(20.8)
Adjusted Free Cash Flow	$25.4	$9.3	$16.1	$46.8	$42.6	$4.2
(1) Non-cash charge of $31.3 million from the sale of pension liability in June 2019.
(2) Debt extinguishment costs related to the amended and new debt agreements entered on June 26, 2019.
For the three and nine months ended September 30, 2020, the Company generated EBITDA of $66.0 million and $157.2 million, respectively, and Adjusted EBITDA of $68.8 million and $176.7 million, respectively. EBITDA increased when compared to the same periods in 2019 because of decreases in operating expense. Adjusted EBITDA increased when compared to the same periods in 2019, primarily due to the increases in EBITDA, which were partially offset by the pension settlement charge of $31.3 million and debt extinguishment costs of $2.4 million in the same periods in 2019. Additionally, for the three and nine months ended September 30, 2020, EBITDA and Adjusted EBITDA include the impact from the net benefit of $8.9 million and $29.8 million, respectively, composed of $9.3 million and $41.0 million of Ripple market development fees, respectively, which were partially offset by related transaction and trading expenses of $0.4 million and $11.2 million, respectively.
For the three and nine months ended September 30, 2020, Adjusted Free Cash Flow increased by $16.1 million and $4.2 million, respectively, when compared to the same periods in 2019. The increases were primarily due to the increases in Adjusted EBITDA and the decrease in cash payments for capital expenditures, which were partially offset by the increase in signing bonuses.
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

(Amounts in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$162.9	$146.8
Settlement assets:
Settlement cash and cash equivalents	1,748.7	1,531.1
Receivables, net	811.7	715.5
Interest-bearing investments	991.1	985.9
Available-for-sale investments	3.7	4.5
Total settlement assets	$3,555.2	$3,237.0
Payment service obligations	$(3,555.2)	$(3,237.0)
Our primary sources of liquidity include revenue generated by the sale of our payment instruments, our cash and cash equivalents and interest-bearing investment balances, and proceeds from our investment portfolio. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing any available balance under our First Lien Revolving Credit Facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
We pre-position cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including the remaining availability under our credit facilities, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep substantially all of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of September 30, 2020, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.9 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.7 million of available-for-sale investments as of September 30, 2020. U.S. government agency residential mortgage-backed securities comprise $3.1 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.6 million.

Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2020	December 31, 2019
7.00% first lien credit facility due 2023	$636.9	$641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	891.5	893.2
Unamortized debt issuance costs and debt discounts	(34.8)	(42.9)
Total debt, net	$856.7	$850.3
As of September 30, 2020, the Company had no borrowings and nominal outstanding letters of credit under its revolving credit facility and had $34.9 million of availability. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under the First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of September 30, 2020, the Company had cash and cash equivalents of $162.9 million. The effective interest rate on the First Lien Credit Facility decreased from 7.80% as of December 31, 2019, to 7.00% as of September 30, 2020, due to a reduction in LIBOR. See Note 7 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of September 30, 2020, our credit ratings from Moody's and S&P were B3 with a negative outlook and B with a negative outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations are not linked or impacted by changes in our credit ratings.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019	2020 vs 2019
Net cash provided by operating activities	$52.2	$39.0	$13.2
Net cash used in investing activities	(30.6)	(42.5)	11.9
Net cash used in financing activities	(5.5)	(22.9)	17.4
Net change in cash and cash equivalents	$16.1	$(26.4)	$42.5
Cash Flows from Operating Activities
For the nine months ended September 30, 2020, operating cash increased $13.2 million when compared to the prior period primarily due to the increase in money transfer revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2020 net cash used in investing activities decreased when compared to the same periods in 2019, primarily due to the COVID-19 cost saving measures and a reduction in discretionary spending.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash used in financing activities decreased by $17.4 million primarily as a result of lower principal payments on debt.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2020. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2019 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding recent accounting pronouncements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain documents referenced herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as "believes," "estimates," "expects," "projects," "plans," "anticipates," "intends," "continues," "will," "should," "could," "may," "might," "would," "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report, are not historical facts or guarantees of future performance, and are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control due to a number of factors. These factors include, but are not limited to:
•the impact of the COVID-19 pandemic or future pandemics on our business, including the potential for work stoppages, lockdowns, shelter-in-place or restricted movement guidelines, service delays and lower consumer and commercial activity;
•our ability to compete effectively;
•our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, whether through its introduction of additional competing white-label money transfer products or otherwise;
•a security or privacy breach in systems, networks or databases on which we rely;
•current and proposed regulations addressing consumer privacy and data use and security;
•our ability to manage fraud risks from consumers or agents;
•the ability of us and our agents to comply with U.S. and international law and regulations;
•litigation and regulatory proceedings involving us or our agents, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;
•uncertainties relating to compliance with the Amended DPA entered into with the Government and the effect of the Amended DPA on our reputation and business and our ability to make payments required under the Amended DPA;
•disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;
•the ability of us and our agents to maintain adequate banking relationships;
•our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;
•our high degree of leverage and substantial debt service obligations, significant debt covenant requirements and our ability to comply with such requirements;
•our below investment-grade credit rating;
•our ability to maintain sufficient capital;
•weakness in economic conditions, in both the U.S. and global markets;
•the financial health of certain European countries or the secession of a country from the European Union;
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
•our capital structure; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2019 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2019. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in the Company's 2019 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 12 — Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
The following risk factor disclosures should be read in conjunction with the risk factors described in the Company's 2019 Form 10-K and subsequent periodic filings with the SEC. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:
Risks Related to Our Business and Industry
The COVID-19 outbreak, declared a pandemic by the World Health Organization, is ongoing both in the United States and globally, and has adversely affected, and may continue to materially adversely affect, our business operations, financial condition, liquidity and cash flow. The extent to which the COVID-19 pandemic will further impact our business depends on future developments, which are highly uncertain and difficult to predict.
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization, is ongoing both in the United States and globally, causing significant macroeconomic uncertainty, volatility and disruption. In response, many governments have initiated social distancing rules, lockdowns or shelter-in-place orders resulting in the closure of many businesses. These actions have resulted in an overall reduction in consumer activity and the continued closure of some of our agent locations.
The COVID-19 pandemic and the related economic fallout began to adversely impact MoneyGram's results of operations in the middle of March 2020. The inability of our agents to operate normally has reduced the volume of consumer transactions in almost all of the 200 countries and territories in which we operate. These developments have negatively impacted and may continue to negatively impact our sales and operating margin as well as our workforce, agents and customers.
It is impossible to predict the scope and duration of the impact of the pandemic on our business as the situation is ever evolving and there are a number of uncertainties related to this pandemic. These uncertainties include, but are not limited to, the potential adverse effect on the global economy, our agent network, travel and transportation services, our employees and customers. Even though some governments lifted some restrictions on citizens and businesses during the second and third quarters of 2020, the resulting economic impact of COVID-19 could still continue to negatively impact our business and the recent resurgence of COVID-19 cases could result in further lockdowns and shelter-in-place orders by governments. The extent to which the COVID-19 pandemic will further impact our business depends on future developments, which are highly uncertain and difficult to predict, and accordingly, as the COVID-19 situation continues to evolve, additional adverse effects may arise that are currently unknown. All of these effects discussed above could have a material adverse effect on our near-term and long-term business operations, revenues, earnings, financial condition, liquidity and cash flows.
We face possible uncertainties relating to compliance with, and impact of, the amended deferred prosecution agreement entered into with the Government.
As disclosed in Note 12 — Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, on November 8, 2018, we announced that we entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the U.S. DOJ. On February 25, 2020, the Company entered into an Amendment to the Amended DPA providing for certain changes, and on July 24, 2020, the Company entered into the Second Amendment to the Amended DPA providing for certain further changes (all collectively, the "Agreements").
Under the Agreements, as amended on July 24, 2020, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 9, 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. Although the Company expects to fulfill its obligations under the Agreements, if the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company’s business including cash flows, financial condition and results of operations.

The Company continues to engage in discussions with the Government regarding a potential reduction of the $55.0 million payment. The Company believes there is a reasonable basis to reduce the final payment, but there can be no assurance as to whether the Government will agree to reduce the final payment. If the Government does not agree to reduce the amount of the final payment and the Company does not receive additional working capital funds from debt or equity financing sources, there could be a material adverse effect on the Company’s business, financial condition, credit ratings, results of operations and cash flows from making such payment.
A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies including but not limited to the COVID-19 pandemic) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Specifically, since the start of the COVID-19 pandemic, many governments have initiated social distancing rules, lockdowns or shelter-in-place orders resulting in the inability of many individuals to migrate or work abroad, which has impacted our business. Even though some governments have lifted some of the restrictions on travel during the second and third quarters of 2020, the resulting economic impact of prior and ongoing COVID-19 governmental lockdown orders could still continue to negatively impact our business. Furthermore, continuing increases in COVID-19 cases occurring now or in the future could result in a return to lockdowns and shelter-in-place orders by governments which could negatively impact our business.
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
Other attacks in recent years have included distributed denial of service ("DDoS") attacks, in which individuals or organizations flood commercial websites or application programming interfaces ("APIs") with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites or APIs unavailable to customers for extended periods of time. We, as well as other financial services companies, have been subject to such attacks.
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

While there is currently no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee (“AARC”), selected the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for U.S. dollar denominated loans and securities. SOFR has been published by the Federal Reserve Bank of New York (“FRBNY”) since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY currently publishes SOFR daily on its website at
apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice. Because SOFR is published by the FRBNY based on data received from other sources, the Company has no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions. There is also no assurance that SOFR will be widely adopted as the replacement reference rate for LIBOR.
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

10.1	Second Amendment to Amendment to and Extension of the Deferred Prosecution Agreement (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 27, 2020).
10.2*+	Amendment No. 13 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc., effective September 25, 2020.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*	The following materials from MoneyGram's Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

+	Portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

October 30, 2020	By:	/s/ LAWRENCE ANGELILLI
Lawrence Angelilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)