Form 10-K
period 2020-12-31
MONEYGRAM INTERNATIONAL INC
filed 2021-02-22
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2020.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood St., 15th Floor, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code
(214) 999-7552
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MGI	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $197.8 million.
72,541,506 shares of common stock were outstanding as of February 18, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Annual Report on Form 10-K ("2020 Form 10-K") and is not a complete list of all the defined terms used herein.

Abbreviation	Term
Amended DPA	Amendment to and Extension of Deferred Prosecution Agreement
API	Application Programming Interface
CFPB	Bureau of Consumer Financial Protection was created by the Dodd-Frank Act to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services, in the U.S.
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
Corridor Mix	Relative impact of increases or decreases in money transfer transaction volume in each corridor versus the comparative prior period
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through one of the Company's digital properties such as moneygram.com, the native mobile application or virtual agents
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DPA	Deferred Prosecution Agreement
Face Value	Principal amount of each completed transaction, excluding any transaction fees
FCPA	Foreign Corrupt Practices Act
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPA	U.S. Attorney's Office for the Middle District of Pennsylvania
MGO	MoneyGram Online
Moody's	Moody's Investor Service
MPSI	MoneyGram Payment Systems, Inc.
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
ODL	On Demand Liquidity
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Receiver	Person receiving a money transfer transaction
ROE	Report of Examination
ROU	Right-of-use
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission

SPA	Securities Purchase Agreement
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
TCJA	Tax Cuts and Jobs Act

PART I.

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, "MoneyGram," the "Company," "we," "us" and "our") is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable family and friends to quickly and affordably send money in more than 200 countries and territories with over 85 countries digitally-enabled as of December 31, 2020. The innovative MoneyGram platform leverages its leading distribution network, global financial settlement engine, cloud-based infrastructure with integrated APIs, and its unparalleled compliance program to enable seamless and secure transfers around the world. Whether through our mobile application, moneygram.com, integration with account deposit and mobile wallets, kiosks, or any one of the more than 410,000 agent locations around the globe, we connect consumers, primarily those who may not be fully served by other financial institutions, in any way that is convenient for them. As an alternative financial services company, we provide individuals with essential services to help them meet the financial demands of their daily lives. Both our growing direct-to-consumer digital business and our Retail Channel centered around our global distribution network enable the Company to serve the entire remittance market. Given strong mobile P2P market growth rates, our direct-to-consumer digital business is a growth engine for the Company as our digital capabilities enable us to serve new customer segments who utilize our platform to transfer money around the world.
Our money transfer services are our primary revenue driver, but MoneyGram has additional offerings which include bill payment services, money order services, and official check processing. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. MoneyGram provides call center services 24 hours per day, 365 days per year and provides customer service in dozens of languages.
The MoneyGram® brand has name recognition throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the red Globe design logo, MoneyGram FastSend, ExpressPayment, and AgentWorks, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference in this 2020 Form 10-K.
We conduct our business primarily through our wholly-owned subsidiary, MoneyGram Payment Systems, Inc. ("MPSI"), under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003. Through the Company's predecessors, we have been in operation since 1940.

Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2020	2019	2018
Global Funds Transfer
Money transfer	91%	87%	88%
Bill payment	4%	5%	5%
Financial Paper Products
Money order	3%	4%	4%
Official check	2%	4%	3%
Total revenue	100%	100%	100%
See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2020, 2019 and 2018, our 10 largest agents accounted for 30%, 32% and 33%, respectively, of total revenue and 31%, 34% and 34%, respectively, of Global Funds Transfer segment revenue. Walmart Inc. ("Walmart") is our only agent that accounts for more than 10% of our total revenue. In 2020, 2019 and 2018 Walmart accounted for 13%, 16% and 16% of total revenue, respectively. In 2020, 2019 and 2018 Walmart accounted for 13%, 16% and 16% of Global Funds Transfer segment revenue, respectively.
Global Funds Transfer Segment
The Global Funds Transfer segment is our primary revenue driver, providing global money transfer services and bill payment services principally as an alternative to banking services in more than 200 countries and territories around the world. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices, banks and other financial institutions. We also offer digital solutions such as moneygram.com, mobile app solutions, account deposit and kiosk-based services. Additionally, we have limited Company-operated retail locations.
In June 2019, we entered into a commercial agreement with Ripple Labs, Inc., a developer of blockchain technology and a cryptocurrency named XRP, to utilize their On Demand Liquidity ("ODL") platform, as well as XRP, for cross-border foreign exchange transaction for the Company's own account. The Company is compensated by Ripple for developing and bringing liquidity to certain foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. We refer to this compensation as market development fees. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform or the related software and there are no claw-back or refund provisions. The market development fees are recorded as a reduction of the "Transaction and operations support" line in the accompanying Consolidated Statements of Operations. MoneyGram ceased transacting with Ripple under the commercial agreement in early December 2020 and has not since resumed trading. It is possible that MoneyGram will not resume transacting with Ripple under the commercial agreement and will be unable to receive the related market development fees in 2021 and beyond. See Note 20 — Related Parties of the Notes to the Consolidated Financial Statements.
We continue to focus on the growth of our Global Funds Transfer segment for outbound transactions originating in the U.S. and those originating outside of the U.S. Sends originated outside of the U.S. generated 55% in 2020, 52% in 2019 and 49% in 2018 of our total revenue, and 59% in 2020, 57% in 2019 and 52% in 2018 of our total Global Funds Transfer segment revenue. In 2020, our Global Funds Transfer segment had total revenue of $1.2 billion.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different "send" and "receive" currencies. We have Corridor pricing capabilities that provide us flexibility when establishing consumer fees and non-U.S. dollar exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating and receiving the transaction earn a commission that is generally based on a percentage of the fee charged to the consumer, or in certain cases a fixed commission. When a money transfer transaction is initiated at a MoneyGram-owned store, staging kiosk or via our online platform, typically only the agent receiving the transaction earns a commission.

In certain countries, we have multi-currency technology that allows consumers to choose a currency when initiating or receiving a money transfer. The currency choice typically consists of local currency, U.S. dollars and/or euros. These capabilities allow consumers to know the amount that will be received in the selected currency.
Retail Channel
As of December 31, 2020, our money transfer agent network had more than 410,000 locations. Our network includes agents such as international post offices, banks and broader financial services, as well as large and small retailers. Additionally, we have a limited number of Company-owned and operated retail locations in Western Europe. Some of our agents outside the U.S. manage sub-agents that offer MoneyGram branded services. We refer to these agents as super-agents. Although the sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve, and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Typically, retail send transactions are funded in cash. In retail receive transactions, the funds are available for the designated recipient to collect usually within 10 minutes at any MoneyGram agent location.
As of December 31, 2020, in over 70 countries, the designated recipient may also receive the transferred funds via a deposit to the recipient's bank account or mobile wallet account.
Digital Channel
We offer money transfer services through our direct-to-consumer digital business, MoneyGram Online ("MGO"), which includes our leading mobile app and moneygram.com. MGO is available in 37 countries and territories as of December 31, 2020. Through our Digital Channel, consumers can send money from the convenience of their own homes to any of our agent locations worldwide, a recipient's bank account or a recipient's mobile wallet. Consumers can fund their transactions from a bank account, debit card, or credit card. MGO, the Company’s single largest generator of money transfer transactions, maintains three of its individual country sites on the Company’s top 10 list of money transfer generating sources. MGO’s US site became the largest generator of money transfer transactions in December 2020, surpassing Walmart based on transactions. Cross-border money transfer transactions through MGO grew 152% in 2020 compared to the prior year.
We also offer money transfer services via digital partners, which enable our partners’ customers to send international money transfers online or through a mobile device to any MoneyGram pay-out location or directly to a recipient’s bank account or mobile wallet through the MoneyGram platform.
Transfers directly to bank accounts and mobile wallets are the third main component of our Digital Channel. Through the MoneyGram platform, customers had direct access to over 2 billion accounts in over 70 countries as of December 31, 2020. Total digital transactions represented 25% of money transfer transactions as of December 31, 2020.
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
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or through moneygram.com. We offer consumers same-day and two- or three-day payment service options; the service option is dependent upon our agreement with the biller. We offer payment options to nearly 13,000 billers in key industries, including the ability to allow the consumer to load or reload funds to over 500 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
Marketing — The global marketing organization employs an omnichannel approach that tailors our brand message to each specific market, culture and consumer preferences. The organization is increasingly focusing on digital marketing tactics to reach consumers. Our marketing strategy also includes our MoneyGram Plus Rewards loyalty program that provides faster service at the agent locations in various countries around the world and gives consumers the benefit of earning discounts on future transactions and special promotions available only to loyalty members.
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

Competition — The market for money transfer and bill payment services is very competitive on a regional and global basis. We generally compete on customer experience, price, the ability to conduct both digital and cash transactions, the convenience of multiple receive options across a broad global network in over 200 countries & territories, commission payments, customer loyalty program initiatives, and marketing efforts.
Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the cross-border money transfer industry is The Western Union Company ("Western Union"), which also competes with our bill payment services and money order businesses. Additionally, Walmart has a white-label money transfer service, a program operated by a competitor of MoneyGram that allows consumers to transfer money between Walmart U.S. store locations. In 2018, Walmart launched Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in the world. On November 4, 2019, Walmart announced that the white-label money transfer service would now be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. On January 19, 2021, Walmart informed us of a new agreement that would enable Western Union money transfer, bill payment and money order services at U.S. Walmart locations.
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
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our agents and financial institutions located throughout the U.S. and Puerto Rico and provides official check outsourcing services for banks and credit unions across the U.S.
In 2020, our Financial Paper Products segment generated revenues of $66.3 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our "investment portfolio." Our investment portfolio consists of low risk, highly liquid bank deposits that earn a market rate of return for similar investments.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately seven days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2020, we issued money orders through our network of over 11,000 agents and financial institutions located in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately five days. As of December 31, 2020, we provided official check outsourcing services through approximately 1,100 financial institutions at over 5,000 branch bank locations.
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
Official check competitors include financial institution solution providers, such as core data processors and corporate credit unions. We generally compete against a financial institution's desire to perform these processes in-house with support from these types of organizations. We compete for official check customers on the basis of value, service, quality, technical and operational differences, price and commission.

Regulation
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; sanctions laws and regulations; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See the Risk Factors section in Item 1A for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs in light of the most recent legal and regulatory changes.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA and the U.S. DOJ relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the Amended DPA with the MDPA and U.S. DOJ (collectively, the "Government") dated November 9, 2012.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the "Amended DPA") with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the "Consent Order") with the FTC. The motions underlying the Amended DPA and Consent Order focus primarily on the Company's anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the "Agreements." On February 24, 2020, the Company entered into an Amendment to Amendment to and Extension of Deferred Prosecution Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. On July 24, 2020, the Company entered into the Second Amendment to Amendment to and Extension of Deferred Prosecution Agreement which further extended the due date of the $55.0 million payment to May 9, 2021 and also reduced the frequency of the reporting requirements under the Amended DPA from monthly to quarterly. The Company continues to engage in discussions with the Government regarding a potential reduction of the $55.0 million payment. The Company intends to fulfill its obligation regarding the final payment and the other terms of the Amended DPA.
Under the Agreements, as amended, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 9, 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See Risk Factors — We face possible uncertainties relating to compliance with and impact of the amended deferred prosecution agreement entered into with the U.S. federal government for additional information in Item 1A and the Legal Proceedings section in Item 3.
Anti-Money Laundering Compliance — Our services are subject to U.S. anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations of many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:
•reporting of large cash transactions and suspicious activity;
•limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;

•consumer information gathering and reporting requirements;
•consumer disclosure requirements, including language requirements and non-U.S. dollar restrictions;
•notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;
•registration or licensing of the Company or our agents with a state or federal agency in the U.S. or with the central bank or other proper authority in a foreign country; and
•minimum capital or capital adequacy requirements.
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
Money Transfer and Payment Instrument Licensing — In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International SRL, is a licensed payment institution under the National Bank of Belgium pursuant to the European Union Payment Services Directive ("PSD"). The Company, through its subsidiaries, is also licensed in other jurisdictions including the United Kingdom, Mexico, and Canada. In 2016, the PSD was amended by a revised Payment Services Directive ("PSD2"), which was implemented in the national law of the member states during or prior to January 2018 and was further amended by the 4th and 5th Anti-Money Laundering Directives in the European Union. Among other changes, the PSD2, as amended, has increased the supervisory powers granted to member states with respect to activities performed by us and our agents in the European Union. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. The financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or "permissible investments" in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered "permissible investments" vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

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
Data Privacy and Cybersecurity Laws and Regulations — We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our consumers, agents and employees. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions. In some cases, these laws are more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. For example, the General Data Protection Regulation in the European Union ("GDPR") imposes a higher standard of personal data protection with significant penalties for non-compliance for companies operating in the European Union or doing business with European Union residents. The new California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR. In addition, government surveillance laws and data localization laws are evolving to address increased and changing threats and risks. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction.
Dodd-Frank Act — The Dodd-Frank Act was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created the CFPB. The CFPB's Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the U.S. enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer's request. As a "larger participant" in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a financial product or service.
Non-U.S. Dollar Exchange Regulation — Our money transfer services are subject to non-U.S. dollar exchange statutes of the U.S., as well as similar state laws and the laws of certain other countries in which we operate. Certain of these statutes require registration or licensure and reporting. Others may impose currency exchange restrictions with which we must comply.
Anti-Bribery Regulation — We are subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. We maintain a compliance program designed to comply with applicable anti-bribery laws and regulation.
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
In the U.S., we have agreements with four active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We believe that this network of banks provides sufficient capacity to handle the current and projected volumes of items for these services.
We maintain significant relationships with major international banks which provide the capability to transfer money electronically as well as through domestic electronic funds transfer networks and international wire transfer systems. There are a limited number of banks that have capabilities broad enough in scope to handle our volume and complexity. Consequently, we generally employ banks whose market is not limited to their own country or region, and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.

Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries in which we do business. We maintain a portfolio of other trademarks that are material to our Company, which are discussed above in the Overview section. In addition, we maintain a portfolio of MoneyGram branded and related domain names.
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
Human Capital
Global Talent — At MoneyGram, our people are our most important asset, and the success of our global talent (human capital) is essential to the success of our Company. As of December 31, 2020, we employed 974 employees in the U.S. and 1,295 employees outside of the U.S.
Attracting, recruiting, developing, and retaining diverse talent enables us to build a strong and dynamic company. We are focused on supporting our employees across the full employee lifecycle from candidate recruitment through the full employee experience. We have implemented a variety of global and local programs designed to promote employee wellness, particularly during difficult times such as the recent COVID-19 pandemic. For example, in 2020, we worked with our employees to provide a fully virtual work place, accommodating school, family and health needs of our employees, offering additional training, work-from-home flexibility and increased mental health support through our employee assistance program and our benefits partners.
Employee Engagement — At MoneyGram, we provide a variety of employee engagement programs designed to ensure that our employees have a voice in their future and are engaged in our business. We solicit direct employee feedback related to new proposals and programs, and we also have a robust engagement team (“The Red Team”) with representatives across all of our regions and offices, with a focus on employee volunteerism and community service opportunities. We host monthly Lunch and Learn discussion on a variety of personal and Company development topics. We also work to keep our employees updated on Company opportunities and developments through quarterly Town Hall meetings with our CEO and full executive leadership team.
Talent Acquisition and Development — As a leading FinTech and digital payments company, we compete for top global talent around the world. We value our employees for who they are as individuals, and we believe that a strong culture focused on respect for each employee as a valuable individual is essential to the successful acquisition, retention, and development of diverse talent. To that end, focus on inclusive hiring, employee development, positive coaching and mentorship, and internal and external educational opportunities. We have a robust in-house training program, and we likewise provide opportunities for formal and informal continuing education participation for our employees across their respective areas of expertise.
Employee Wellness — We value our employees and work to provide competitive programs to support the total wellness of our employees, including resources, programs and services to support our employees’ physical, mental, and financial wellness. We provide a variety of benefits to our employees globally, including a choice of comprehensive health insurance plans, fully-paid maternity and family leave, vacation and holiday time off, and retirement planning and financial well-being services in addition to retirement savings opportunities. We also provide fully paid employee time off for employee volunteerism and community service, and provide community service opportunities for our employees who wish to participate. We offer a number of Company-funded as well as optional benefits and discounts for our employees, from a variety of life, disability and critical care programs, pet insurance, legal services plans, rideshare and transportation opportunities and discount insurance packages. We are constantly reviewing and improving our global benefits packages across all markets to ensure that we are providing our employees the most competitive package of benefits to meet the needs of employees and families.
Diversity, Equity & Inclusion — Our focus on diversity, inclusion, equity, has grown from a corporate social responsibility program to a full DEI and Social Impact program. MoneyGram has boasted an inclusive and non-discriminatory workplace long before it was legally mandated, and our commitment to principles of diversity, equity and inclusion extend to our recruiting practices, or our vendors and trading partners, our employee experiences and our community service activities. MoneyGram engages in global programs to promote hiring of disabled employees, as well as a focus on racial, religious, ethnic and gender diversity. We are committed to providing an inclusive workplace, with specific focus on providing opportunities to all of our global workforce. We are committed to equal pay for equal work, inclusive leadership opportunities, and intentional focus on creating a workplace that celebrates and embraces our employees for who they are in all aspects of their lives.
.

Executive Officers of the Registrant
W. Alexander Holmes, age 46, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from February 2014 to December 2015 and Executive Vice President and Chief Financial Officer from March 2012 to January 2014. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union's Benelux region from its offices in Amsterdam.
Lawrence Angelilli, age 65, has served as Chief Financial Officer since January 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer from 2014 to 2016. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Kamila K. Chytil, age 41, has served as Chief Operating Officer since October 2019. Prior to that, Ms. Chytil served as Chief Global Operations Officer from May 2016 to September 2019. Ms. Chytil joined the Company in May 2015 as Senior Vice President of Key Partnerships and Payments. Prior to joining the Company, from 2011 to May 2015, Ms. Chytil was Senior Vice President and General Manager of retail payments at Fidelity National Information Services, Inc., a global provider of financial technology solutions, where she was responsible for e-commerce, check cashing and retail payments. From 2004 to 2011, Ms. Chytil held various other management roles at Fidelity National Information Services, overseeing analytics, risk management, and operations.
On January 15, 2021, Ms. Chytil notified the Company that she would be resigning from her role on or around March 19, 2021 in order to accept a senior executive position with another company in an unrelated industry. The Company has initiated a search for Ms. Chytil’s successor.
Robert L. Villaseñor, age 49, has served as General Counsel and Corporate Secretary since January 2020. He served as interim General Counsel and Corporate Secretary from October 2019 to January 2020. He joined the Company in July 2018 as Associate General Counsel, Corporate and Securities and Assistant Secretary. In that role he oversaw the Corporate Securities and M&A legal function for the Company. He has over 20 years of experience representing public companies on a broad range of legal issues including public reporting, lending and capital markets transactions, mergers and acquisitions, strategic investments and various commercial matters. Prior to MoneyGram, he worked in the Corporate and Securities Group at Starbucks Corporation from 2012 to 2018. Prior to Starbucks, he served as the chief corporate and securities attorney at two other public companies. He began his career in private practice at the law firm of Gibson, Dunn & Crutcher LLP working in the areas of mergers and acquisitions and capital markets.
Grant A. Lines, age 56, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to joining the Company, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation's ANZ business, a global payment processing company, from September 2008 to February 2011.
Andres Villareal, age 56, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 29 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
Christopher H. Russell, age 55, has served as Chief Accounting Officer since joining the Company in November 2020. He most recently served as Vice President and Chief Accounting Officer of Kraton Corporation, a global specialty chemicals company, from June 2015 to November 13, 2020. From November 2018 to May 2019, he also served as Kraton Corporation’s Interim Chief Financial Officer. Prior to that, from 2014 to 2015 he served as Chief Accounting Officer for Prince International Corporation, a producer of engineered additives for niche applications, and from 2011 to 2014, Mr. Russell was employed with GE Power and Water, a subsidiary of General Electric Company, as the Global Controller for its Aero Derivatives business. Mr. Russell also previously worked at Ernst & Young LLP. and is a Certified Public Accountant.

Available Information
Our website address is www.moneygram.com. The information on our website is not part of this 2020 Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (ir.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which may be found at www.sec.gov.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in the 2020 Form 10-K or our other filings with the SEC could have a material impact on our business, prospects, financial condition or results of operations.
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
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization, is ongoing both in the United States and globally, causing significant macroeconomic uncertainty, volatility and disruption. In response, many governments have initiated, resumed or extended social distancing rules, lockdowns or shelter-in-place orders resulting in the closure of many businesses. These actions have resulted in an overall reduction in consumer activity and the continued closure of some of our agent locations.
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
It is impossible to predict the scope and duration of the impact of the pandemic on our business as the situation is ever evolving and there are a number of uncertainties related to this pandemic. These uncertainties include, but are not limited to, the potential adverse effect on the global economy, our agent network, travel and transportation services, our employees and customers. Even though some governments lifted some restrictions on citizens and businesses during the second half of 2020, the resulting economic impact of COVID-19 could still continue to negatively impact our business and the recent resurgence of COVID-19 cases could result in further lockdowns and shelter-in-place orders by governments. The extent to which the COVID-19 pandemic will further impact our business depends on future developments, which are highly uncertain and difficult to predict, and accordingly, as the COVID-19 situation continues to evolve, additional adverse effects may arise that are currently unknown. All of these effects discussed above could have a material adverse effect on our near-term and long-term business operations, revenues, earnings, financial condition, liquidity and cash flows.
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
In addition, our enhanced compliance controls have negatively impacted, and may continue to negatively impact, our revenue and net income. In 2018 we launched enhanced compliance measures representing the highest standards in the industry, including new global customer verification standards for all money transfer services, which have significantly increased our operating expenses. While these measures have resulted in a decline in fraud rates, they have negatively impacted, and may continue to negatively impact, our revenue and net income. Such impacts could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
If we lose key agents, our business with such agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, including due to increased costs or loss of business as a result of higher compliance standards, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent's dissatisfaction with its relationship with us or the revenue earned from the relationship, or an agent's unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Under the Amended DPA and Consent Order entered into with the Government and the FTC, we are subject to heightened requirements relating to agent oversight, which may result in agent attrition, and agents may decide to leave our network due to reputational concerns related to the Amended DPA and Consent Order, as well as being subject to oversight not required by other providers.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2020 and 2019, our ten largest agents accounted for 30% and 32%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 13% and 16% of our total revenue in 2020 and 2019, respectively. The current term of our contract with Walmart expires on March 30, 2024. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions, reduce their locations or allow our competitors to use their services (e.g. Ria and Western Union in Walmart), our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white-label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
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
Any security breaches in our or our suppliers’ source code, computer networks, systems, databases or facilities could lead to the inappropriate use or disclosure of personally identifiable or proprietary information, which could harm our business and result in, among other things, unfavorable publicity, damage to our reputation, loss in our consumers' confidence in our or our agents' business, fines or penalties from regulatory or governmental authorities, a loss of consumers, lawsuits and potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents, banks, digital asset exchanges and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions, funds transfers or digital asset transfers. If an entity gains improper access to our, our suppliers', agents' banks', digital asset exchanges' or our third-party independent contractors', source code, computer networks, systems, or databases or facilities, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money transfers, funds transfers or digital asset transfers. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company are subject to direct supervision by the CFPB and are required to provide additional consumer information and disclosures, adopt error resolution standards and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act's prohibition against unfair, deceptive or abusive acts or practices. The CFPB's authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to periodic examination by the CFPB.
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. Between 2016 and 2021, there has been a significant increase in regulatory reviews and enforcement actions taken by the U.S. and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
We are also subject to the PSD2, as amended by the 4th and 5th Anti-Money Laundering Directives in the EU, which governs the regulatory regime for payment services in the European Union, and similar regulatory or licensing requirements in other jurisdictions. The PSD2 and other international regulatory or licensing requirements may impose potential liability on us for the conduct of our agents and the commission of third-party fraud utilizing our services. If we fail to comply with the PSD2 or such other requirements, we could be subject to fines or penalties or revocation of our licenses, which could adversely impact our business, financial condition and results of operations. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.
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
Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.
In addition to the Amended DPA, we have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers' confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.
We face possible uncertainties relating to compliance with, and impact of, the amended deferred prosecution agreement entered into with the Government.
As disclosed in Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this Annual Report, on November 8, 2018, we announced that we entered into (1) the Amended DPA with the Government and (2) the Consent Order with the FTC. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the U.S. DOJ. On February 25, 2020, the Company entered into an Amendment to the Amended DPA providing for certain changes, and on July 24, 2020, the Company entered into the Second Amendment to the Amended DPA providing for certain further changes (all collectively, the "Agreements").
Under the Agreements, as amended on July 24, 2020, the Company will, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million must be paid by May 9, 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. Although the Company expects to fulfill its obligation under the Agreements, if the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences, which could have a material adverse effect on the Company's business including cash flows, financial condition, and results of operations.
The Company continues to engage in discussions with the Government regarding a potential reduction of the $55.0 million payment. The Company believes there is a reasonable basis to reduce the final payment, but there can be no assurance as to whether the Government will agree to reduce the final payment. If the Government does not agree to reduce the amount of the final payment and the Company does not receive additional working capital funds from debt or equity financing sources, there could be a material adverse effect on the Company's business, financial condition, credit ratings, results of operations and cash flows from making such payment.
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
We have substantial interest expense on our debt and our ratings are below "investment grade." We also have significant debt maturities in June 2023 and June 2024. Our credit ratings have caused the Company to access non-investment grade capital markets that are subject to higher volatility and are costlier than capital markets accessible to higher-rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction or interruption in cash flow could result in an event of default or significantly restrict our access to capital, including borrowings under our senior secured three-year revolving credit facility ("First Lien Revolving Credit Facility"). There is no assurance that we will be able to comply with our debt covenants or obtain additional capital. Our below investment grade ratings will result in a cost of capital that is higher than other companies with which we compete. Further, a significant portion of our debt is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates or changes in the terms of our debt or our inability to refinance our existing debt could have an adverse effect on our financial position and results of operations.
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
We have significant debt service obligations under our credit facilities, which could materially and adversely affect our financial condition and results of operations.
The terms of the First Lien Credit Facility (as defined herein) and Second Lien Term Credit Facility (as defined herein) provide for significantly higher effective interest rates than under the Company's prior senior secured credit facilities, which will increase the interest expense payable by the Company and could cause a decrease in the Company's cash flows and materially and adversely affect the Company's financial condition and results of operations. In addition, under the terms of the First Lien Credit Facility and Second Lien Term Credit Facility, we are subject to more restrictive covenants and limitations than under the Company's prior senior secured credit facilities. Failure to comply with such covenants could result in a default under the First Lien Credit Facility and Second Lien Term Credit Facility, and as a result, the commitments of the lenders thereunder may be terminated and the maturity of outstanding amounts could be accelerated.
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
While there is currently no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee ("AARC"), selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar denominated loans and securities. SOFR has been published by the Federal Reserve Bank of New York ("FRBNY") since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY currently publishes SOFR daily on its website at apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice. Because SOFR is published by the FRBNY based on data received from other sources, the Company has no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions. There is also no assurance that SOFR will be widely adopted as the replacement reference rate for LIBOR.
The First Lien Revolving Credit Facility (as defined herein) and the First Lien Term Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at an alternative to the base rate under the First Lien Revolving Credit Facility and the First Lien Term Credit Facility may be adversely impacted, and the costs associated with any potential future borrowings may increase.
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
Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies including but not limited to the COVID-19 pandemic) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Specifically, since the start of the COVID-19 pandemic, many governments have initiated, resumed or extended social distancing rules, lockdowns or shelter-in-place orders resulting in the inability of many individuals to migrate or work abroad, which has impacted our business. Even though some governments have lifted some of the restrictions on travel during the second half of 2020, the resulting economic impact of prior and ongoing COVID-19 governmental lockdown orders could still continue to negatively impact our business. Furthermore, continuing increases in COVID-19 cases occurring now or in the future could result in a return to lockdowns and shelter-in-place orders by governments which could negatively impact our business.
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
We provide money transfer services between and among more than 200 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:
•changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East and other regions;
•restrictions on money transfers to, from and between certain countries;
•currency controls, new currency adoptions and repatriation issues;
•changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;
•possible increased costs and additional regulatory burdens imposed on our business;
•the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;
•burdens of complying with a wide variety of laws and regulations;
•possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;
•reduced protection of our intellectual property rights;
•unfavorable tax rules or trade barriers;

•inability to secure, train or monitor international agents; and
•failure to successfully manage our exposure to non-U.S. dollar exchange rates, in particular with respect to the euro.
In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in non-U.S. dollars. In addition, we maintain significant non-U.S. dollar balances that are subject to volatility and could result in losses due to a devaluation of the U.S. dollar. As exchange rates among the U.S. dollar, the euro and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. See Enterprise Risk Management-Non-U.S. Dollar Risk in Item 7A of this 2020 Form 10-K for more information.
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
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents' or vendors' systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers' confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages or engage other providers and, in extreme situations, a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
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

In 2015, we initiated an internal investigation to identify payments processed by the Company that were violations of OFAC sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. OFAC is currently reviewing the results of the Company's investigation. OFAC has broad discretion to assess potential violations and impose penalties. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or operations, and we cannot predict when the matter will be resolved. Adverse findings or penalties imposed by OFAC could have a material adverse impact on our business or financial condition.
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
We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:
•We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.
•In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents, and to the recovery of a significant portion of our investment portfolio. A substantial portion of our cash, cash equivalents and interest-bearing deposits are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit.
•Our First Lien Revolving Credit Facility is one source of funding for our corporate transactions and liquidity needs. If any of the lenders participating in our First Lien Revolving Credit Facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.
•We may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.
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
We and our agents are considered Money Service Businesses in the U.S. under the Bank Secrecy Act. U.S. regulators are increasingly taking the position that Money Service Businesses, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, banks may choose not to provide banking services to Money Services Businesses in certain regions due to the risk of additional regulatory scrutiny and the cost of building and maintaining additional compliance functions. In addition, certain foreign banks have been forced to terminate relationships with Money Services Businesses by U.S. correspondent banks. As a result, we and certain of our agents have been denied access to retail banking services in certain markets by banks that have sought to reduce their exposure to Money Services Businesses and not as a result of any concern related to the Company's compliance programs. If we or our agents are unable to obtain sufficient banking relationships, we or they may not be able to offer our services in a particular region, which could adversely affect our business, financial condition and results of operations.
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
Moreover, we have made, and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2020, we had credit exposure to our agents of $345.8 million in the aggregate spread across 5,466 agents.
Financial institutions, which are utilized to conduct business for our Financial Paper Products segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2020, we had credit exposure for official checks and money orders conducted by financial institutions of $331.2 million in the aggregate spread across 915 financial institutions. In addition, we maintain balances in banks and digital asset exchanges around the world for our money transfer business. The deposits in these institutions may not have balance protection and, in the case of digital asset exchanges, may not be subject to regulation.
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
In connection with the closing of the Second Lien Term Credit Facility, the Company issued warrants representing the right to purchase 5,423,470 shares of common stock (representing approximately 8% of the then-outstanding fully diluted common stock of the Company) for $0.01 per share to the lenders under the Second Lien Term Credit Facility. In addition, pursuant to a Securities Purchase Agreement (the "SPA") with Ripple, dated June 17, 2019, the Company issued warrants to Ripple representing the right to purchase 5,957,600 shares of common stock at a per share reference purchase price of $4.10 per share of common stock underlying the warrant, exercisable for $0.01 per underlying share of common stock.
On November 22, 2019, the Company issued and sold to Ripple (i) 626,600 shares of common stock at a purchase price of $4.10 per share and (ii) a warrant to purchase 4,251,449 shares of common stock at a per share reference price of $4.10 per share of common stock underlying the warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $20.0 million. For more information related to the SPA, see Note 20 — Related Parties of the Notes to the Consolidated Financial Statements.
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
Our amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for certain types of lawsuits, which could limit our stockholders’ ability to obtain their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:
•any derivative action or proceeding brought on behalf of the Company;
•any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders;
•any action arising pursuant to any provision of the Delaware General Corporation Law; and
•any action asserting a claim governed by the internal affairs doctrine.
These exclusive-forum provisions do not apply to claims under the Securities Act, the Exchange Act or any other claims for which the federal courts have exclusive jurisdiction.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our stock shall be deemed to have notice of and to have consented to the exclusive forum provisions in our amended and restated bylaws.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find our exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
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

Item 3. LEGAL PROCEEDINGS

A description of our legal proceedings is included in and incorporated by reference to Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol "MGI." As of February 18, 2021, there were 7,133 stockholders of record of our common stock.
The Company is subject to limitations in our debt agreements on the amount of shares it may repurchase. During the fiscal year ended December 31, 2020, the Company did not repurchase any common shares and has not repurchased any shares since 2016.
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
The following graph compares the cumulative total return from December 31, 2015 to December 31, 2020 for our common stock, our new and old peer groups of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our new and old peer groups and the S&P 500 Index on December 31, 2015, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2015 in stock or index, including reinvestment of dividends.
The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
MoneyGram International, Inc.	$100.00	$188.36	$210.21	$31.90	$33.49	$87.16
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$111.94	$171.59	$191.41	$270.62	$419.83

Item 6. SELECTED FINANCIAL DATA

The Company has early adopted the removal of the disclosure required by this item, as permitted by SEC rule changes effective February 10, 2021.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed below under Cautionary Statements Regarding Forward-Looking Statements and under the caption Risk Factors in Part I, Item 1A of this 2020 Form 10-K.
The comparisons presented in this discussion refer to the prior year, unless otherwise noted. For a discussion on the comparison between fiscal year 2019 and fiscal year 2018 results, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. This discussion is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, a kiosk, or any one of the hundreds of thousands of agent locations in over 200 countries and territories, with over 85 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and through our direct-to-consumer digital business. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, virtual agents, account deposit and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 410,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 91% of total revenue for the year ended December 31, 2020. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments’ performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate.
MoneyGram experienced a decline in transaction volume and related revenue in its Retail Channel in March and April of 2020 as the impact of mandatory closures and stay-at-home orders took effect. Many of our agents around the world were forced to suspend operations due to mandatory government closure orders. In addition, demand for walk-in money transfer services decreased as restrictions on mobility, lower levels of economic activity and unemployment impacted consumers.

Starting in the second quarter of 2020, some progress in the containment of COVID-19 was made globally, and some governmental authorities removed or began rolling back some restrictions such as quarantines, shutdowns and some shelter-in-place orders. In addition, government rules generally included remittances as an "essential service," which gave agents the ability to reopen physical locations even when other businesses were closed. As restrictions eased, after the initial impact of the COVID-19 pandemic, the ability to physically transact on a more normal basis was restored in many markets but has continued with interruptions for limited periods of time in certain regions of the world. As the spread of COVID-19 infections caused major countries to reinstitute lockdowns and restrictions on travel throughout the year, the result has been lower levels of economic activity, and has significantly reduced migration throughout most of the world.
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation is ever evolving and there are a number of uncertainties related to this pandemic. The impact of COVID-19 for the coming year and beyond will depend on the duration and severity of economic conditions resulting from the crisis, public policy actions, expansion and duration of returns to lockdowns and shelter-in-place orders by governments, new initiatives undertaken by the Company and changes in consumer behavior over the long term.
MoneyGram Response to COVID-19
The Company continues to address the COVID-19 pandemic and its impact globally with an internal COVID Task Force composed of a cross-functional group of employees working to mitigate the potential impacts to our people and business. Shortly after the onset of the pandemic, MoneyGram took the following steps to preserve liquidity and value and maintain continuity of operations in response to the pandemic:
•Implemented a global Business Continuity Plan;
•Established employee support initiatives including work from home arrangements for the Company's entire workforce;
•Reduced expenses and preserved cash by:
◦Suspending significant discretionary expenses;
◦Reducing salaries of non-hourly employees, including executive officers and board of director cash retainers, by 20% for a limited time period;
◦Negotiating reduced supplier rates for many products and services;
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
As transaction volume and revenue began to improve during the second quarter of 2020, the Company reversed certain of these actions. Specifically, we repaid the entire $23.0 million that we borrowed under the revolving credit facility, and we returned salaries to their normal levels. We also repaid the 20% reduction in salary back to our employees, making them whole for 2020.
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
Business Environment and Recent Developments
In 2020, worldwide political conditions became more volatile, and economic conditions weakened, as evidenced by the economic and political consequences of the COVID-19 pandemic, continuing political unrest in certain markets, currency controls in select countries and a constricted immigration environment. Given the global extent of these events, money transfer volumes, and the average Face Value of money transfers continue to be highly variable, and can deviate from norms based on Corridor and country. The World Bank has predicted a significant global contraction in the amount of funds transferred in 2021, as employment, migration patterns and economic conditions continue to feel the impact of declining consumer confidence and government efforts to mitigate infections during the pandemic.

The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver an affordable and convenient customer experience to win market share. Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. We generally compete on the basis of customer experience, price, agent commissions, brand awareness, and convenience.
As of December 31, 2020, the Company has digital capabilities through which consumers can send and receive money in more than 85 countries around the world. Digital revenue for the year ended December 31, 2020 was $188.0 million, or 17% of money transfer revenue, compared to $114.6 million for the year ended December 31, 2019. Total digital money transfer transactions represented 25% and 14% of money transfer transactions for the years ended December 31, 2020 and 2019, respectively. In 2020, digital revenue and transaction volume represented the fastest growth market for the Company.
We continue to invest in innovative products and services, such as our leading mobile app and integrations with mobile wallets, and account deposit services, to position the Company to meet consumer needs. Furthermore, our partnership with Visa Direct provides consumers with additional choices on how to receive funds across a broader number of countries. We believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
In October 2020, the Company extended its agreement with Walmart, its largest agent, through March 2024. In 2018, the Company and Walmart announced the launch of Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any non-U.S. MoneyGram location. The lower foreign exchange margins of the white-label service negatively impacted our revenue and operating income in 2019 and 2020. On January 19, 2021, Walmart informed us of a new agreement that would enable Western Union money transfer, bill payment and money order services at U.S. Walmart locations. The MoneyGram "powered by" white-label Walmart2World product represented approximately 8% of total revenue. Currently, it is difficult to predict exactly how this new Walmart marketplace will impact current transaction volumes and profit margins. Any impact to financial results will depend on a variety of factors including the timing of the rollout of a new participant into Walmart Stores, how the products are placed at the point-of-sale and how aggressively each of the competitors chooses to price their foreign exchange.
In addition to the changes in the competitive environment, MoneyGram’s global compliance requirements have remained complex, which has affected our top line growth and profit margin. We continue to enhance and automate our compliance tools to comply with various government and other regulatory programs around the world, as well as address Corridor specific risks associated with fraud or money laundering.
In 2019, we announced a commercial agreement with Ripple Labs, Inc., which is scheduled to expire on July 1, 2023. The commercial agreement allows MoneyGram to utilize Ripple's ODL platform, as well as XRP, its cryptocurrency, for foreign exchange trading. The Company has been compensated by Ripple for developing and bringing trading volume and liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. On December 22, 2020, the SEC filed a lawsuit against Ripple alleging that they raised over $1.3 billion through an unregistered, ongoing digital asset offering in violation of the registration provisions of the Securities Act of 1933. Subsequently, substantially all of the U.S.-based digital asset exchanges removed XRP from their platforms. MoneyGram ceased transacting with Ripple under the commercial agreement in early December 2020 and has not since resumed trading. It is possible that MoneyGram will not resume transacting with Ripple under the commercial agreement and will be unable to receive the related market development fees in 2021 and beyond. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform or the related software and there are no clawback or refund provisions.
In 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the company (the "2019 Organizational Realignment"). In the the first half of 2020, this number was revised to approximately 100 positions as the operational plan drew closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that will be more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first half of 2020 with $8.5 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, all of which resulted in cash expenditures that were paid out during 2020. We expect the 2019 Organizational Realignment to reduce annualized operating expenses by approximately $18.0 million.
On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 90 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. The total expected cost of the 2021 Organizational Realignment is approximately $9.7 million, which includes approximately $6.2 million in one-time cash severance expenditures and $3.5 million in real estate-related and other cash expenditures. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately

$18.0 million on an annualized basis. The Company anticipates the workforce reduction portion of the 2021 Organizational Realignment to be substantially completed in the first quarter of 2021 and related cash expenditures to be substantially paid out in 2021. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.
Capital Structure Update
On June 26, 2019, we entered into an amended First Lien Credit Agreement (the "First Lien Credit Agreement") and a new Second Lien Credit Agreement (the "Second Lien Credit Agreement"), each with Bank of America, N.A. acting as administrative agent. These agreements extended and/or repaid in full all outstanding indebtedness under the Company's existing credit facility. The amended First Lien Credit Agreement provides for a $35.0 million senior secured three-year revolving credit facility (the "First Lien Revolving Credit Facility") and a senior secured four-year term loan in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and, together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility"). The Second Lien Credit Agreement provides $245.0 million of a secured five-year term loan. In connection with the termination of the previous credit facility, we recognized debt extinguishment costs of $2.4 million in the second quarter of 2019. For more information on the credit agreements, see Note 10 — Debt of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section below.
In connection with the closing of the Second Lien Term Credit Facility, the Company issued warrants representing the right to purchase 5,423,470 shares of common stock (representing approximately 8% of the then-outstanding fully diluted common stock of the Company) for $0.01 per share to the lenders under the Second Lien Term Credit Facility.
In June 2019, the Company entered into the SPA with Ripple, pursuant to which Ripple agreed to purchase and the Company agreed to issue up to $50.0 million of common stock and ten-year warrants to purchase common stock at $0.01 per underlying share of common stock ("Ripple Warrants"). In connection with the execution of the SPA, Ripple purchased, and the Company issued, (i) 5,610,923 shares of common stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 1,706,151 shares of common stock at a per share reference purchase price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $30.0 million. The Company incurred direct and incremental costs of $0.5 million related to this transaction.
On November 22, 2019, in connection with an additional closing under the SPA, the Company issued and sold to Ripple (i) 626,600 shares of common stock at a purchase price of $4.10 per share and (ii) a Ripple Warrant to purchase 4,251,449 shares of common stock at a per share reference price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock, for an aggregate purchase price of $20.0 million representing the remaining amount of common stock and warrants that Ripple agreed to purchase under the SPA. For more information related to the SPA, see Note 20 — Related Parties of the Notes to the Consolidated Financial Statements.
On November 25, 2020, Ripple held 6,237,523 shares of our common stock and initiated the sale of 4,000,000 shares through a series of open market transactions that occurred from November 27, 2020 to December 14, 2020. As of December 31, 2020, Ripple held 2,237,523 shares of our common stock.
Anticipated Trends
This discussion of trends expected to impact our business in 2021 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part I, Item 1A, Risk Factors of this 2020 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2020, MoneyGram focused on positioning the Company to better compete by building and expanding customer-direct capabilities, accelerating digital growth, expanding through partnerships, and modernizing operations.
Through 2021, we believe the industry will continue to see a number of trends: the growth of digital transactions, aggressive pricing strategies, the importance of customer experience, and continuing global economic weakness. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, scale our digital properties, be the preferred partner for agents in cross-border transactions, capture new revenue by monetizing our capabilities and have continuous improvement in the cost structure and efficiency of the Company.
In the second quarter of 2020, we announced partnerships with E9Pay and Global Money Express, two significant Korean fintech providers, which expanded MoneyGram digital send footprint. Additionally, in January 2021, we announced the expansion of our Visa Direct relationship through Checkout.com. The new partnership provides our consumers with near real-time deposit capabilities to Visa debit card holders in 25 countries and 575 Corridors. In 2021, we will continue to broaden our global digital footprint through innovative digital partnerships while continuing to focus on enhancing our direct to account reach and real-time deposit capabilities.

We expect pricing pressure and competition to be continuous challenges through 2021. Currency volatility, liquidity pressure on central banks and pressure on labor markets in specific countries may also continue to impact our business. On December 22, 2020, the SEC filed a lawsuit against Ripple alleging that they raised over $1.3 billion through an unregistered, ongoing digital asset securities offering in violation of the registration provisions of the Securities Act of 1933. Subsequently, substantially all of the U.S.-based digital asset exchanges removed XRP from their platforms. MoneyGram ceased transacting with Ripple under the existing commercial agreement in early December 2020 and has not since resumed trading. It is possible that MoneyGram will not resume transacting with Ripple under the commercial agreement and receive the related market development fees in 2021 and beyond.
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
Financial Measures and Key Metrics
This 2020 Form 10-K includes financial information prepared in accordance with U.S. GAAP as well as certain non-GAAP financial measures that we use to assess our overall performance.
U.S. GAAP Measures — We utilize certain financial measures prepared in accordance with U.S. GAAP to assess the Company's overall performance. These measures include fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin.
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with U.S. GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following are non-GAAP financial measures we use to assess our overall performance:
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2020	2019	2020 vs 2019	2020 vs 2019
Revenue
Fee and other revenue	$1,197.2	$1,230.4	$(33.2)	(3)%
Investment revenue	20.0	54.7	(34.7)	(63)%
Total revenue	1,217.2	1,285.1	(67.9)	(5)%
Expenses
Fee and other commissions expense	603.6	613.4	(9.8)	(2)%
Investment commissions expense	3.6	23.3	(19.7)	(85)%
Direct transaction expense	45.8	25.5	20.3	80%
Total commissions and direct transaction expenses	653.0	662.2	(9.2)	(1)%
Compensation and benefits	223.8	228.4	(4.6)	(2)%
Transaction and operations support	111.6	207.8	(96.2)	(46)%
Occupancy, equipment and supplies	61.4	60.9	0.5	1%
Depreciation and amortization	64.4	73.8	(9.4)	(13)%
Total operating expenses	1,114.2	1,233.1	(118.9)	(10)%
Operating income	103.0	52.0	51.0	98%
Other expenses
Interest expense	92.4	77.0	15.4	20%
Other non-operating expense (income)	4.5	39.3	(34.8)	(89)%
Total other expenses	96.9	116.3	(19.4)	(17)%
Income (loss) before income taxes	6.1	(64.3)	70.4	NM
Income tax expense (benefit)	14.0	(4.0)	18.0	NM
Net loss	$(7.9)	$(60.3)	$52.4	(87)%
NM = Not meaningful
Revenues
The following table is a summary of the Company's revenues for the years ended December 31:

	2020		2019
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$1,150.9	94%	$1,183.3	92%
Financial Paper Product fee and other revenue	46.3	4%	47.1	4%
Investment revenue	20.0	2%	54.7	4%
Total revenue	$1,217.2	100%	$1,285.1	100%
In 2020, total revenue declined by $67.9 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.

Operating Expenses
The following table is a summary of the operating expenses for the years ended December 31:

	2020		2019
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Total commissions and direct transaction expenses	$653.0	55%	$662.2	51%
Compensation and benefits	223.8	18%	228.4	18%
Transaction and operations support	111.6	9%	207.8	16%
Occupancy, equipment and supplies	61.4	5%	60.9	5%
Depreciation and amortization	64.4	5%	73.8	6%
Total operating expenses	$1,114.2	92%	$1,233.1	96%
In 2020, total operating expenses declined by $118.9 million which is discussed in detail in this section and the "Segments Results" section below.
Total Commissions and Direct Transaction Expenses
In 2020, total commissions and direct transaction expenses decreased by $9.2 million primarily due to the decrease in commission rates. See the "Segments Results" section below for more information on commissions and direct transaction expense by segment.
Compensation and Benefits
In 2020, compensation and benefits decreased primarily due to the decrease in salaries and related payroll taxes as a result of a lower headcount from the 2019 Organizational Realignment, and an increase in employee capitalized software development, partially offset by the increase in cash incentive compensation.
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
The following table is a summary of the change in transaction and operations support from 2019 to 2020:

(Amounts in millions)	2020
Prior year end	$207.8
Change resulting from:
General operating expenses	(92.5)
Non-income taxes	2.3
Realized foreign exchange gains	(10.9)
Provision for loss	7.8
Direct monitor costs	(2.9)
Bank charges	—
Current year end	$111.6
In 2020, transaction and operations support decreased primarily due to higher market development fees received from Ripple, and disciplined expense management in response to the COVID-19 pandemic.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. In 2020, occupancy, equipment and supplies expense remained relatively flat.

Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. In 2020, depreciation and amortization decreased by $9.4 million primarily due to a decrease in capital expenditures as a result of our migration to cloud computing and a decrease in agent signage.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the years ended December 31:

(Amounts in millions)	2020	2019	2020 vs 2019
Money transfer revenue	$1,104.7	$1,123.9	$(19.2)
Bill payment revenue	46.2	59.4	(13.2)
Total Global Funds Transfer revenue	$1,150.9	$1,183.3	$(32.4)

Fee and other commissions and direct transaction expenses	$649.3	$637.9	$11.4
Money Transfer Revenue
In 2020, money transfer fee revenue decreased by $19.2 million primarily due to lower pricing per transaction in certain markets as a result of pricing pressure from increased competition and reduced Walmart2World foreign exchange spreads, partially offset by an increase in money transfer transaction volume driven by the growth of our Digital Channel.
Bill Payment Revenue
In 2020, bill payment revenue decreased by $13.2 million, or 22%, primarily due to the global economic impacts of the COVID-19 pandemic.
Fee and Other Commissions Expense
In 2020, fee and other commissions expense of $603.5 million decreased by $8.9 million from prior year, primarily due to the decrease in money transfer revenue discussed above, partially offset by an increase in agent signing bonuses.
Direct Transaction Expense
In 2020, direct transaction expense of $45.8 million increased by $20.3 million from prior year, primarily due to higher volumes in transactions associated with our Digital Channel.
Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations for the years ended December 31:

(Amounts in millions)	2020	2019	2020 vs 2019
Money order revenue	$43.4	$53.0	$(9.6)
Official check revenue	22.9	48.8	(25.9)
Total Financial Paper Products revenue	$66.3	$101.8	$(35.5)

Commissions expense	$3.7	$24.3	$(20.6)
In 2020, Financial Paper Products revenue decreased by $35.5 million, or 35%, primarily due to a decline in investment revenue as a result of substantially lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic. Commissions expense for Financial Paper Products decreased by $20.6 million due to the decline in investment commissions expense driven by lower interest rates.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin for the years ended December 31:

(Amounts in millions, except percentages)	2020	2019
Operating income:
Global Funds Transfer	$84.4	$22.0
Financial Paper Products	20.5	33.8
Total segment operating income	104.9	55.8
Other	(1.9)	(3.8)
Total operating income	$103.0	$52.0

Total operating margin	8.5%	4.0%
Global Funds Transfer	7.3%	1.9%
Financial Paper Products	30.9%	33.2%
In 2020, operating income for the Global Funds Transfer and Financial Paper Products segments increased by $62.4 million and decreased by $13.3 million, respectively, as a result of the factors discussed in the "Segments Results" section above.
Other operating loss decreased in 2020 due to ongoing cost-savings initiatives.
Other Expenses
In 2020, total other expenses decreased by $19.4 million due to a non-cash settlement charge in 2019 related to our Pension Plan, partially offset by higher interest rates.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$14.0	$(4.0)
In 2020, the Company recognized an income tax expense of $14.0 million on a pre-tax income of $6.1 million. Our income tax rate was higher than the statutory rate primarily due to an increase in valuation allowance, an increase in unrecognized tax benefits, non-deductible expenses, and international taxes, all of which were partially offset by U.S. general business credits and a change in U.S. tax law as further discussed in Note 14 — Income Taxes .

EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

(Amounts in millions)	2020	2019
Income (loss) before income taxes	$6.1	$(64.3)
Interest expense	92.4	77.0
Depreciation and amortization	64.4	73.8
Signing bonus amortization	54.5	46.4
EBITDA	217.4	132.9
Significant items impacting EBITDA:
Direct monitor costs	11.0	13.9
Stock-based, contingent and incentive compensation	6.6	7.9
Compliance enhancement program	4.4	8.9
Severance and related costs	0.3	0.7
Non-cash pension settlement charge (1)	—	31.3
Legal and contingent matters	0.6	4.5
Debt extinguishment costs (2)	—	2.4
Restructuring and reorganization costs	1.0	11.2
Adjusted EBITDA	$241.3	$213.7

Adjusted EBITDA change, as reported	13%
Adjusted EBITDA change, constant currency adjusted	11%

Adjusted EBITDA	241.3	213.7
Cash payments for interest	(77.5)	(63.3)
Cash payments for taxes, net of refunds	1.8	(4.4)
Cash payments for capital expenditures	(40.8)	(54.5)
Cash payments for agent signing bonuses	(58.7)	(29.1)
Adjusted Free Cash Flow	$66.1	$62.4

(1) 2019 includes a non-cash charge from the sale of pension liability.
(2) 2019 includes debt extinguishment costs related to the amended and new debt agreements.
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

(Amounts in millions)	2020	2019
Cash and cash equivalents	$196.1	$146.8
Settlement assets:
Settlement cash and cash equivalents	1,883.2	$1,531.1
Receivables, net	825.0	715.5
Interest-bearing investments	991.2	985.9
Available-for-sale investments	3.5	4.5
	$3,702.9	$3,237.0
Payment service obligations	$(3,702.9)	$(3,237.0)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2020, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $3.1 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.5 million of available-for-sale investments as of December 31, 2020. U.S. government agency residential mortgage-backed securities comprise $3.0 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.5 million.
Clearing and Cash Management Banks
We collect and disburse money through a network of clearing and cash management banks. The relationships with these banks are a critical component of our ability to maintain our global active funding requirements on a timely basis. In U.S., We have agreements with four active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We believe that this network of banks provides sufficient capacity to handle the current and projected volumes of items for these services. We also maintain relationships with a variety of domestic and international cash management banks for electronic funds transfer and wire transfer services used in the movement of consumer funds and agent settlements.

Credit Facilities
The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2020	2019
7.00% first lien credit facility due 2023	$635.3	$641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	889.9	893.2
Unamortized debt issuance costs and debt discounts	(32.1)	(42.9)
Total debt, net	$857.8	$850.3
As of December 31, 2020, the Company had no borrowings and nominal outstanding letters of credit under its revolving credit facility and had $34.9 million of availability. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under the First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of December 31, 2020, the Company had cash and cash equivalents of $196.1 million. The effective interest rate on the First Lien Credit Facility decreased from 7.80% as of December 31, 2019, to 7.00% as of December 31, 2020, due to a reduction in LIBOR. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of December 31, 2020, our credit ratings from Moody's and S&P were B3 with a negative outlook and B with a negative outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state and regulatory capital requirements as of December 31, 2020. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Contractual Obligations
The following table includes aggregated information about the Company's contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2020:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments (1)	$1,118.2	$84.9	$762.3	$271.0	$—
Non-cancellable leases (2)	73.3	14.0	18.4	15.5	25.4
DPA settlement (3)	55.0	55.0	—	—	—
Signing bonuses (4)	93.5	45.0	44.4	2.9	0.2
Marketing (5)	31.5	18.7	12.3	0.5	—
Unrecognized tax benefits (6)	19.7	—	—	—	—
Total contractual cash obligations	$1,391.2	$217.6	$837.4	$289.9	$25.6

1.Our Consolidated Balance Sheet at December 31, 2020 includes $857.8 million of debt, netted with unamortized debt issuance costs and debt discount of $32.1 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2020, and assuming no capitalization of in-kind interest and no prepayments of principal.
2.Noncancellable leases include operating leases for buildings, vehicles and equipment and other leases. For more detail see Note 19 — Leases of the Notes to the Consolidated Financial Statements.
3.The Company has a remaining $55.0 million of payments related to the Amended DPA matter that must be paid by May 9, 2021. For more detail see Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
4.Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Signing bonuses include $1.0 million of transaction volume-related obligations for which it is not possible to reasonably estimate the timing of payments.
5.Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships.
6.Timing of conclusion of the unrecognized tax benefits cannot be determined with certainty. As of December 31, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits.
We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a Pension Plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $4.0 million to the Pension Plan during 2020. Although the Company has no minimum contribution requirement for the Pension Plan in 2021, we expect to contribute $4.0 million to the Pension Plan in 2021. In 2019, the Company paid $1.2 million to a life insurance company for their assumption, without recourse, of a significant portion of its defined benefit Pension liability. The result of the sale was a reduction of Pension obligations by $74.3 million and the recognition of a non-cash charge of $31.3 million for the year ended December 31, 2019. The transfer of the Pension obligations was completed exclusively with the use of Pension assets and did not impact the Company's cash balance or liquidity position.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans ("SERPs"), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants, and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.7 million in 2021.
As discussed in Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements, the IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company's motions for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company's motion for summary judgment and granting summary judgment to the IRS. If MoneyGram is successful in the litigation, it would be entitled to ordinary loss treatment on its federal tax returns for the amounts in question, which would entitle it to a refund of amounts already paid to the IRS related to this matter. Neither the Tax Court opinion nor the ultimate outcome of this action will require any additional tax payments to be made to the Internal Revenue Service by MoneyGram as the federal tax amounts at issue were paid in 2015. However, pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $21.2 million. Amounts related to this matter have been fully accrued in previous periods.
Analysis of Cash Flows

(Amounts in millions)	2020	2019	2020 vs 2019
Net cash provided by operating activities	$97.3	$63.0	$34.3
Net cash used in investing activities	(40.8)	(54.5)	13.7
Net cash used in financing activities	(7.2)	(7.2)	—
Net change in cash and cash equivalents	$49.3	$1.3	$48.0
Cash Flows from Operating Activities
In 2020, cash provided by operating activities increased primarily due to the realization of cost efficiencies from our 2019 Organizational Realignment, the benefit from Ripple market development fees and disciplined expense management in response to the COVID-19 pandemic.
Cash Flows from Investing Activities
In 2020, cash used in investing activities decreased primarily in response to the COVID-19 pandemic.
Cash Flows from Financing Activities
In 2020, net cash used in financing activities remained flat.
Stockholders' Deficit
Stockholders' Deficit — Under the terms of our outstanding credit facilities, we are restricted in our ability to pay dividends on, and repurchase shares of, our common stock. No dividends were paid on our common stock in 2020 and the Company did not repurchase any common stock, and we do not anticipate declaring any dividends on our common stock or repurchasing shares of common stock during 2021.
Off-Balance Sheet Arrangements
None.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently upon occurrence of certain events. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit's goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2020, 2019 or 2018. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2020 was $442.2 million. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit's carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10% decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10% as of December 31, 2020, the fair value of goodwill would still be substantially in excess of the reporting unit's carrying value.
Pension — Through the Company's Pension, we provide defined benefit Pension plan coverage to certain of our employees and certain employees of Viad Corporation, our former parent. Our Pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, expected long-term return on assets and other factors.
Our assumptions reflect our historical experience and management's best judgment regarding future expectations. Certain of the assumptions, particularly the discount rate and expected return on plan assets, require significant judgment and could have a material impact on the measurement of our Pension obligation.
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
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year Pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year Pension expense. Decreasing or increasing the discount rate by 50 basis points would have had an immaterial impact on the 2020 Pension and Postretirement Benefits net periodic benefit expense. Decreasing the expected rate of return by 50 basis points would have increased the 2020 Pension Plan net periodic benefit expense by $0.2 million and increasing the expected rate of return by 50 basis points would have decreased the 2020 Pension Plan net periodic benefit expense by $0.2 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before income taxes is adjusted for differences between local tax laws and U.S. GAAP.
We file tax returns in all U.S. states and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S. state and local income tax examinations for years prior to 2016. The U.S. federal income tax filings are subject to audit for fiscal years 2017 through 2019.
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
As of December 31, 2020, we have recorded valuation allowances of $81.2 million against deferred tax assets of $137.0 million. The valuation allowances primarily relate to basis differences in revalued investments, capital loss carryover, U.S. tax credit carryovers, and certain state and foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowances is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
The TCJA includes global intangible low-taxed income ("GILTI") provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with Accounting Standards Codification ("ASC") 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, Income Taxes.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for information regarding recent accounting pronouncements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This 2020 Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as "believes," "estimates," "expects," "projects," "plans," "anticipates," "intends," "continues," "will," "should," "could," "may," "might," "would," "goals," “predicts,” “potential,” “target,” “forecast,” “outlook,” “currently,” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management's current expectations, beliefs and assumptions as of the date of this report, are not historical facts or guarantees of future performance, and are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control due to a number of factors. These factors include, but are not limited to:
•the impact of the COVID-19 pandemic or future pandemics on our business, including the potential work stoppages, lockdowns, shelter-in-place or restricted movement guidelines, service delays and lower consumer and commercial activity;
•our ability to compete effectively;
•our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through its introduction of additional competing white-label money transfer products or otherwise;

•a security or privacy breach in systems, networks or databases on which we rely;
•current and proposed regulations addressing consumer privacy and data use and security;
•our ability to manage fraud risks from consumers or agents;
•the ability of us and our agents to comply with U.S. and international laws and regulations;
•litigation and regulatory proceedings involving us or our agents and other commercial relationships, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;
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
•and our ability to maintain sufficient capital;
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
•our capital structure; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2020 Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate and non-U.S. dollar currency exchange. See Part 1, Item 1A Risk Factors of this 2020 Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business, and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
Management implements policies approved by our Board of Directors that cover our investment, capital, credit and non-U.S. dollar practices and strategies. The Board of Directors receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. The Asset/Liability Committee, composed of senior management, routinely reviews investment and risk management strategies and results. The Credit Committee, composed of senior management, routinely reviews credit exposure to consumers and our agents.
The following is a discussion of the risks we deem most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. Our actual results could differ materially from those anticipated due to various factors discussed under Cautionary Statements Regarding Forward-Looking Statements and under Risk Factors in Part 1, Item 1A of this 2020 Form 10-K.
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
At December 31, 2020, the Company's investment portfolio of $3.1 billion was primarily composed of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market funds backed by U.S. government securities, and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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

The following table is a detailed summary of our investment portfolio as of December 31, 2020:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions (1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$—	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	1	2.5	—%
Available-for-sale investments issued by U.S. government agencies	N/A	3.0	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA (2)	1	68.1	2%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	277.4	10%
Cash, cash equivalents and interest-bearing investments at institutions rated A	13	2,075.4	68%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	46.1	1%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	3	35.4	1%
Asset-backed and other securities	N/A	0.5	—%
Investment portfolio held within the U.S.	25	$2,508.4	82%
Cash held on-hand at owned retail locations	N/A	47.5	2%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	262.6	8%
Cash, cash equivalents and interest-bearing investments at institutions rated A	14	125.6	4%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	50	129.9	4%
Investment portfolio held outside the U.S.	71	565.6	18%
Total investment portfolio		$3,074.0	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2020, all but $0.5 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 82% of our total investment portfolio is invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents and partners through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company's credit risk management function also maintains daily contact with agents and performs a collection function. For the year ended December 31, 2020, our annual credit losses from agents, as a percentage of total fee and other revenue, was 1%. As of December 31, 2020, we had credit exposure to our agents of $345.8 million in the aggregate spread across 5,466 agents, of which one owed us in excess of $15.0 million.
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
We also have credit exposure from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2020, we had a credit exposure to our official check and money order financial institution customers of $331.2 million in the aggregate spread across 915 financial institutions, of which one owed us in excess of $15.0 million.
With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance and we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier's checks only. While the value of these assets is not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take.

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
The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our First Lien Revolving Credit Facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alteration in remittance timing or patterns. If deemed appropriate, we have the ability to immediately deactivate an agent's equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2020, the Company held $219.6 million, or 7%, of the investment portfolio in fixed rate investments.
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
Our results are impacted by interest rate risk through our interest expense for borrowings under the amended First Lien Credit Agreement. The First Lien Revolving Credit Facility and the First Lien Term Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. With respect to the First Lien Revolving Credit Facility, the spread for base rate borrowings will be either 5.00% per annum or 4.75% per annum depending upon the Company's first lien leverage ratio (as defined in the First Lien Credit Agreement), and the spread for LIBOR borrowings will be either 6.00% or 5.75% per annum depending on the Company's first lien leverage ratio. The interest rate spread applicable to loans under the First Lien Term Credit Facility is 5.00% per annum for base rate loans and 6.00% per annum for LIBOR rate loans subject to a LIBOR floor of 1%. Accordingly, any increases in interest rates will adversely affect interest expense and declines in LIBOR may not result in lower interest expense. As of December 31, 2020, the Company had no borrowings under the First Lien Revolving Credit Facility.
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The "ramp" analysis assumes that interest rates change in even increments over the next 12 months. The "shock" analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax loss that are interest rate sensitive include "Investment revenue," "Investment commissions expense" and "Interest expense." Many of the Company's assets reset or can be repriced when interest rates change, generally in line with changes in the Company's floating rate liabilities. Therefore, our risk associated with interest rates is not material.

The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2020:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(2.8)	$(2.7)	$(2.6)	$4.9	$10.7	$22.3
Investment commissions expense	—	—	—	(2.8)	(5.7)	(11.9)
Interest expense	—	—	—	—	(0.1)	(2.1)
Change in pretax income	$(2.8)	$(2.7)	$(2.6)	$2.1	$4.9	$8.3
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2020:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(2.8)	$(2.8)	$(2.8)	$9.8	$20.4	$41.8
Investment commissions expense	—	—	—	(5.2)	(10.7)	(20.6)
Interest expense	—	—	—	(0.5)	(2.2)	(8.0)
Change in pretax income	$(2.8)	$(2.8)	$(2.8)	$4.1	$7.5	$13.2
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded within "Transaction and operations support" in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded within "Other assets" or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in non-U.S. dollar exchange rates and the related forward contracts for the year ended December 31, 2020 was a gain of $14.7 million.
Additional non-U.S. dollar risk is generated from fluctuations in the U.S. dollar value of future non-U.S. dollar-denominated earnings. In 2020, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $1.8 million.
In 2020, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2020, operating income would have increased or decreased approximately $18.9 million for the year, as applicable. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that non-U.S. dollar exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis cannot reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their functional currency) into U.S. dollars for consolidation and does not have a significant impact on our results. These translation adjustments are recorded within "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this 2020 Form 10-K starting on page F-1. See the Index to Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are designed, without limitation, to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is provided on page F-2 of this 2020 Form 10-K. The attestation report of the Company's independent registered public accounting firm, KPMG LLP, regarding the Company's internal control over financial reporting is provided on page F-3 of this 2020 Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers called for by this Item is contained in Part I, Item 1 of this 2020 Form 10-K under the caption Executive Officers of the Registrant. The remaining information required by this Item 10 is incorporated herein by reference from the sections "Proposal 1: Election of Directors-Director Nominees-Qualifications and Background," "Board Structure and Composition," “Board Committees — Audit Committee” “Delinquent Section 16(a) Reports" (if any to disclose), “Director Nominee Criteria and Process,” and “Stockholder Proposals for the 2022 Annual Meeting” of the Company's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2021 Proxy Statement").
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, and our directors are subject to our Code of Conduct. Our Code of Conduct is posted on our website at ir.moneygram.com in the Corporate Governance section, and we will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on such website. The information on our website is not part of this 2020 Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the sections "Proposal 1: Election of Directors — Director Compensation," "Executive Compensation," "Executive Compensation Tables," and "Compensation Committee Interlocks and Insider Participation" of the 2021 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information regarding beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Beneficial Ownership of Common Stock" of the 2021 Proxy Statement. The information with respect to securities authorized for issuance under our equity compensation plans required by this Item 12 is incorporated herein by reference from the section captioned "Equity Compensation Plan Information” of the 2021 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions," “Director Independence” and “Board Committees” of the 2021 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the section captioned "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2021 — Independent Registered Public Accounting Firm Fees" and "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2021 — Audit Committee Approval of Audit and Non-Audit Services" of the 2021 Proxy Statement.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the "Index to Financial Statements" are filed as part of this 2020 Form 10-K.
(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the "Index to Financial Statements."
(3)	Exhibits are filed with this 2020 Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 12, 2009 (Incorporated by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-K filed March 15, 2010).

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

3.6
Certificate of Designations of Series E Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 28, 2020).

3.7
Amended and Restated Bylaws of MoneyGram International, Inc., dated October 28, 2015 (Incorporated by reference from Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q filed on November 2, 2015).

3.8
Amendment to the Amended and Restated Bylaws of MoneyGram International, Inc., dated March 2, 2016 (Incorporated by reference from Exhibit 3.6 to Registrant's Annual Report on Form 10-K filed on March 2, 2016).

4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant's Form 10 filed on June 14, 2004).
4.2
Registration Rights Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 17, 2019).

4.3
Registration Rights Agreement, dated June 26, 2019, among MoneyGram International, Inc., the Investors Listed on Schedule I Thereto and BP Representative D LLC, as Holders' Representative (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 26, 2019).

4.4*	Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.5
Tax Preservation Plan, dated as of July 28, 2020, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 28, 2020).

10.1
Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corporation, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 13, 2004).

10.2
Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corporation and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 13, 2004).

Exhibit Number	Description
10.3†
Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant's Current Report on Form 8-K filed on February 13, 2009).

10.4†
Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant's Current Report on Form 8-K filed on February 13, 2009).

10.5†
MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant's Current Report on Form 8-K filed on February 22, 2010).

10.6†
Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 12, 2004).

10.7†	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K filed on January 4, 2008).
10.8†	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant's Annual Report on Form 10-K/A filed on August 9, 2010).
10.9†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed on November 9, 2009).

10.10†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q filed on November 9, 2009).

10.11†
The MoneyGram International, Inc. Outside Directors' Deferred Compensation Trust, dated January 5, 2005 (Incorporated by reference from Exhibit 99.05 to Registrant's Current Report on Form 8-K filed on November 22, 2005).

10.12†
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q filed on May 12, 2008).

10.13†
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant's Current Report on Form 8-K filed February 23, 2011).

10.14†
MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as amended and restated on May 6, 2020 (Incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 filed on June 15, 2020).

10.15†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K filed November 23, 2011).

10.16†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K filed November 23, 2011).

10.17†	Form of Executive Severance Agreement (Incorporated by reference from Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed March 16, 2018).
10.18+
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 1, 2016).

10.19+
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed October 31, 2016).

10.20+
Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.75 to Registrant's Annual Report on Form 10-K filed March 16, 2017)

10.21
Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.22
Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

Exhibit Number	Description
10.23
Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.24
Amendment No. 1 to the Co-Branded MTaaS Website Addendum to the Amended and Restated Master Trust Agreement, dated February 22, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.25
Amendment No. 7 to Amended and Restated Master Trust Agreement, dated July 28, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 2, 2017)

10.26***
Amendment No. 11 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 6, 2019)

10.27***
Amendment No. 13 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc., effective September 25, 2020 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report filed on October 30, 2020).

10.28*†	Non-Employee Director Compensation Arrangements, effective January 1, 2017.
10.29†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.30†
Amended and Restated Employment Agreement, dated March 2, 2018, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 5, 2018).

10.31†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.32†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.33†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2017 Global Performance-Based Cash Award Agreement (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.34†
2017 Time-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.35†
2017 Performance-Based Restricted Stock Unit Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.36†
2017 Performance-Based Cash Award Agreement, dated February 22, 2017, between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017).

10.37	Form of Amended and Restated Severance Agreement (Incorporated by reference from Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed on August 2, 2019).
10.38
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 8, 2018).

10.39
Amendment to and Extension of Deferred Prosecution Agreement dated November 8, 2018 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed November 8, 2018).

10.40
Amendment to Amendment to and Extension of Deferred Prosecution Agreement dated February 25, 2020 by and between MoneyGram International, Inc. and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 25, 2020).

10.41	Second Amendment to Amendment to and Extension of the Deferred Prosecution Agreement (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 27, 2020).

Exhibit Number	Description
10.42
Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction dated November 8, 2018 by and between MoneyGram International, Inc. and the Federal Trade Commission (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed November 8, 2018).

10.43
First Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.44
Second Lien Credit Agreement, dated June 26, 2019, between MoneyGram International, Inc. and the Lenders Party Thereto (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 26, 2019).

10.45
Securities Purchase Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 17, 2019).

10.46
Warrant Agreement, dated June 17, 2019, between MoneyGram International, Inc. and Ripple Labs Inc. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 17, 2019).

10.47
Warrant Agreement, dated June 26, 2019, between MoneyGram International, Inc. and Equiniti Trust Company (as Warrant Agent) (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed June 26, 2019).

21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP
24*	Power of Attorney
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*	The following materials from MoneyGram's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

†	Indicates management contract or compensatory plan or arrangement.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date:	February 22, 2021	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2021
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Lawrence Angelilli

/s/ Christopher Russell	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Christopher Russell

Directors

J. Coley Clark	Peggy Vaughan
Victor W. Dahir	W. Bruce Turner
Antonio O. Garza	Michael P. Rafferty

By:	/s/ Robert L. Villaseñor	February 22, 2021
Robert L. Villaseñor
Attorney-in-fact

MoneyGram International, Inc.
Annual Report on Form 10-K
Items 8 and 15 (a)

Management's Responsibility Statement and Report on Internal Control over Financial Reporting
The management of MoneyGram International, Inc. is responsible for the integrity, objectivity and accuracy of the consolidated financial statements of the Company. The consolidated financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America using, where appropriate, management's best estimates and judgments. The financial information presented throughout the Annual Report is consistent with that in the consolidated financial statements.
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
To test compliance with the Company's system of internal controls and procedures over financial reporting, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control system. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal control and, therefore, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2020.
The Company's independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2020. Their attestation report regarding the Company's internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility Statement and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Money transfer and bill payment revenue
As discussed in Notes 2 and 18 to the consolidated financial statements, the Company derives approximately 93% of its revenue from providing money transfer and bill payment services. These services are provided through third-party agents, limited Company-operated retail locations, and digital solutions such as moneygram.com, mobile solutions, account deposit, and kiosk-based services.
We identified the evaluation of the sufficiency of audit evidence over money transfer and bill payment revenue obtained from the Company’s information technology (IT) systems to be a critical audit matter. The calculation and recording of money transfer and bill payment services is automated and relies on multiple internally developed tools and systems. Specifically, the highly automated nature of the money transfer and bill payment revenue process required extensive involvement of IT professionals to design and perform audit procedures related to the IT systems and evaluate the sufficiency of audit evidence obtained over money transfer and bill payment revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the money transfer and bill payment revenue process. We involved IT professionals with specialized skills and knowledge who assisted in:
•Identifying the relevant systems used to calculate and record money transfer and bill payment revenue transactions;
•Testing the general IT controls over certain systems, including testing of user access controls, change management controls, and IT operations controls; and
•Testing automated application controls including system interfaces and the calculation and recording of money transfer and bill payment revenue transactions to the Company’s general ledgers.
We tested a sample of money transfer and bill payment revenue transactions by comparing the amounts recognized to source documents and third-party bank statements. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/  KPMG LLP
We have served as the Company's auditor since 2016.
Dallas, Texas
February 22, 2021

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2020	2019
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$196.1	$146.8
Settlement assets	3,702.9	3,237.0
Property and equipment, net	148.1	176.1
Goodwill	442.2	442.2
Right-of-use assets	55.1	50.0
Other assets	129.7	132.9
Total assets	$4,674.1	$4,185.0
LIABILITIES
Payment service obligations	$3,702.9	$3,237.0
Debt, net	857.8	850.3
Pension and other postretirement benefits	74.5	77.5
Lease liabilities	59.1	54.2
Accounts payable and other liabilities	216.8	206.4
Total liabilities	$4,911.1	$4,425.4
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding at December 31, 2020, 71,282 shares issued and outstanding at December 31, 2019	—	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 72,530,770 and 65,061,090 shares issued, 72,517,539 and 62,731,184 shares outstanding at December 31, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	1,296.0	1,116.9
Retained loss	(1,475.3)	(1,460.1)
Accumulated other comprehensive loss	(58.4)	(63.5)
Treasury stock: 13,231 and 2,329,906 shares at December 31, 2020 and December 31, 2019, respectively	—	(18.3)
Total stockholders' deficit	(237.0)	(240.4)
Total liabilities and stockholders' deficit	$4,674.1	$4,185.0
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2020	2019	2018
(Amounts in millions, except share data)
REVENUE
Fee and other revenue	$1,197.2	$1,230.4	$1,398.1
Investment revenue	20.0	54.7	49.5
Total revenue	1,217.2	1,285.1	1,447.6
EXPENSES
Fee and other commissions expense	603.6	613.4	688.6
Investment commissions expense	3.6	23.3	19.3
Direct transaction expense	45.8	25.5	24.3
Total commissions and direct transaction expenses	653.0	662.2	732.2
Compensation and benefits	223.8	228.4	259.8
Transaction and operations support (1)	111.6	207.8	298.8
Occupancy, equipment and supplies	61.4	60.9	62.0
Depreciation and amortization	64.4	73.8	76.3
Total operating expenses	1,114.2	1,233.1	1,429.1
OPERATING INCOME	103.0	52.0	18.5
Other expenses
Interest expense	92.4	77.0	53.6
Other non-operating expense (income)	4.5	39.3	(24.2)
Total other expenses	96.9	116.3	29.4
Income (loss) before income taxes	6.1	(64.3)	(10.9)
Income tax expense (benefit)	14.0	(4.0)	13.1
NET LOSS	$(7.9)	$(60.3)	$(24.0)

LOSS PER COMMON SHARE
Basic	$(0.10)	$(0.85)	$(0.37)
Diluted	$(0.10)	$(0.85)	$(0.37)

Weighted-average outstanding common shares and equivalents used in computing loss per share
Basic	77.8	71.1	64.3
Diluted	77.8	71.1	64.3
(1)2020 and 2019 includes $50.2 million and $11.3 million of related party market development fees, respectively. See Note 20 — Related Parties for further details.
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31,
(Amounts in millions)	2020	2019	2018
NET LOSS	$(7.9)	$(60.3)	$(24.0)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding loss on available-for-sale securities arising during the period, net of tax benefit of $0.1, $0.0 and $0.0 for the years ended December 31, 2020, 2019 and 2018, respectively	(0.4)	(0.3)	(0.3)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.5, $0.7 and $1.0 for the years ended December 31, 2020, 2019 and 2018, respectively	1.7	2.1	3.5
Pension settlement charge, net of tax benefit of $7.2 for the year ended December 31, 2019	—	24.1	—
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of $(1.0), $(2.0) and $1.8 for the years ended December 31, 2020, 2019 and 2018, respectively	(3.4)	(6.6)	6.1
Unrealized non-U.S. dollar translation adjustments, net of tax expense (benefit) of $0.2, $(0.3) and $0.0 for the years ended December 31, 2020, 2019 and 2018, respectively	7.2	(0.2)	(13.8)
Other comprehensive income (loss)	5.1	19.1	(4.5)
COMPREHENSIVE LOSS	$(2.8)	$(41.2)	$(28.5)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,
(Amounts in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7.9)	$(60.3)	$(24.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64.4	73.8	76.3
Signing bonus amortization	54.5	46.4	53.9
Change in right-of-use assets	9.9	15.5	—
Deferred income tax expense (benefit)	9.1	(13.5)	9.5
Amortization of debt discount and debt issuance costs	11.7	7.3	3.1
Debt extinguishment costs	—	2.4	—
Non-cash compensation and pension expense	11.1	44.7	18.2
Signing bonus payments	(58.7)	(29.1)	(31.6)
Change in other assets	(10.9)	(20.6)	(3.9)
Change in lease liabilities	(15.3)	(15.8)	—
Change in accounts payable and other liabilities	29.3	8.3	(73.7)
Other non-cash items, net	0.1	3.9	1.5
Net cash provided by operating activities	97.3	63.0	29.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(40.8)	(54.5)	(57.8)
Net cash used in investing activities	(40.8)	(54.5)	(57.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(24.3)	—
Principal payments on debt	(6.5)	(31.6)	(9.8)
Proceeds from revolving credit facility	23.0	—	—
Payments on revolving credit facility	(23.0)	—	—
Net proceeds from issuing equity instruments	—	49.5	—
Payments to tax authorities for stock-based compensation	(0.7)	(0.8)	(6.2)
Net cash used in financing activities	(7.2)	(7.2)	(16.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	49.3	1.3	(44.5)
CASH AND CASH EQUIVALENTS—Beginning of year	146.8	145.5	190.0
CASH AND CASH EQUIVALENTS—End of year	$196.1	$146.8	$145.5
Supplemental cash flow information:
Cash payments for interest	$77.5	$63.3	$50.7
Cash payments for taxes, net of refunds	$(1.8)	$4.4	$4.8
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2018	$183.9	$0.6	$1,034.8	$(1,336.1)	$(63.0)	$(65.5)	$(245.3)
Net loss	—	—	—	(24.0)	—	—	(24.0)
Stock-based compensation activity	—	—	12.0	(43.4)	—	36.5	5.1
Cumulative effect of adoption of ASU 2016-16	—	—	—	(0.1)	—	—	(0.1)
Other comprehensive loss	—	—	—	—	(4.5)	—	(4.5)
December 31, 2018	183.9	0.6	1,046.8	(1,403.6)	(67.5)	(29.0)	(268.8)
Net loss	—	—	—	(60.3)	—	—	(60.3)
Stock-based compensation activity	—	—	7.6	(11.3)	—	10.7	7.0
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Net proceeds from issuing equity instruments	—	0.1	49.4	—	—	—	49.5
Equity instruments issued in connection with Second Lien Term Credit Facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	19.1	—	19.1
December 31, 2019	183.9	0.7	1,116.9	(1,460.1)	(63.5)	(18.3)	(240.4)
Net loss	—	—	—	(7.9)	—	—	(7.9)
Stock-based compensation activity	—	—	6.6	(7.3)	—	6.9	6.2
Preferred stock - series D conversion	(183.9)	—	172.5	—	—	11.4	—
Other comprehensive income	—	—	—	—	5.1	—	5.1
December 31, 2020	$—	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to "MoneyGram," the "Company," "we," "us" and "our" are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: retail and digital. Through our Retail Channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer services such as moneygram.com, mobile solutions, account deposit and kiosk-based services as part of our Digital Channel. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
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
Earlier in the first half of 2020, we assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that was reasonably available to us at the time. The accounting estimates and other matters we assessed included, but were not limited to, our goodwill and other long-lived assets, allowance for credit losses, Pension and other Postretirement Benefits and valuation allowances for tax assets. Based on our assessment of these estimates, the Company recorded an increase in its deferred tax asset valuation allowance of $10.1 million related to balances which existed at the beginning of the year. See Note 14 — Income Taxes for more information related to our deferred tax asset valuation allowance adjustments made during 2020. Later in the first half of 2020, governmental authorities began lifting some restrictions such as quarantines, shutdowns and some shelter-in-place orders. As the restrictions started to ease, the ability to transact on a more normal basis began to return. Notwithstanding such positive trends, the impact of the COVID-19 pandemic worsened in certain jurisdictions resulting in increased or resumed shelter-in-place and shutdown orders.
During the second half of 2020, the effects of the pandemic persisted in most of the world, with varying degrees of government responses. Quarantines, shutdowns, shelter-in-place orders and travel restrictions still existed in most countries. Economic recessionary pressure, such as high unemployment and business failures resulting from the COVID-19 pandemic continued to be seen throughout the U.S. and international landscape. Remittance was classified as an essential service in virtually all countries, which kept a significant number of physical locations open, but also accelerated a trend of consumers moving to digital product offerings when practical and available.
There were no other material impact to our Consolidated Financial Statements as of and for the year ended December 31, 2020, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in future reporting periods.

Index to the Financial Statements
Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation.
Reclassification — Certain prior amounts have been reclassified in order to conform to the current year presentation. In 2020, the Company changed the presentation of its right-of-use assets and associated lease liabilities in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Increases to our right-of-asset and liabilities that result from new operating leases, extension of existing operating leases or modifications of existing operating leases are excluded from the Consolidated Statements of Cash Flows as these are non-cash items in period they occur.
For the years ended December 31, 2020 and 2019, the non-cash increase in our right-of-use assets and corresponding lease liabilities associated with new, extended or modified operating leases totaled $15.0 million and $11.6 million, respectively.
The Company participates in various trust arrangements (special purpose entities or "SPEs") related to official check processing agreements with financial institutions and structured investments within the investment portfolio. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets and obligations of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets and obligations of the Company. As of December 31, 2020 and 2019, the Company had only one remaining SPE.

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
Receivables, net (included in settlement assets) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer credit card chargebacks and insufficient funds and other matters the Company identifies in its routine collection monitoring. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one day to three days after the sale of the underlying payment instrument. Receivables are generally written off against the allowance one year after becoming past due.
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Beginning balance	$4.6	$7.3	$6.6
Provision	14.3	6.5	11.2
Write-offs, net of recoveries	(9.4)	(9.2)	(10.5)
Ending balance	$9.5	$4.6	$7.3
Investments (included in settlement assets) — The Company classifies securities as available-for-sale. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to 24 months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded within "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations under "Total other expenses."
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
The Company evaluates all residential mortgage-backed and other asset-backed investments for impairment based on management's evaluation of the underlying reasons for the decline in fair value on an individual security basis. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost in the period the impairment occurs. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold.

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
Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through "Transaction and operations support" in the Consolidated Statements of Operations in the period of change. See Note 7 — Derivative Financial Instruments for additional disclosure.
Property and Equipment — Property and equipment includes computer hardware, computer software, signage, equipment at agent locations, office furniture and equipment and leasehold improvements, and is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated and amortized using a straight-line method over the useful life or term of the lease or license. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized within "Occupancy, equipment and supplies" in the Consolidated Statements of Operations. See Note 8 — Property and Equipment for additional disclosure.
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
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Intangible assets with indefinite lives are not amortized. Intangible assets that are not amortized are evaluated for impairment on a quarterly basis. As of December 31, 2020, the Company had no indefinite-lived intangible asset and as of December 31, 2019, the Company's only indefinite-lived intangible asset was cryptocurrency. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.
Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Type of Intangible Asset	Useful Life
Contractual and customer relationships	3 - 15 years
Non-compete agreements	3 - 5 years
Developed technology	5 - 7 years
Goodwill is not amortized but is instead subject to impairment testing. The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting

Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. When testing goodwill for impairment, the Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, the Company considers the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the carrying value of the reporting unit is compared to its estimated fair value. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, to the extent the carrying amount of the reporting unit exceeds its fair value, an impairment charge of the reporting unit's goodwill would be recognized; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.
Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. Signing bonuses are viewed as prepaid commissions expense and are, therefore, capitalized and amortized over the life of the related contract. Amortization of signing bonuses on long-term contracts is recorded within "Fee and other commissions expense" in the Consolidated Statements of Operations. The carrying values of the signing bonuses are reviewed whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
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
The legislation commonly known as the "Tax Cuts and Jobs Act," and also known as H.R. 1 - 115th Congress (the "TCJA"), includes global intangible low-taxed income ("GILTI") provisions, which impose a U.S. income inclusion on foreign income in excess of a deemed return on tangible assets of foreign corporations. In accordance with ASC 235-10-50, the Company elected in the fourth quarter of 2018 to treat GILTI inclusions as a current period expense when incurred under ASC Topic 740, Income Taxes.
The liability for unrecognized tax benefits is recorded as a non-cash item within "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits within "Income tax (benefit) expense" in the Consolidated Statements of Operations. See Note 14— Income Taxes for additional disclosure.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders' deficit. See Note 12 — Stockholders' Deficit for additional disclosure.
Non-U.S. Dollar Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates and records the translation adjustments within "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation's functional currency to U.S. dollar equivalents at the average exchange rate for the month. Non-U.S. dollar exchange transaction gains and losses are reported within "Transaction and operations support" in the Consolidated Statements of Operations.
Revenue Recognition — The Company earns revenues from consideration specified in contracts with customers and recognizes revenue when it satisfies its performance obligations by transferring control over its services and products to customers. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities. The following is a description of the principal activities, separated by reporting segments, from which the Company generates revenues. For more information about the Company's reporting segments, see Note 17 — Segment Information. For tabular revenue disclosures see Note 18 — Revenue Recognition.
Global Funds Transfer Segment:
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different "send" and "receive" currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, kiosk or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the "send" and "receive" locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the Receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions. Under our loyalty programs for money transfer services, consumers earn rewards based on transaction frequency. In 2018, the Company introduced the MoneyGram Plus Rewards program, which allows members to earn discounts on future transactions. The MoneyGram Plus Rewards program activity for the years ended December 31, 2020 and 2019 was insignificant to the Company's results of operations.
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
Official check outsourcing services fee revenue — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Like money orders, the Company generates revenue from official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks. The Company's consumer for official checks is considered the financial institution. The official checks services and products are considered a bundle of services and products that are provided to the financial institution on an ongoing basis. As such, revenue from these services is recognized on a monthly basis. Revenue corresponds directly with the value of MoneyGram's services and/or products completed to date and for which the Company has a right to invoice. Monthly revenue may vary based on the number of official checks issued and other ancillary services provided to the financial institution.
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
Market Development Fees — Market development fees are fees paid by Ripple Labs Inc. ("Ripple") to the Company for developing and bringing liquidity to foreign exchange markets, facilitated by their ODL platform, and providing a reliable level of foreign exchange trading activity. The liquidity services provided by the Company are not considered distinct under ASC Topic 606, Revenue from Contracts with Customers, and consequently MoneyGram recognizes fees received for market development services as vendor consideration in accordance with ASC Topic 705, Cost of Sales and Services. The fees are presented as a contra expense to offset costs incurred to Ripple and are recorded as incurred within "Transaction and operations support" in the Consolidated Statements of Operations. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions.
For the year ended December 31, 2020 and 2019, market development fees were $50.2 million and $11.3 million, respectively. Additionally, as of December 31, 2020, the Company had no receivable from Ripple for market development fees. As of December 31, 2019, the Company had a receivable from Ripple for market development fees of $0.9 million. For more information on the Ripple commercial agreement, see Note 20 — Related Parties.
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. Marketing and advertising expense was $16.2 million, $48.1 million and $51.2 million for 2020, 2019 and 2018, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed using the straight-line method over their vesting or service periods. For grants to employees, expense, net of estimated forfeitures, is recognized in the "Compensation and benefits" line and expense for grants to non-employee directors is recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 13 — Stock-Based Compensation for additional disclosure of the Company's stock-based compensation.
Earnings Per Share — For all periods in which they are outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") and the Second Lien Warrants (as defined in Note 10 — Debt) are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent and the Second Lien Warrants are considered outstanding common shares.

Recently Adopted Accounting Standards — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. The new lease standard is effective for fiscal years beginning after December 15, 2018. The Company adopted these standards in the first quarter of 2019 utilizing the transition method allowed under ASU 2018-11. See Note 19 — Leases for more information related to the Company's leases.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans. The amendments in this standard require that entities now disclose the weighted-average interest credit ratings for cash balance plans and other plans with promised interest credit ratings and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, as well as clarify and remove certain other disclosures. This standard is effective for fiscal years ending after December 15, 2020, and, as such, its disclosure requirements is reflected in the 2020 Annual Report on Form 10-K, see Note 11 — Pension and Other Benefits. This standard does not impact our consolidated financial statements.
Recently Issued Accounting Standards and Related Developments Not yet Adopted — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. To further assist with adoption and implementation of ASU 2016-13, the FASB issued the following ASUs:
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

Note 3 — Reorganization Costs

In 2019, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 120 positions across the Company (the "2019 Organizational Realignment"). In the first half of 2020, this number was revised to approximately 100 positions as the operational plan drew closer to completion. The workforce reduction was designed to streamline operations and structure the Company in a way that is more agile and aligned around our plan to execute market-specific strategies tailored to different segments. The workforce reduction was substantially completed in the first quarter of 2020 with $8.5 million of costs incurred consisting primarily of one-time termination benefits for employee severance and related costs, which are recorded within "Compensation and benefits" on the Consolidated Statements of Operations in the Global Funds Transfer reporting segment.
The following table is a roll-forward of the reorganization costs accrual as of December 31, 2020:

(Amounts in millions)	2019 Organizational Realignment
Balance, December 31, 2019	$4.6
Expenses	1.7
Cash payments	(6.3)
Balance, December 31, 2020	$—
The following table is a summary of the total cumulative reorganization costs incurred to date in operating expenses as of December 31, 2020:

(Amounts in millions)	Total
Balance, December 31, 2019	$6.8
First quarter 2020	0.7
Second quarter 2020	0.7
Third quarter 2020	(0.3)
Fourth quarter 2020	0.6
Total cumulative reorganization costs incurred to date	$8.5

Note 4 — Settlement Assets and Payment Service Obligations

The Company's primary licensed entities are MoneyGram Payment Systems, Inc. ("MPSI"), MoneyGram International SRL and MoneyGram International Limited, which enable us to offer our money transfer service in the European Economic Area as well as around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency ("permissible investments") in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state but in all cases is substantially lower than the Company's payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations primarily resulting from outstanding cashier's checks.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third-party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2020.
The following table summarizes the amount of settlement assets and payment service obligations as of December 31:

(Amounts in millions)	2020	2019
Settlement assets:
Settlement cash and cash equivalents	$1,883.2	$1,531.1
Receivables, net	825.0	715.5
Interest-bearing investments	991.2	985.9
Available-for-sale investments	3.5	4.5
	$3,702.9	$3,237.0
Payment service obligations	$(3,702.9)	$(3,237.0)

Note 5 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Under the hierarchy, the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by observable inputs (Level 2) and unobservable inputs (Level 3). A financial instrument's level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of the Company's valuation methodologies used to estimate the fair value for assets and liabilities:
Assets and liabilities that are measured at fair value on a recurring basis:
•Available-for-sale investments — For residential mortgage-backed securities issued by U.S. government agencies, fair value measures are obtained from an independent pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service measures fair value through the use of pricing models utilizing reported market quotes adjusted for observable inputs, such as market prices for comparable securities, spreads, prepayment speeds, yield curves and delinquency rates. Accordingly, these securities are classified as Level 2 financial instruments.

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
•Derivative financial instruments — Derivatives consist of forward contracts to manage income statement exposure to non-U.S. dollar exchange risk arising from the Company's assets and liabilities denominated in non-U.S. dollar currencies. The Company's forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity, and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 7 — Derivative Financial Instruments for additional disclosure on the Company's forward contracts.
There were no transfers between Level 1 and Level 2, or transfers into or out of level 3 of the fair value hierarchy. The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.0	$—	$3.0
Asset-backed and other securities	—	0.5	0.5
Forward contracts	0.1	—	0.1
Total financial assets	$3.1	$0.5	$3.6
Financial liabilities:
Forward contracts	$2.2	$—	$2.2

December 31, 2019
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.6	$—	$3.6
Asset-backed and other securities	—	0.9	0.9
Forward contracts	—	—	—
Total financial assets	$3.6	$0.9	$4.5
Financial liabilities:
Forward contracts	$0.8	$—	$0.8
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Beginning balance	$0.9	$1.2	$1.4
Change in unrealized losses	(0.4)	(0.3)	(0.2)
Ending balance	$0.5	$0.9	$1.2

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
The following table provides the carrying value and fair value for the first and second lien credit facilities for the years ended December 31:

(Amounts in millions)	2020		2019
	Carrying value	Fair value	Carrying value	Fair value
First lien credit facility	$635.3	$635.3	$641.8	$577.6
Second lien credit facility	$254.6	$254.3	$251.4	$236.7
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2020 and 2019.
The Company records the investments in its Pension Plan trust at fair value. The majority of the Pension Plan's investments is common/collective trusts held by the Pension Plan's trustee. The fair values of the Pension Plan's investments are determined based on the current market values of the underlying assets. See Note 11 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's property and equipment, goodwill and other intangible assets, which are remeasured only in the event of an impairment.
Fair value remeasurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to "Other expenses" in the Consolidated Statements of Operations.

Note 6 — Investment Portfolio

The Company's portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2020	2019
Cash	$2,076.8	$1,675.4
Money market securities	2.5	2.5
Cash and cash equivalents (1)	2,079.3	1,677.9
Interest-bearing investments	991.2	985.9
Available-for-sale investments	3.5	4.5
Total investment portfolio	$3,074.0	$2,668.3
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
Cash and Cash Equivalents — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities. The Company's money market securities are invested in one fund, which is AAA rated and consists of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months and are issued from financial institutions rated A- or better as of December 31, 2020.

Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Residential mortgage-backed securities	$2.6	$0.4	$—	$3.0
Asset-backed and other securities	0.2	0.5	(0.2)	0.5
Total	$2.8	$0.9	$(0.2)	$3.5

December 31, 2019
Residential mortgage-backed securities	$3.3	$0.3	$—	$3.6
Asset-backed and other securities	0.2	0.7	—	0.9
Total	$3.5	$1.0	$—	$4.5
As of December 31, 2020 and 2019, 86% and 80%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the years ended December 31, 2020 and 2019, the Company had no realized gains or losses. The company had nominal realized gains and losses in 2018. As of December 31, 2020 and 2019, net unrealized gains, net of tax of $1.2 million and $1.6 million, respectively, were included in the Consolidated Balance Sheets within "Accumulated other comprehensive loss."
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody's Investor Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings ("Fitch"). If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the rating agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody's equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company's investments consisted of the following ratings as of December 31:

	2020			2019
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	9	$3.0	86%	10	$3.6	80%
Below investment grade	35	0.5	14%	35	0.9	20%
Total	44	$3.5	100%	45	$4.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2020 and 2019.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2020 and 2019: 95% and 94% used a third-party pricing service and 5% and 6% used broker quotes, respectively.

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
The following net gains related to assets and liabilities denominated in non-U.S. dollars are included within "Transaction and operations support" in the Consolidated Statements of Operations and within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows:

(Amounts in millions)	2020	2019	2018
Net realized non-U.S. dollar gain (loss)	$26.6	$(7.4)	$(5.8)
Net (loss) gain from the related forward contracts	(11.9)	11.2	10.2
Net gains from non-U.S. dollar transactions and related forward contracts	$14.7	$3.8	$4.4
As of December 31, 2020 and 2019, the Company had $643.8 million and $349.1 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of December 31, 2020 and 2019, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2020	2019	2020	2019	2020	2019
Forward contracts	Other assets	$1.0	$0.2	$(0.9)	$(0.2)	$0.1	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2020	2019	2020	2019	2020	2019
Forward contracts	Accounts payable and other liabilities	$3.1	$1.0	$(0.9)	$(0.2)	$2.2	$0.8
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

Note 8 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2020	2019
Computer hardware and software	$512.8	$503.6
Signage	56.1	53.3
Equipment at agent locations	48.9	59.2
Office furniture and equipment	28.4	28.4
Leasehold improvements	27.0	26.5
Total property and equipment	673.2	671.0
Accumulated depreciation and amortization	(525.1)	(494.9)
Total property and equipment, net	$148.1	$176.1
Depreciation and amortization expense for property and equipment for 2020, 2019 and 2018 was $63.9 million, $73.2 million and $74.8 million, respectively. No impairments of property and equipment were recorded during 2020, 2019 and 2018.

Index to the Financial Statements
At December 31, 2020 and 2019, the Company had $0.5 million and $5.9 million, respectively, in accrued purchases of property and equipment included within "Accounts payable and other liabilities" in the Consolidated Balance Sheets.
During 2020 and 2019, the Company had nominal losses related to disposals of its property and equipment. During 2018, the Company recognized a loss of $0.1 million on disposals of its property and equipment. The loss was recorded within "Occupancy, equipment and supplies" in the Consolidated Statements of Operations.
For the years ended December 31, 2020 and 2019, software development costs of $28.2 million and $48.3 million, respectively, were capitalized. At December 31, 2020 and 2019, there were $105.3 million and $114.6 million, respectively, of unamortized software development costs included in property and equipment.
As of December 31, 2020 and 2019, the Company had $1.5 million and $2.2 million, respectively, in net capitalized implementation costs related to hosting arrangements that are service contracts. These costs are recorded within "Other assets" in the Consolidated Balance Sheets and the related amortization is recorded in the same line item in the Consolidated Statements of Operations as other fees associated with the service arrangements.

Note 9 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance was $442.2 million as of December 31, 2020 and 2019, and all relates to the Global Funds Transfer segment. The Company performed an annual assessment of goodwill during the fourth quarter of 2020, 2019 and 2018. No impairments of goodwill were recorded in 2020, 2019 and 2018.
Intangibles — All of the Company's intangible assets are included within "Other assets" in the Consolidated Balance Sheets. As of December 31, 2020, the Company had no cryptocurrency indefinite-lived intangible assets.
The following table is a summary of finite-lived intangible assets as of December 31:

	2020			2019
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$4.1	$(3.2)	$0.9	$4.1	$(2.6)	$1.5
Developed technology	0.6	(0.5)	0.1	0.6	(0.5)	0.1
Total finite-intangible assets	$4.7	$(3.7)	$1.0	$4.7	$(3.1)	$1.6
Intangible asset amortization expense for 2020, 2019 and 2018 was $0.5 million, $0.6 million and $1.5 million, respectively. The estimated future intangible asset amortization expense is $0.6 million and $0.4 million for 2021 and 2022, respectively.

Note 10 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2020	2019
7.00% first lien credit facility due 2023	$635.3	$641.8
13.00% second lien credit facility due 2024	254.6	251.4
Senior secured credit facilities	889.9	893.2
Unamortized debt issuance costs and debt discounts	(32.1)	(42.9)
Total debt, net	$857.8	$850.3
First Lien Credit Agreement and Revolving Credit Facility — The First Lien Credit Agreement provides for (a) a senior secured three-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility").
The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of December 31, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
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
The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $196.1 million and $146.8 million as of December 31, 2020 and December 31, 2019, respectively. The table below summarizes the Revolver Financial Covenants Under the First Lien Credit Agreement, the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end beginning September 30, 2019 through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
July 1, 2019 through June 30, 2020	2.50:1	3.750:1	5.125:1
July 1, 2020 through December 31, 2020	2.50:1	3.500:1	5.000:1
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of December 31, 2020, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.276 to 1.00, our first lien leverage ratio was 2.503 to 1.00 and our total leverage ratio was 3.505 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —For the First Lien Term Credit Facility and the Second Lien Term Credit Facility, the Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. For the First Lien Revolving Credit Facility, the Company presents debt issuance costs within "Other assets" on its consolidated Balance Sheets and amortizes these costs ratably over the term of the First Lien Revolving Credit Facility. Amortization of debt issuance costs is recorded within "Interest expense" on the Consolidated Statements of Operations.
The unamortized costs associated with the First Lien Revolving Credit Facility were $1.5 million and $2.4 million as of December 31, 2020 and 2019, respectively.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded within "Interest expense."

Debt Extinguishment Costs — In 2019, the Company recognized debt extinguishment costs of $2.4 million in connection with the termination of the First Lien Revolving Credit Facility which are recorded within "Other non-operating expense (income)" on the Consolidated Statements of Operations. There were no debt extinguishment costs recognized in 2020 or 2018.
Maturities — At December 31, 2020, debt totaling $619.2 million and $254.6 million will mature in June 2023 and June 2024, respectively, while debt principal totaling $16.1 million will be paid quarterly in increments of approximately $1.6 million through the maturity date. Any borrowings under the First Lien Revolving Credit Facility will mature in September 2022.

Note 11 — Pension and Other Benefits

Pension Benefits — The Company's Pension Plan is a frozen, non-contributory funded plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is the Company's policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan.
Supplemental Executive Retirement Plans — The Company has obligations under various SERPs, which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2020, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company's policy to fund the SERPs as benefits are paid.
The Company's Pension Plan and SERPs are collectively referred to as our "Pension."
Postretirement Benefits Other Than Pensions — The Company has an unfunded defined benefit postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. The Company amended the Postretirement Benefits to close it to new participants as of December 31, 2009. Effective July 1, 2011, the Postretirement Benefits was amended to eliminate eligibility for participants eligible for Medicare coverage. As a result of this plan amendment, the Company no longer receives the Medicare retiree drug subsidy. The Company's funding policy is to make contributions to the Postretirement Benefits as benefits are paid.
Actuarial Valuation Assumptions — The measurement date for the Company's Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net periodic benefit expense (income):
Discount rate for benefit obligation	3.23%	3.57%	3.58%	3.18%	4.32%	3.65%	3.33%	4.41%	3.72%
Discount rate for interest cost	2.83%	3.09%	3.13%	2.70%	3.88%	3.20%	2.77%	3.91%	3.20%
Expected return on plan assets	2.07%	2.91%	4.59%	—	—	—	—	—	—
Cash balance interest crediting rate	1.73%	2.75%	2.08%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.79%	7.25%	7.75%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.51%	8.25%	7.75%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2027	2025	2025/ 2027
Benefit obligation:
Discount rate	2.51%	3.23%	4.25%	2.41%	3.18%	4.32%	2.64%	3.33%	4.41%
Cash balance interest crediting rate	1.36%	1.73%	2.75%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.46%	6.79%	7.25%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.08%	7.51%	8.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65	—	—	—	—	—	—	2028	2027	2025

The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. The expected return on plan assets is calculated using a calculated value of plan assets that is determined each year by adjusting the previous year's value by expected returns, benefit payments and contributions. Asset gains and losses are reflected as equal adjustments over a three-year period. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.
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
Pension Assets — The Company employs a liability-driven investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across large and small capitalized securities and international securities. Other assets, such as real estate and high yield bonds, are used to further diversify equity allocations. Fixed income securities are primarily invested in a mix of investment grade corporate bonds, government bonds and a smaller allocation to non-investment grade debt. The Company uses a dynamic strategy to determine the allocation of return-seeking assets driven by the Pension Plan's funded ratio so that when the funded status increases above prescribed levels, the allocation to equities will decrease and fixed income increase proportionally. Investment risk is measured and monitored on an ongoing basis, including quarterly investment portfolio reviews and periodic liability measurements.
As of December 31, 2020, the Pension assets consisted of approximately 8% in equity securities, 81% in fixed income and 11% in real estate.
The Company records its Pension Plan's assets at fair value as described in Note 5 — Fair Value Measurement. The following is a description of the Pension Plan's investments at fair value and valuation methodologies:
•Common/collective trusts — The fair values of the underlying funds in the common/collective trusts are valued based on the unit value established for each fund at each valuation date. The unit value of a collective investment fund is calculated by dividing the fund's net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date, which is derived from observable purchase and redemption activity in the collective investment fund. The Company's common/collective trusts are categorized in Level 2 to the extent that they are readily redeemable at their net asset value.
•Real estate — The Pension Plan trust holds an investment in a real estate development project that the Company considers to be a Level 3 asset for valuation purposes because it requires the use of unobservable inputs in its fair value measurement. The fair value of this investment represents the estimated fair value of the plan's related ownership percentage in the project based upon an appraisal of the underlying real property as of each balance sheet date. The fund investment strategy for this asset is long-term capital appreciation.

The following table is a summary of the Pension Plan's financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2020
Common/collective trusts
Short-term investment fund	$0.9	$—	$0.9
Equity securities:
Large cap	2.0	—	2.0
Small cap	0.5	—	0.5
International	1.2	—	1.2
Fixed income securities	36.3	—	36.3
Real estate	—	5.3	5.3
Total investments in the fair value hierarchy	$40.9	$5.3	$46.2
December 31, 2019
Common/collective trusts
Short-term investment fund	$1.9	$—	$1.9
Equity securities:
Large cap	1.4	—	1.4
Small cap	0.3	—	0.3
International	0.9	—	0.9
Fixed income securities	30.9	—	30.9
Real estate	—	5.1	5.1
Total investments in the fair value hierarchy	$35.4	$5.1	$40.5
The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plan assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2020	$40.9	Daily	15 Days

December 31, 2019	$35.4	Daily	15 Days
Plan Financial Information — Net periodic benefit expense for the Pension includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2020	2019	2018	2020	2019	2018
Settlement charge	$—	$31.3	$—	$—	$—	$—
Interest cost	3.1	5.4	6.3	—	—	—
Expected return on plan assets	(0.8)	(2.7)	(5.0)	—	—	—
Amortization of net actuarial loss	2.0	2.6	4.3	0.1	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Net periodic benefit expense	$4.4	$36.7	$5.7	$0.1	$0.1	$0.1
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded within "Other non-operating expense (income)" on the Consolidated Statements of Operations.
In June 2019, the Company paid an insurance company $1.2 million to assume a portion of its Pension Plan liability, without recourse. As a result of the sale, the Company reduced its Pension Plan liability by $74.3 million and recognized a non-cash charge of $31.3 million that represents a corresponding portion of the Pension Plan accumulated other comprehensive loss. The transfer of the Pension obligations was completed exclusively with the use of Pension assets and did not impact the Company's cash balance or liquidity position.

The following tables are a summary of the amounts recognized in other comprehensive income (loss) and net periodic benefit expense for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2020
Net actuarial loss (gain)	$4.5	$(0.1)
Amortization of net actuarial loss	(2.0)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive income	2.4	(0.2)
Total recognized in net periodic benefit expense	4.4	0.1
Total recognized in other comprehensive income and net periodic benefit expense	$6.8	$(0.1)
2019
Settlement charge	$(31.3)	$—
Net actuarial loss	8.5	0.1
Amortization of net actuarial loss	(2.6)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive income	(25.5)	—
Total recognized in net periodic benefit expense	36.7	0.1
Total recognized in other comprehensive income and net periodic benefit expense	$11.2	$0.1
2018
Net actuarial gain	$(7.8)	$(0.1)
Amortization of net actuarial loss	(4.3)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive loss	(12.2)	(0.2)
Total recognized in net periodic benefit expense	5.7	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$(6.5)	$(0.1)
The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the unfunded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at the beginning of the year	$117.3	$191.3	$0.7	$0.6
Settlement impact	—	(75.5)	—	—
Interest cost	3.1	5.4	—	—
Actuarial loss (gain)	7.2	17.1	(0.1)	0.1
Benefits paid	(7.5)	(21.0)	—	—
Benefit obligation at the end of the year	$120.1	$117.3	$0.6	$0.7

Change in plan assets:
Fair value of plan assets at the beginning of the year	$40.5	$115.3	$—	$—
Settlement impact	—	(75.5)	—	—
Actual return on plan assets	3.5	11.4	—	—
Employer contributions	9.7	10.3	—	—
Benefits paid	(7.5)	(21.0)	—	—
Fair value of plan assets at the end of the year	$46.2	$40.5	$—	$—
Unfunded status at the end of the year	$73.9	$76.8	$0.6	$0.7

In 2020, the net actuarial loss of $7.2 million affecting the benefit obligation of the Pension was due to the decrease in discount rate and the net actuarial gain of $0.1 million affecting the benefit obligation of the Postretirement Benefits was due to the decrease in liability resulting from participant deaths partially offset by the decrease in the discount rate.
In 2019, the net actuarial losses of $17.1 million and $0.1 million affecting the benefit obligation of the Pension and the Postretirement Benefits, respectively, was due to the decrease in the discount rate.
In October 2020, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. The unfunded status of the Pension Plan was $5.3 million and $8.9 million at December 31, 2020 and 2019, respectively, and the unfunded status of the SERPs was $68.6 million and $67.9 million at December 31, 2020 and 2019, respectively.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Pension and other postretirement benefits liability	$73.9	$76.8	$0.6	$0.7	$74.5	$77.5
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$38.2	$36.5	$0.4	$0.4	$38.6	$36.9
Prior service cost, net of tax	0.1	0.1	—	—	0.1	0.1
Total	$38.3	$36.6	$0.4	$0.4	$38.7	$37.0
The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Benefit obligation	$51.5	$49.2	$68.6	$67.9	$0.6	$0.7
Accumulated benefit obligation	51.5	49.2	68.6	67.9	—	—
Fair value of plan assets	46.2	40.5	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2021	2022	2023	2024	2025	2026-2030
Pension	$8.5	$7.9	$7.9	$7.1	$7.0	$33.0
Postretirement benefits	—	—	—	—	—	0.1
Although the Company has no minimum required contribution for the Pension Plan in 2021, we expect to contribute $4.0 million to the Pension Plan in 2021. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.7 million in 2021.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.7 million, $4.5 million and $4.4 million in 2020, 2019 and 2018, respectively.
International Benefit Plans — The Company's international subsidiaries have certain defined contribution plans. Contributions to, and costs related to, international plans were $2.0 million, $1.6 million and $2.5 million for 2020, 2019 and 2018, respectively.

Note 12 — Stockholders' Deficit

Common Stock — The Company's Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company's financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company's ability to declare or pay dividends or distributions to the holders of the Company's common stock is restricted under the Company's 2013 Credit Agreement. No dividends were paid in 2020, 2019 or 2018.
Preferred Stock — The Company's Amended and Restated Certificate of Incorporation provides for the issuance of up to 7,000,000 shares of preferred stock that may be issued in one or more series, with each series to have certain rights and preferences as shall be determined in the unlimited discretion of the Company's Board of Directors, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences.
Series D Participating Convertible Preferred Stock (the "D Stock") — In 2011, the Company issued 71,282 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock. In 2020, Goldman Sachs converted all of its 71,282 shares of D Stock into 8,910,234 shares of common stock with a par value $0.01 per share.
The following table is a summary of the Company's authorized, issued and outstanding stock as of December 31, 2020:

	D Stock			Common Stock			Treasury Stock
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
January 1, 2018	200,000	71,282	(71,282)	162,500,000	58,823,567	(54,238,344)	4,585,223
Release for restricted stock units and stock options exercised	—	—	—	—	—	(1,378,105)	(1,378,105)
December 31, 2018	200,000	71,282	(71,282)	162,500,000	58,823,567	(55,616,449)	3,207,118
Release for restricted stock units	—	—	—	—	—	(877,212)	(877,212)
Shares issued to Ripple as part of SPA(1)	—	—	—	—	6,237,523	(6,237,523)	—
December 31, 2019	200,000	71,282	(71,282)	162,500,000	65,061,090	(62,731,184)	2,329,906
Release for restricted stock units	—	—	—	—	56,358	(876,121)	(819,763)
Preferred stock - series D conversion	—	(71,282)	71,282	—	7,413,322	(8,910,234)	(1,496,912)
December 31, 2020	200,000	—	—	162,500,000	72,530,770	(72,517,539)	13,231
(1) For more details see Note 20 — Related Parties.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Goldman Sachs (the "Investor") has a Participation Agreement with Walmart Inc. ("Walmart"), under which the Investor is obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investor in excess of the Investor's original investment in the Company. While the Company is not a party to and has no obligations to Walmart or additional obligations to the Investor under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investor to Walmart may result in an expense that could be material to the Company's financial position or results of operations but would have no impact on the Company's cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for the Investor and has not recognized any further liability or expense related to the Participation Agreement.
Accumulated Other Comprehensive Loss — The following table details the components of "Accumulated other comprehensive loss" as of December 31:

(Amounts in millions)	2020	2019
Net unrealized gains on securities classified as available-for-sale, net of tax	$1.2	$1.6
Cumulative non-U.S. dollar translation adjustments, net of tax	(20.9)	(28.1)
Pension and postretirement benefits adjustments, net of tax	(38.7)	(37.0)
Accumulated other comprehensive loss	$(58.4)	$(63.5)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2020	2019	2018	Statement of Operations Location
Pension and postretirement benefits adjustments:
Amortization of prior service credit	$0.1	$0.1	$0.1	"Other non-operating expense (income)"
Amortization of net actuarial loss	2.1	2.7	4.4	"Other non-operating expense (income)"
Settlement charge	—	31.3	—	"Other non-operating expense (income)"
Total before tax	2.2	34.1	4.5
Tax benefit, net	(0.5)	(7.9)	(1.0)
Total, net of tax	$1.7	$26.2	$3.5
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2018	$2.2	$(10.4)	$(54.8)	$(63.0)
Other comprehensive (loss) income before reclassification	(0.3)	(13.8)	6.1	(8.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	3.5	3.5
Net current year other comprehensive (loss) income	(0.3)	(13.8)	9.6	(4.5)
December 31, 2018	1.9	(24.2)	(45.2)	(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive loss before reclassification	(0.3)	(0.2)	(6.6)	(7.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	26.2	26.2
Net current year other comprehensive (loss) income	(0.3)	(0.2)	19.6	19.1
December 31, 2019	1.6	(28.1)	(37.0)	(63.5)
Other comprehensive (loss) income before reclassification	(0.4)	7.2	(3.4)	3.4
Amounts reclassified from accumulated other comprehensive loss	—	—	1.7	1.7
Net current year other comprehensive (loss) income	(0.4)	7.2	(1.7)	5.1
December 31, 2020	$1.2	$(20.9)	$(38.7)	$(58.4)
In 2019, the Company adopted ASU 2018-02 and elected to reclassify the stranded tax effects resulting from the TCJA, which changed the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, among other things. The effect from the rate change resulted in a Pension and Postretirement Benefits adjustment reclassification of $11.4 million from "Accumulated other comprehensive loss" to "Retained loss." Additionally, the Company reclassified $3.7 million from cumulative non-U.S. dollar translation adjustment to "Retained loss" related to the rate reduction associated with the taxation of the Company's foreign subsidiaries.

Note 13 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan ("2005 Plan") provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, "share-based awards") to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2020, the Company has remaining authorization to issue future grants of up to 4,972,432 shares.
The calculated fair value of share-based awards is recognized as compensation cost using the straight-line method over the vesting or service period in the Company's financial statements. Stock-based compensation is recognized only for those share-based awards expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company's historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.
The Company recognized stock-based compensation expense of $6.6 million, $7.9 million and $12.4 million for the years ended December 31 2020, 2019 and 2018, respectively, all of which related to restricted stock units.
Stock Options — All outstanding option awards were granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. All outstanding stock option award agreements contain certain forfeiture and non-compete provisions.
There were no options granted in 2020, 2019 or 2018. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options granted were either time-based, vesting over a four-year period, or performance-based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
The following table is a summary of the Company's stock option activity for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2019	409,296	$19.34	2.4 years	$—
Forfeited/Expired	(131,334)	18.82
Options outstanding, vested or expected to vest, and exercisable at December 31, 2020	277,962	$19.58	1.8 years	$—
There were no options exercised in 2020, 2019 or 2018. As of December 31, 2020, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In March 2020 and in February 2019, the Company granted time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date.
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
For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company's best estimate of the ultimate achievement level. For grants to employees, expense is recognized in the "Compensation and benefits" line and expense for grants to Non-Employee Directors is recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations using the straight-line method over the vesting period.

The following table is a summary of the Company's restricted stock unit activity as of December 31, 2020:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2019	2,731,758	$5.02	0.9 years	$5.7
Granted	3,762,725	2.06
Vested and converted to shares	(1,197,760)	6.25
Forfeited	(138,488)	3.45
Restricted stock units outstanding at December 31, 2020	5,158,235	$2.62	0.95 years	$28.2
Restricted stock units vested and deferred at December 31, 2020	290,324	$3.27		$1.6
The following table is a summary of the Company's restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Weighted-average grant-date fair value of restricted stock units vested during the year	$7.5	$10.4	$16.6
Total intrinsic value of vested and converted shares	$2.9	$3.2	$22.3
As of December 31, 2020, the Company's outstanding restricted stock units had unrecognized compensation expense of $7.0 million with a remaining weighted-average vesting period of 1.7 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company's current estimate of achievement of performance goals. The Company had no cash-settled restricted stock units for the twelve months ended December 31, 2020.

Note 14 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2020	2019	2018
U.S.	$(0.3)	$(76.5)	$(49.6)
Foreign	6.4	12.2	38.7
Income (loss) before income taxes	$6.1	$(64.3)	$(10.9)
Foreign income consists of income from the Company's international subsidiaries. Most of the Company's wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense (benefit) for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Current:
Federal	$(1.4)	$(0.2)	$5.9
State	2.1	1.5	1.7
Foreign	4.2	8.2	(4.0)
Current income tax expense	4.9	9.5	3.6
Deferred:
Federal	7.1	(10.4)	6.5
State	1.9	(1.9)	1.0
Foreign	0.1	(1.2)	2.0
Deferred income tax expense (benefit)	9.1	(13.5)	9.5
Income tax expense (benefit)	$14.0	$(4.0)	$13.1
As of December 31, 2020, the Company had a tax payable of $23.7 million recorded within "Accounts payable and other liabilities" and a tax receivable of $7.4 million recorded within "Other assets" on the Consolidated Balance Sheets. As of

December 31, 2019, the Company had a tax payable of $22.4 million recorded within "Accounts payable and other liabilities" and a tax receivable of $12.8 million recorded within "Other assets" on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax expense (benefit) at statutory rates to the actual income tax expense (benefit) for the years ended in December 31:

(Amounts in millions)	2020	2019	2018
Income tax expense (benefit) at statutory federal income tax rate	$1.3	$(13.5)	$(2.3)
Tax effect of:
State income tax, net of federal income tax effect	(0.4)	(1.3)	0.2
Valuation allowances	12.0	2.2	0.7
International taxes	1.5	3.4	(0.8)
Deferred prosecution agreement permanent difference	—	—	8.4
Other net permanent differences	1.8	1.7	0.9
U.S. general business credits	(3.6)	(2.4)	—
Change in unrecognized tax benefits	2.4	1.2	(0.4)
Stock-based compensation	0.7	3.8	(0.6)
Impact from the TCJA	—	1.1	(1.3)
BEAT	(0.6)	—	5.6
U.S. taxation of foreign earnings	(1.1)	0.5	7.0
Reorganization	—	—	(3.6)
Other	—	(0.7)	(0.7)
Income tax expense (benefit)	$14.0	$(4.0)	$13.1
In 2020, the Company recognized an income tax expense of $14.0 million on a pre-tax income of $6.1 million. Our income tax rate was higher than the statutory rate primarily due to an increase in valuation allowance, an increase in unrecognized tax benefits, non-deductible expenses, and international taxes, all of which were partially offset by U.S. general business credits and a change in U.S. tax law. As a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the Internal Revenue Service (the "IRS") on July 20, 2020, the Company recorded a discrete tax benefit of $1.7 million in the third quarter of 2020 related to both the direct and indirect effects of the GILTI high-tax exclusions being applied retroactively to tax years 2018 and 2019.
In 2019, the Company recognized an income tax benefit of $4.0 million on a pre-tax loss of $64.3 million . Our income tax rate was lower than the statutory rate primarily due to the reversal of tax benefits on share-based compensation, an increase in valuation allowance, non-deductible expenses and foreign taxes, all of which were partially offset by U.S. general business credits. In 2019, as a result of the issuance of the final Section 965 regulations by the U.S. Treasury Department and the Internal Revenue Service ("IRS") on January 15, 2019, the Company recognized tax expense of $1.1 million to revise its one-time transition tax liability, which resulted in no tax due as a result of offsetting foreign tax credits.
In 2018, the Company recognized an income tax expense of $13.1 million on a pre-tax loss of $10.9 million, primarily due to the tax impact of the nondeductibility of the accrual related to the five-year deferred prosecution agreement (the "DPA") as further discussed in Note 15 — Commitments and Contingencies and the foreign subsidiary income inclusion and base erosion and anti-abuse tax ("BEAT") enacted under the TCJA, partially offset by the one-time $3.6 million deferred tax benefit from a reorganization of our corporate structure.

The following table is a summary of the Company's deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2020	2019
Deferred tax assets:
Basis difference in revalued investments	$54.0	$55.3
Tax loss carryovers	24.4	25.7
Tax credit carryovers	15.6	12.9
Postretirement benefits and other employee benefits	8.4	7.9
Bad debt and other reserves	2.2	1.1
Lease liabilities	12.0	11.5
Depreciation & amortization	11.6	12.1
Interest expense carryovers	1.3	2.4
Other	7.5	7.9
Valuation allowances	(81.2)	(71.2)
Total deferred tax assets	55.8	65.6
Deferred tax liability:
Depreciation and amortization and other	(66.0)	(67.8)
Lease right-of-use assets	(11.0)	(10.6)
Total deferred tax liability	(77.0)	(78.4)
Net deferred tax liability	$(21.2)	$(12.8)
The Company offsets deferred tax asset positions with deferred tax liability positions based on right to offset in each respective tax jurisdiction. As of December 31, 2020, net deferred tax asset positions of $4.6 million were included within "Other assets" and net deferred tax liability positions of $25.8 million were included within "Accounts payable and other liabilities" in the Consolidated Balance Sheets. As of December 31, 2019, net deferred tax asset positions of $5.2 million were reflected within "Other assets" and net deferred tax liability positions of $18.0 million were included within "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The valuation allowances as of December 31, 2020 and 2019, primarily relate to basis differences in revalued investments, capital loss carryovers, U.S. tax credit carryovers, and certain state and foreign tax loss carryovers. The net $10.0 million increase in our valuation allowances is based on our more likely than not assessment that $12.0 million of our U.S. tax credits and state and foreign tax loss carryovers will expire prior to utilization, offset by a $2.0 million decrease for expired capital losses previously reduced by valuation allowances.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2020:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2021 - 2025	$34.5
U.S. net operating loss carry-forwards	2025 - Indefinite	$37.8
U.S. tax credit carry-forwards	2024- 2040	$15.6
Unrecognized tax benefits are recorded within "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Beginning balance	$18.2	$17.9	$28.7
Additions based on tax positions related to prior years	0.9	0.9	0.7
Additions based on tax positions related to current year	0.6	—	0.8
Settlements with cash or attributes	—	(0.1)	—
Reductions for tax positions of prior years and other	—	(0.5)	(12.3)
Ending balance	$19.7	$18.2	$17.9
As of December 31, 2020, 2019 and 2018, the liability for unrecognized tax benefits was $19.7 million , $18.2 million and $17.9 million , respectively, exclusive of interest and penalties. For 2020, 2019 and 2018, the net amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $19.7 million , $18.2 million and $17.9 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Consolidated Statements of Operations. For 2020, 2019 and 2018, the Company's accrual for interest and penalties increased by

$1.1 million, increased by $1.0 million and decreased by $1.6 million, respectively. As of December 31, 2020 and 2019, the Company had a liability of $9.4 million and $8.3 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 15 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2020, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.
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
To implement the Rights Agreement, the Board of Directors declared a dividend of one right ("Right") for each of the Company's issued and outstanding shares of common stock, par value $0.01 per share. The dividend was paid to the stockholders of record at the close of business on August 7, 2020. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, par value $0.01 per share at the price of $15.00, subject to certain adjustments. The Rights will be exercisable if a person or group of persons acquires 4.95% or more of the Company's Stock (as defined in the Right Agreement to include outstanding Company common stock, the Series D Participating Convertible Preferred, the Second Lien Warrants, the Ripple Warrants any other interest that the Board determines would be treated as “stock” of the Company for purposes of Section 382 of the Code). The Rights will also be exercisable if a person or group that already owns 4.95% or more of the Company's stock acquires additional shares. The Rights will trade with the Company's common stock and will expire at the close of business on July 28, 2023.

Note 15 — Commitments and Contingencies

Letters of Credit — At December 31, 2020, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.0 million and $57.5 million of estimated liability recorded within "Accounts payable and other liabilities" in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively. For the years 2020 and 2019, a nominal charge was recorded for legal proceedings and $42.0 million during 2018 within "Transaction and operations support" in the Consolidated Statements of Operations.
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
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which were consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints asserted that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram's compliance with the stipulated order and DPA described below and breached their fiduciary duties in connection with MoneyGram's compliance programs. The lawsuit sought unspecified damages, equitable relief, interest and costs and attorneys' fees. On February 24, 2020, the United States District for the Northern District of Texas entered an agreed final judgment dismissing the consolidated case. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram's officers and directors. The Delaware suit asserted claims for breach of fiduciary duty and other common law theories and sought unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described below. On December 31, 2020, the Court of Chancery granted the motion to dismiss filed by MoneyGram and the individual defendants, holding that the complaint failed to plead particularized facts showing a substantial likelihood that MoneyGram’s directors acted in bad faith. The Company believes the Delaware case is without merit and intends to vigorously defend any appeal or further motion that the plaintiff may file. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney's Office for the Middle District of Pennsylvania (the "MDPA") and the U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section (the "U.S. DOJ") relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into the Amended DPA with the MDPA and U.S. DOJ (collectively, the "Government") dated November 9, 2012.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court's findings and filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. The matter is currently pending before the Fifth Circuit Court of Appeals.
The January 2015 Tax Court decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court did not change the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of December 31, 2020.
Pending the ultimate outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments up to $21.2 million on amounts that have previously been accrued. The Company recently filed a Notice of Appeal to the Fifth Circuit on February 21, 2020, and therefore expects that any potential payment would not be due before 2021.

Note 16 — Loss Per Common Share

The following table is a reconciliation of the weighted-average amounts used in calculating loss per share for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Basic and diluted common shares outstanding	77.8	71.1	64.3
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
The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

(Amounts in millions)	2020	2019	2018
Shares related to stock options	0.3	0.9	1.8
Shares related to restricted stock units	4.5	2.7	2.3
Shares related to Ripple warrants	6.0	1.4	—
Shares excluded from the computation	10.8	5.0	4.1

Note 17 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart is our only agent, for both the Global Funds Transfer and Financial Paper Products segments, that accounts for more than 10% of total revenue. In 2020, Walmart accounted for 13% of total revenue and 16% in 2019 and 2018.
The Company's Chief Operating Decision Maker reviews segment operating income and segment operating margin to assess segment performance and allocate resources. Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies. Investment revenue is allocated to each segment based on the average investable balances generated by that segment's sale of payment instruments during the period.
All operating expenses that have not been classified in the above segments are reported as "Other". These unallocated expenses in 2020 include $0.7 million of legal expenses and other net corporate costs of $1.2 million. These unallocated expenses in 2019 include $1.6 million of legal expenses; outsourcing, independent contractor and consultant costs of $1.4 million; and other net corporate costs of $0.8 million. Unallocated expenses in 2018 include $2.6 million of legal expenses; outsourcing, independent contractor and consultant costs of $1.8 million; and other net corporate costs of $1.8 million.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Global Funds Transfer revenue
Money transfer revenue	$1,104.7	$1,123.9	$1,273.4
Bill payment revenue	46.2	59.4	74.5
Total Global Funds Transfer revenue	1,150.9	1,183.3	1,347.9
Financial Paper Products revenue
Money order revenue	43.4	53.0	55.3
Official check revenue	22.9	48.8	44.4
Total Financial Paper Products revenue	66.3	101.8	99.7
Total revenue	$1,217.2	$1,285.1	$1,447.6

The following table is a summary of the operating income (loss) by segment and detail of the income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Global Funds Transfer operating income (loss)	$84.4	$22.0	$(5.9)
Financial Paper Products operating income	20.5	33.8	30.6
Total segment operating income	104.9	55.8	24.7
Other operating loss	(1.9)	(3.8)	(6.2)
Total operating income	103.0	52.0	18.5
Interest expense	92.4	77.0	53.6
Other non-operating expense (income)	4.5	39.3	(24.2)
Income (loss) before income taxes	$6.1	$(64.3)	$(10.9)
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Global Funds Transfer	$57.3	$65.8	$68.1
Financial Paper Products	7.1	8.0	8.0
Other	—	—	0.2
Total depreciation and amortization	$64.4	$73.8	$76.3
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Global Funds Transfer	$31.5	$50.5	$50.7
Financial Paper Products	3.9	6.1	5.8
Total capital expenditures	$35.4	$56.6	$56.5
The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2020	2019
Global Funds Transfer	$1,397.2	$1,318.3
Financial Paper Products	3,247.4	2,819.1
Other	29.5	47.6
Total assets	$4,674.1	$4,185.0
Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries from which the Company generates revenues, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2020, 2019 and 2018. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2020	2019	2018
U.S.	$543.8	$611.4	$743.9
International	673.4	673.7	703.7
Total revenue	$1,217.2	$1,285.1	$1,447.6

Note 18 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue for the years ended December 31:

(Amounts in millions)	2020	2019	2018
Global Funds Transfer revenue
Money transfer fee revenue	$1,083.4	$1,102.1	$1,255.4
Bill payment services fee revenue	46.2	59.4	74.5
Other revenue	21.3	21.8	17.8
Total Global Funds Transfer fee and other revenue	$1,150.9	$1,183.3	$1,347.7
Financial Paper Products revenue
Money order fee revenue	7.3	8.7	11.2
Official check outsourcing services fee revenue	7.4	8.7	9.1
Other revenue	31.6	29.7	30.1
Total Financial Paper Products fee and other revenue	46.3	47.1	50.4
Investment revenue	20.0	54.7	49.5
Total revenue	$1,217.2	$1,285.1	$1,447.6

Timing of revenue recognition:
Services and products transferred at a point in time	$1,137.0	$1,170.2	$1,341.1
Products transferred over time	7.4	8.7	9.1
Total revenue from services and products	1,144.4	1,178.9	1,350.2
Investment revenue	20.0	54.7	49.5
Other revenue	52.8	51.5	47.9
Total revenue	$1,217.2	$1,285.1	$1,447.6

See Note 2 — Summary of Significant Accounting Policies the Company's accounting policies on revenue recognition. Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included within "Settlement assets" with a corresponding liability recorded within "Payment service obligations" on the Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Summary of Significant Accounting Policies.

Note 19 — Leases

The Company's leases consist primarily of operating leases for buildings, equipment and vehicles. Finance leases are immaterial. The ROU asset and the lease liability are calculated based on the remaining minimum rental payments under current leasing standards for existing operating leases. The reduction in the carrying amount of the ROU asset and changes in the lease liability are presented within "Operating activities" on the Consolidated Statements of Cash Flows. We elected the package of practical expedients, which permitted us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements, as the latter was not applicable to us. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities. The Company elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases.
The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2030. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 31, 2020 and 2019, the leases had a weighted-average remaining lease term of 7.3 years and 6.2 years, respectively. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. The Company considered the most relevant major interest rate in the specific geographical location such as the Prime Rate in the U.S. and U.K. or the collateralized interest rate for non-financial institutions of the European Central Bank. These rates were then adjusted for the Company's specific credit ratings or economic conditions and lease terms of the specific portfolio. As of December 31, 2020 and 2019, the weighted-average discount rate was 5.7% and 5.4%, respectively.
The Company recognizes rent expense for operating leases under the straight-line method over the term of the lease where differences between the monthly cash payments and the lease expense are offset to the ROU asset on the Consolidated Balance Sheets. Lease expense for buildings and equipment is included within "Occupancy, equipment and supplies" on the Consolidated Statements of Operations, while lease expense for our vehicles is included within "Compensation and benefits." Some of the Company's building leases include rent expense that is associated with an index or a rate. Subsequent changes from the original index or rate would be treated as variable lease expense. Furthermore, future changes to the non-lease components of our real estate and vehicle leases will be treated as variable lease expenses.
The following table is a summary of the Company's lease expense for its operating leases for the year ended December 31:

(Amounts in millions)	2020	2019
Buildings, equipment and vehicle leases	$15.0	$15.8
Short-term and variable lease cost	1.2	1.7
Total lease cost	$16.2	$17.5
The Company's rent expense, net of sublease agreements, for the year ended December 31, 2018 was $18.3 million.
Supplemental cash flow information related to leases was as follows for the year ended December 31:

(Amounts in millions)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$15.3	$15.8
ROU assets obtained in exchange for lease obligations	15.0	11.6
Maturities of operating lease liabilities as of December 31, 2020 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
2021	$14.0
2022	10.5
2023	7.9
2024	7.9
2025	7.6
Thereafter	25.4
Total	73.3
Less: present value discount	(14.2)
Lease liability - operating	$59.1

Note 20 — Related Parties

In June 2019, the Company entered into a multiple element arrangement with Ripple Labs Inc. ("Ripple") consisting of two contracts: a securities purchase agreement (the "SPA") and a commercial agreement. Pursuant to the SPA, the Company issued and sold to Ripple an aggregate of 6,237,523 shares of common stock at a purchase price of $4.10 per share and warrants to purchase 5,957,600 shares of common stock ("Ripple Warrants") at a per share reference price of $4.10 per share of common stock underlying the Ripple Warrant, exercisable at $0.01 per underlying share of common stock pursuant to separate issuances of common stock and Ripple Warrants, one in June 2019 and another in November 2019. Through the commercial agreement, which is scheduled to expire on July 1, 2023, we utilized Ripple's ODL platform, as well as XRP, for cross-border foreign exchange currency settlements. The Company was compensated by Ripple in XRP for developing and bringing liquidity to foreign exchange markets, facilitated by the ODL platform, and providing a reliable level of foreign exchange trading activity. We refer to this compensation as market development fees. On November 25, 2020, Ripple initiated the sale of 4,000,000 shares through a series of open market transactions that occurred from November 27, 2020 to December 14, 2020. As of December 31, 2020, Ripple held 2,237,523 shares of our common stock.
The Company accounts for the XRP received as an indefinite-lived intangible asset, which is measured based on the fair market value of the XRP. Any future liquidation of such indefinite-lived intangible assets will result in capital gains or losses and will be recorded within "Occupancy, equipment and supplies" in the Consolidated Statement of Operations. See Note 9 — Goodwill and Intangible Assets for more information on the Company's indefinite-lived intangible assets.
MoneyGram recognizes the XRP fees received from Ripple as vendor consideration, which is presented as an offset to costs incurred to the vendor within "Transaction and operations support" in the Consolidated Statements of Operations. All activity related to the Ripple commercial agreement, including purchases and sales of XRP and consideration received in XRP, is presented as part of operating activities in the Consolidated Statement of Cash Flows. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions.
On December 22, 2020, the SEC filed a lawsuit against Ripple alleging that they raised over $1.3 billion through an unregistered, ongoing digital asset offering in violation of the registration provisions of the Securities Act of 1933. Subsequently, substantially all of the U.S.-based digital asset exchanges removed XRP from their platforms. MoneyGram ceased transacting with Ripple under the commercial agreement in early December 2020 and has not since resumed trading. It is possible that MoneyGram will not resume transacting with Ripple under the commercial agreement and will be unable to receive the related market development fees in 2021 and beyond. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform or the related software and there are no clawback or refund provisions.
Related party transactions are not necessarily indicative of an arm's length transaction or comparable to a transaction that had been entered into with independent parties.
The "Transaction and operations support" line on the Consolidated Statements of Operations includes market development fees of $50.2 million and $11.3 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the "Other assets" line in the Consolidated Balance Sheets had no accounts receivable from Ripple and no cryptocurrency indefinite-lived intangible asset. As of December 31, 2019, accounts receivable and cryptocurrency indefinite-lived intangible asset were $0.9 million and $6.2 million, respectively.

Note 21 — Subsequent Events

2021 Organizational Realignment — On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 90 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. The total expected cost of the 2021 Organizational Realignment is approximately $9.7 million, which includes approximately $6.2 million in one-time cash severance expenditures and $3.5 million in real estate-related and other cash expenditures. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately $18.0 million on an annualized basis. The Company anticipates the workforce reduction portion of the 2021 Organizational Realignment to be substantially completed in the first quarter of 2021 and related cash expenditures to be substantially paid out in 2021. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.
Potential change to reportable segment — MoneyGram’s direct-to-consumer digital business, or MGO, is currently a product line within our Global Funds Transfer reportable segment. Given the significant growth, both in terms of revenue and transaction volumes, we are evaluating a potential change to our current reportable segments. This change, would involve adding MGO as a third reportable segment. The Company expects to complete its analysis in the first half of 2021 and if deemed appropriate we will be reporting our MGO business as a separate reportable segment in 2021.