Form 10-Q
period 2021-03-31
MONEYGRAM INTERNATIONAL INC
filed 2021-05-07
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2021.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2021, 79,674,091 shares of common stock, $0.01 par value, were outstanding.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Quarterly Report on Form 10-Q and is not a complete list of all the defined terms used herein.

Abbreviation	Term
Amended DPA	Amendment to and Extension of Deferred Prosecution Agreement
API	Application Programming Interface
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through one of the Company's digital properties such as moneygram.com, the native mobile application or virtual agents or end in an account deposit, wallet or card such as the Visa Direct program
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DPA	Deferred Prosecution Agreement
FCPA	Foreign Corrupt Practices Act
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPA	U.S. Attorney's Office for the Middle District of Pennsylvania
Moody's	Moody's Investor Service
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
ODL	On Demand Liquidity
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Receiver	Person receiving a money transfer transaction
ROE	Report of Examination
ROU	Right-of-use
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
SPA	Securities Purchase Agreement
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “intends,” “continues,” “will,” “should,” “could,” “may,” “might,” “would,” “goals,” “predicts,” “potential,” “target,” “forecast,” “outlook,” “currently,” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management’s current expectations, beliefs and assumptions as of the date of this report, are not historical facts or guarantees of future performance, and are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control due to a number of factors. These factors include, but are not limited to:
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
•our ability to continue to grow our Digital Channel, including through our direct-to-consumer digital business, MoneyGram Online;
•a security or privacy breach in systems, networks or databases on which we rely;
•current and proposed regulations addressing consumer privacy and data use and security;
•our ability to manage fraud risks from consumers or agents;
•our ability to extend or refinance the First and Second Lien Credit Facilities, and refinance such facilities, or comply with the terms thereof;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$152.8	$196.1
Settlement assets	3,667.0	3,702.9
Property and equipment, net	142.7	148.1
Goodwill	442.2	442.2
Right-of-use assets	54.5	55.1
Other assets	128.4	129.7
Total assets	$4,587.6	$4,674.1
LIABILITIES
Payment service obligations	$3,667.0	$3,702.9
Debt, net	858.8	857.8
Pension and other postretirement benefits	75.0	74.5
Lease liabilities	58.0	59.1
Accounts payable and other liabilities	188.0	216.8
Total liabilities	4,846.8	4,911.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 80,273,419 and 72,530,770 shares issued, 79,741,398 and 72,517,539 shares outstanding at March 31, 2021 and December 31, 2020, respectively	0.8	0.7
Additional paid-in capital	1,297.8	1,296.0
Retained loss	(1,490.8)	(1,475.3)
Accumulated other comprehensive loss	(63.4)	(58.4)
Treasury stock: 532,021 and 13,231 shares at March 31, 2021 and December 31, 2020, respectively	(3.6)	—
Total stockholders' deficit	(259.2)	(237.0)
Total liabilities and stockholders' deficit	$4,587.6	$4,674.1
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2021	2020
REVENUE
Fee and other revenue	$308.1	$280.8
Investment revenue	2.0	10.1
Total revenue	310.1	290.9
COST OF REVENUE
Commissions and other fee expense	149.9	143.2
Investment commissions expense	0.2	3.0
Direct transaction expense	15.2	8.2
Total cost of revenue	165.3	154.4
GROSS PROFIT	144.8	136.5
OPERATING EXPENSES
Compensation and benefits	62.2	53.4
Transaction and operations support	43.4	38.0
Occupancy, equipment and supplies	15.5	14.9
Depreciation and amortization	15.3	17.1
Total operating expenses	136.4	123.4
OPERATING INCOME	8.4	13.1
Other expenses
Interest expense	22.3	23.8
Other non-operating expense	1.0	1.1
Total other expenses	23.3	24.9
Loss before income taxes	(14.9)	(11.8)
Income tax expense	0.5	9.7
NET LOSS	$(15.4)	$(21.5)

Basic and diluted loss per common share	$(0.19)	$(0.28)

Basic and diluted weighted-average outstanding common shares and equivalents used in computing loss per common share	79.6	77.4
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
NET LOSS	$(15.4)	$(21.5)
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding loss on available-for-sale securities arising during the period, net of tax expense of $0.1 and $0.0 for the three months ended March 31, 2021 and 2020, respectively	0.3	—
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.1 for the three months ended March 31, 2021 and 2020, respectively	0.5	0.4
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.0 and $0.0 for the three months ended March 31, 2021 and 2020, respectively	(5.8)	(7.2)
Other comprehensive loss	(5.0)	(6.8)
COMPREHENSIVE LOSS	$(20.4)	$(28.3)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15.4)	$(21.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.3	17.1
Signing bonus amortization	14.3	12.5
Change in right-of-use assets	3.6	3.0
Amortization of debt discount and debt issuance costs	2.9	2.9
Non-cash compensation and pension expense	2.8	3.1
Signing bonus payments	(13.0)	(25.0)
Change in other assets	(12.9)	(24.2)
Change in lease liabilities	(3.9)	(4.4)
Change in accounts payable and other liabilities	(20.7)	10.1
Other non-cash items, net	0.1	—
Net cash used in operating activities	(26.9)	(26.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(11.2)	(10.1)
Net cash used in investing activities	(11.2)	(10.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1.6)	(1.6)
Proceeds from revolving credit facility	—	23.0
Payments to tax authorities for stock-based compensation	(3.6)	(0.7)
Net cash (used in) provided by financing activities	(5.2)	20.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43.3)	(15.8)
CASH AND CASH EQUIVALENTS—Beginning of year	196.1	146.8
CASH AND CASH EQUIVALENTS—End of period	$152.8	$131.0
Supplemental cash flow information:
Cash payments for interest	$11.9	$17.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	$0.8	$1,297.8	$(1,490.8)	$(63.4)	$(3.6)	$(259.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	$183.9	$0.7	$1,118.8	$(1,488.5)	$(70.3)	$(12.3)	$(267.7)
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations. The condensed consolidated financial statements include all adjustments of a normal recurring nature that, in the opinion of management, are necessary in order to make the financial statements not misleading.
Impact of Novel Coronavirus ("COVID-19") Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and resulting government actions taken in response to the virus have caused, and may continue to cause significant economic and business disruption, volatility and financial uncertainty, and a continued significant global economic downturn. This has had, and may continue to have, a negative impact on our workforce, agents, customers, financial markets, consumer spending and credit markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the future impact at this time.
There were no other material impacts to our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2021, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Unaudited Condensed Consolidated Financial Statements in future reporting periods.
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
Principles of Consolidation — The condensed consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation.
Reclassification — Certain prior amounts have been reclassified in order to conform to the current year presentation. In 2020, the Company changed the presentation of its right-of-use assets and associated lease liabilities in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. Increases to our right-of-asset and liabilities that result from new operating leases, extension of existing operating leases or modifications of existing operating leases are excluded from the Condensed Consolidated Statements of Cash Flows as these are non-cash items in the period they occur.

Presentation — During the first quarter of 2021, the Company changed its presentation to disclose "Gross profit" in the Condensed Consolidated Statements of Operations. The presentation of gross profit is intended to supplement investors with an understanding of our operating performance. Gross profit is calculated as total revenue less commissions and direct transaction expenses. These expenses were previously included within "Operating expenses" and are now presented within "Cost of revenue" in the Condensed Consolidated Statements of Operations. The change in presentation was applied retrospectively to all periods presented in the Condensed Consolidated Statements of Operations and it had no effect on Operating income, Net loss or Loss per share. The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Deficit and Condensed Consolidated Statements of Cash Flows are not affected by this change in presentation.
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
ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a U.S. Securities and Exchange Commission ("SEC") filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. MoneyGram is a smaller reporting company and, as such, has elected to adopt the amendments in these standards in 2023. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our condensed consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This ASU also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Reorganization Costs

In the first quarter of 2021, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute digital and market-specific strategies. The workforce reduction portion of the 2021 Organizational Realignment was substantially completed in the first quarter of 2021 and the Company anticipates related cash expenditures to be substantially paid out by the end of 2021. Costs incurred in the first quarter of 2021 consisted primarily of one-time termination benefits for employee severance and related costs, which are recorded in "Compensation and benefits" on the Condensed Consolidated Statements of Operations. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.
The following table is a roll-forward of the reorganization costs accrual as of March 31, 2021:

(Amounts in millions)	2021 Organizational Realignment
Balance at December 31, 2020	$—
Expenses	5.9
Cash payments	(4.3)
Balance at March 31, 2021	$1.6

The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses and the estimated remaining reorganization costs to be incurred as of March 31, 2021:

(Amounts in millions)	2021 Organizational Realignment
Cumulative reorganization costs incurred to date in operating expenses	$5.9
Estimated additional reorganization costs to be incurred	3.8
Total reorganization costs incurred and to be incurred	$9.7

The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses by reporting segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Total
Balance at December 31, 2020	$—	$—	$—
First quarter 2021	5.7	0.2	5.9
Total cumulative reorganization costs incurred to date	$5.7	$0.2	$5.9

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	March 31, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$1,846.4	$1,883.2
Receivables, net	824.9	825.0
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.4	3.5
Total settlement assets	$3,667.0	$3,702.9

Payment service obligations	$(3,667.0)	$(3,702.9)

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

The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.8	$—	$2.8
Asset-backed and other securities	—	0.6	0.6
Forward contracts	2.3	—	2.3
Total financial assets	$5.1	$0.6	$5.7
Financial liabilities:
Forward contracts	$0.1	$—	$0.1

December 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.0	$—	$3.0
Asset-backed and other securities	—	0.5	0.5
Forward contracts	0.1	—	0.1
Total financial assets	$3.1	$0.5	$3.6
Financial liabilities:
Forward contracts	$2.2	$—	$2.2
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of the first lien credit facility is estimated using an observable market quotation (Level 2). As of March 31, 2021 and December 31, 2020, the fair value of the first lien credit facility was $633.7 million and $635.3 million, respectively, with a carrying value of $633.7 million and $635.3 million, respectively. The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves. As of March 31, 2021 and December 31, 2020, the fair value of the second lien credit facility was $248.8 million and $254.3 million, respectively, with a carrying value of $254.6 million and $254.6 million, respectively.
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2021 and December 31, 2020.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2021	December 31, 2020
Cash	$1,999.2	$2,076.8
Money market securities	—	2.5
Cash and cash equivalents (1)	1,999.2	2,079.3
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.4	3.5
Total investment portfolio	$2,994.9	$3,074.0
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Residential mortgage-backed securities	$2.5	$0.3	$—	$2.8
Asset-backed and other securities	—	0.6	—	0.6
Total	$2.5	$0.9	$—	$3.4

December 31, 2020
Residential mortgage-backed securities	$2.6	$0.4	$—	$3.0
Asset-backed and other securities	0.2	0.5	(0.2)	0.5
Total	$2.8	$0.9	$(0.2)	$3.5
As of March 31, 2021 and December 31, 2020, 82% and 86%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2021 and 2020, the Company had no realized gains or losses.
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

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its non-U.S. dollar needs and non-U.S. dollar exchange risk arising from its assets and liabilities denominated in non-U.S. dollars. While these contracts may mitigate certain non-U.S. dollar risk, they are not designated as hedges for accounting purposes and will result in gains and losses in the Condensed Consolidated Statements of Operations. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market.
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Net realized non-U.S. dollar loss	$(8.2)	$(3.8)
Net gain from the related forward contracts	6.6	6.3
Net (loss) gain from non-U.S. dollar transactions and related forward contracts	$(1.6)	$2.5
As of March 31, 2021 and December 31, 2020, the Company had $501.5 million and $643.8 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of March 31, 2021 and December 31, 2020, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Forward contracts	"Other assets"	$4.0	$1.0	$(1.7)	$(0.9)	$2.3	$0.1

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Forward contracts	"Accounts payable and other liabilities"	$1.8	$3.1	$(1.7)	$(0.9)	$0.1	$2.2
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2021	December 31, 2020
7.00% first lien credit facility due 2023	$633.7	$635.3
13.00% second lien credit facility due 2024	254.6	254.6
Senior secured credit facilities	888.3	889.9
Unamortized debt issuance costs and debt discounts	(29.5)	(32.1)
Total debt, net	$858.8	$857.8
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
The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under our First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of March 31, 2021, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
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
The asset coverage covenant contained in the First Lien Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $152.8 million and $196.1 million as of March 31, 2021 and December 31, 2020, respectively. The table below summarizes the Revolver Financial Covenants Under the First Lien Credit Agreement, the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of March 31, 2021, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.161 to 1.00, our first lien leverage ratio was 2.527 to 1.00 and our total leverage ratio was 3.542 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Interest cost	$0.5	$0.8
Expected return on plan assets	(0.2)	(0.2)
Amortization of net actuarial loss	0.6	0.5
Net periodic benefit expense	$0.9	$1.1
The Company had nominal net periodic benefit expense for the three months ended March 31, 2021 and 2020, respectively for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2021 or 2020.
Series D Participating Convertible Preferred Stock (the "D Stock") — In 2011, the Company issued 71,282 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock. In 2020, Goldman Sachs converted all of its 71,282 shares of D Stock into 8,910,234 shares of common stock with a par value of $0.01 per share. As of March 31, 2021 and December 31, 2020, the Company had 200,000 shares of D Stock with a par value of $0.01 per share, authorized and none issued.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of March 31, 2021:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2020	162,500,000	72,530,770	(72,517,539)	13,231
Exercise of Ripple Warrants	—	5,948,895	(5,948,895)	—
Release for restricted stock units	—	1,793,754	(1,274,964)	518,790
March 31, 2021	162,500,000	80,273,419	(79,741,398)	532,021

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended March 31,
(Amounts in millions)	2021	2020	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.6	$0.5	"Other non-operating expense"
Total before tax	0.6	0.5
Tax benefit, net	(0.1)	(0.1)
Total reclassified for the period, net of tax	$0.5	$0.4

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	$1.5	$(26.7)	$(38.2)	$(63.4)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	—	(7.2)	0.4	(6.8)
March 31, 2020	$1.6	$(35.3)	$(36.6)	$(70.3)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Stock-based compensation expense	$1.8	$2.0
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2020	277,962	$19.58	1.8 years	$—
Forfeited/Expired	(8,751)	17.17
Options outstanding, vested or expected to vest, and exercisable at March 31, 2021	269,211	$19.66	1.6 years	$—
As of March 31, 2021, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — On February 24, 2021, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.

The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2020	5,158,235	$2.62	0.95 years	$28.2
Granted	1,495,575	5.49
Vested and converted to shares	(1,795,796)	3.31
Forfeited	(546,259)	2.29
Restricted stock units outstanding at March 31, 2021	4,311,755	$3.36	1.42 years	$28.3
Restricted stock units vested and deferred at March 31, 2021	215,021	$3.37		$1.4
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Weighted-average grant-date fair value of restricted stock units vested during the period	$5.9	$6.9
Total intrinsic value of vested and converted shares	$12.4	$2.5
As of March 31, 2021, the Company's outstanding restricted stock units had unrecognized compensation expense of $12.6 million with a remaining weighted-average vesting period of 1.9 years.

Note 11 — Income Taxes

For the three months ended March 31, 2021, the Company recognized an income tax expense of $0.5 million on a pre-tax loss of $14.9 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in valuation allowance, U.S. taxation of foreign earnings and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the liability for unrecognized tax benefits was $19.7 million for both periods, exclusive of interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $19.7 million as of March 31, 2021. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the Company's accrual for interest and penalties increased by $0.2 million and $0.3 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had a liability of $9.6 million and $9.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's litigation related to its securities losses discussed in more detail in Note 12 — Commitments and Contingencies, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of March 31, 2021, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Letters of Credit — At March 31, 2021, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $57.0 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020, a nominal charge was recorded for legal proceedings in "Transaction and operations support" in the Condensed Consolidated Statements of Operations.

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
Shareholder Derivative Litigation — On February 19 and 20, 2019, two virtually identical shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas. The suits, which were consolidated, purport to assert claims derivatively on behalf of MoneyGram against MoneyGram’s directors and certain of its executive officers for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and for common-law breach of fiduciary duty and unjust enrichment. The complaints asserted that the individual defendants caused MoneyGram to make material misstatements regarding MoneyGram's compliance with the stipulated order and DPA described below and breached their fiduciary duties in connection with MoneyGram's compliance programs. The lawsuit sought unspecified damages, equitable relief, interest and costs and attorneys' fees. On February 24, 2020, the United States District for the Northern District of Texas entered an agreed final judgment dismissing the consolidated case. On December 28, 2019, another MoneyGram shareholder filed a putative derivative action suit in the Court of Chancery of the State of Delaware, New Castle County, against certain of MoneyGram's officers and directors. The Delaware suit asserts claims for breach of fiduciary duty and other common law theories and seeks unspecified damages on behalf of MoneyGram based on allegations that the individual defendants failed to take appropriate actions to prevent or remedy noncompliance with the stipulated order and DPA described below. On December 31, 2020, the Court of Chancery granted the motion to dismiss filed by MoneyGram and the individual defendants, holding that the complaint failed to plead particularized facts showing a substantial likelihood that MoneyGram’s directors acted in bad faith. The Court of Chancery entered a judgment of dismissal with prejudice on January 25, 2021. No appeal has been filed.
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
Class Action Securities Litigation Relating to XRP Cryptocurrency — On March 1, 2021, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California against MoneyGram and certain of its executive officers. A second substantially similar putative class action was filed March 10, 2021 in the same court. The lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and allege that MoneyGram made material misrepresentations regarding its business relationship with Ripple Labs, Inc. (“Ripple”) and MoneyGram’s use of Ripple’s XRP cryptocurrency. The lawsuits seek unspecified damages, equitable relief, interest and costs and attorneys' fees. On April 8, 2021, by agreement of the parties, the court consolidated the two lawsuits and transferred the consolidated action to the United States District Court for the Northern District of Texas, where the case remains pending. The Company believes the case is without merit and is vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the above class actions, derivative actions and Section 220 requests.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations or cash flows.
Government Investigations:
OFAC — In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") sanctions regulations. We notified OFAC of the internal investigation, which was conducted in conjunction with the Company's outside counsel. On March 28, 2017, we filed a Voluntary Self-Disclosure with OFAC regarding the findings of our internal investigation. On April 21, 2021, the Company entered into a settlement agreement with OFAC to settle all pending matters, which included a nominal payment by the Company to OFAC. In assessing this nominal penalty, OFAC acknowledged several mitigating factors including that MoneyGram discovered and voluntarily disclosed the apparent violations as part of its ongoing efforts to improve its compliance program, MoneyGram’s remedial actions, significant investments in compliance-related functions and MoneyGram’s cooperation with OFAC’s investigation.
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
Under the Agreements, as amended, the Company agreed to, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million was paid in April 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC is required under the Agreements. If the Company fails to comply with the Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or regulatory consequences which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
On May 4, 2021, the Company, along with the Government filed the Joint Status Report with the United States District Court for the Middle District of Pennsylvania regarding the status of the DPA, as amended, previously entered into among the parties.
In the Joint Status Report, the parties confirmed that MoneyGram has satisfied its financial obligations under the DPA and that, pursuant to the terms of the DPA, the independent compliance monitor has certified to MoneyGram and the Government that MoneyGram’s anti-fraud and anti-money laundering compliance program, including its policies and procedures, are reasonably designed and implemented to detect and prevent fraud and money laundering and to comply with the Bank Secrecy Act.
In addition, the Joint Status Report states that on May 10, 2021, MoneyGram, through its Chief Executive Officer and Chief Compliance Officer, intends to certify to the United States that the Company has fulfilled its obligations under the DPA, and that after the United States receives the required certifications from MoneyGram, and provided that the Company has otherwise complied with the DPA, the Government will move to dismiss the matter underlying the DPA within 45 days of May 10, 2021.
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

CFPB — On February 12, 2020, the Company received a Report of Examination ("ROE") from the Consumer Financial Protection Bureau ("CFPB") stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB's Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided MoneyGram with a Notice and Opportunity to Respond and Advise (“NORA”) letter, documenting the CFPB’s intent to take legal action against MoneyGram based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act and the Consumer Financial Protection Act. MoneyGram provided the CFPB with its written response to the NORA letter on March 17, 2021. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram disagrees with many of the U.S. Tax Court's findings and filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. The matter is currently pending in the Fifth Circuit and oral arguments were held before a Fifth Circuit panel of judges on March 1, 2021.
Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The November 2016 Fifth Circuit decision to remand the case back to the Tax Court did not change the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of March 31, 2021.
Pending the ultimate outcome of the Tax Court proceeding, the Company may be required to file amended state returns and make additional cash payments up to $21.4 million for various state taxes on amounts that have previously been accrued. The Company filed a Notice of Appeal to the Fifth Circuit on February 21, 2020, and has not yet received a decision on the matter.

Note 13 — Loss Per Common Share

For all periods in which they are outstanding, the shares of D Stock and the second lien warrants are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the shares of D Stock are deemed a common stock equivalent and the second lien warrants are considered outstanding common shares.
The following table summarizes the weighted-average share amounts used in calculating loss per common share:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Basic and diluted common shares outstanding	79.6	77.4
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
The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Shares related to stock options	0.3	0.4
Shares related to restricted stock units	4.8	2.8
Shares related to Ripple Warrants	4.3	6.0
Shares excluded from the computation	9.4	9.2

Note 14 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10% of total revenue. For the three months ended March 31, 2021 and 2020, Walmart accounted for 12% and 14%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Global Funds Transfer revenue
Money transfer revenue	$285.4	$255.9
Bill payment revenue	10.8	13.4
Total Global Funds Transfer revenue	296.2	269.3
Financial Paper Products revenue
Money order revenue	10.4	12.1
Official check revenue	3.5	9.5
Total Financial Paper Products revenue	13.9	21.6
Total revenue	$310.1	$290.9
The following table is a summary of the gross profit by segment:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Global Funds Transfer gross profit	$131.1	$118.0
Financial Paper Products gross profit	13.7	18.5
Total gross profit	$144.8	$136.5

The following table is a summary of the operating income by segment and detail of the loss before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Global Funds Transfer operating income	$6.0	$6.7
Financial Paper Products operating income	2.5	7.0
Total segment operating income	8.5	13.7
Other operating loss	(0.1)	(0.6)
Total operating income	8.4	13.1
Interest expense	22.3	23.8
Other non-operating expense	1.0	1.1
Loss before income taxes	$(14.9)	$(11.8)

The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2021	December 31, 2020
Global Funds Transfer	$1,370.7	$1,397.2
Financial Paper Products	3,182.5	3,247.4
Other	34.4	29.5
Total assets	$4,587.6	$4,674.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Global Funds Transfer revenue
Money transfer fee revenue	$279.2	$251.5
Bill payment services fee revenue	10.8	13.4
Other revenue	6.2	4.4
Total Global Funds Transfer fee and other revenue	296.2	269.3
Financial Paper Products revenue
Money order fee revenue	1.7	2.0
Official check outsourcing services fee revenue	1.8	2.0
Other revenue	8.4	7.5
Total Financial Paper Products fee and other revenue	11.9	11.5
Investment revenue	2.0	10.1
Total revenue	$310.1	$290.9

Timing of revenue recognition:
Services and products transferred at a point in time	$291.7	$266.9
Products transferred over time	1.8	2.0
Total revenue from services and products	293.5	268.9
Investment revenue	2.0	10.1
Other revenue	14.6	11.9
Total revenue	$310.1	$290.9
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

Note 16 — Related Parties

On March 7, 2021, the Company and Ripple signed an agreement to terminate, effective immediately, the commercial agreement between the parties that was originally entered into in June of 2019. The Company had ceased transacting under the commercial agreement in early December 2020. The Company did not resume transacting under the commercial agreement from that period through the termination date and as such, will not receive any market development fees in 2021.

Note 17 — Subsequent Events

DPA — On May 4, 2021, the Company, along with the Government filed a Joint Status Report (the “Joint Status Report”) with the United States District Court for the Middle District of Pennsylvania regarding the status of the DPA, as amended, previously entered into among the parties.
In the Joint Status Report, the parties confirmed that MoneyGram has satisfied its financial obligations under the DPA and that, pursuant to the terms of the DPA, the independent compliance monitor has certified to MoneyGram and the Government that MoneyGram’s anti-fraud and anti-money laundering compliance program, including its policies and procedures, are reasonably designed and implemented to detect and prevent fraud and money laundering and to comply with the Bank Secrecy Act.
In addition, the Joint Status Report states that on May 10, 2021, MoneyGram, through its Chief Executive Officer and Chief Compliance Officer, intends to certify to the United States that the Company has fulfilled its obligations under the DPA, and that after the United States receives the required certifications from MoneyGram, and provided that the Company has otherwise complied with the DPA, the Government will move to dismiss the matter underlying the DPA within 45 days of May 10, 2021.
OFAC — On April 21, 2021, the Company entered into a settlement agreement with OFAC to settle all pending matters, which included a nominal payment by the Company to OFAC. In assessing this nominal penalty, OFAC acknowledged several mitigating factors including that MoneyGram discovered and voluntarily disclosed the apparent violations as part of its ongoing efforts to improve its compliance program, MoneyGram’s remedial actions, significant investments in compliance-related functions, and MoneyGram’s cooperation with OFAC’s investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various risks and factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, kiosks, or any one of the hundreds of thousands of agent locations in over 200 countries and territories, with 94 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through third-party agents and through our direct-to-consumer digital business. Third-party agents include retail chains, independent retailers, post offices and financial institutions. Digital solutions include moneygram.com, mobile solutions, virtual agents, account deposit and wallets, card solutions such as Visa Direct and kiosk-based services. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 410,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 92% of total revenue for the three months ended March 31, 2021. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S. Corporate expenses that are not related to our segments’ performance are excluded from operating income for Global Funds Transfer and Financial Paper Products segments.
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
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation has been different on a country by country basis. The impact of COVID-19 in 2021 and beyond will depend on the duration and severity of economic conditions resulting from the crisis, its impact on public health, public policy actions, expansion and duration of returns to lockdowns and shelter-in-place orders by governments, new initiatives undertaken by the Company and changes in consumer behavior over the long term.

We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key agents or disruptions related to our contractual counterparties that might arise as a result of COVID-19. While we have not experienced material disruptions in our service offerings aside from temporary agent location closures, it is possible that further disruptions could occur as the pandemic continues. We cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
Business Environment and Recent Developments
MoneyGram reported positive developments as it nears the end of the term of its DPA. On May 4, 2021, the Company, along with the Government filed the Joint Status Report with the United States District Court for the Middle District of Pennsylvania regarding the status of the DPA, as amended, previously entered into among the parties.
In the Joint Status Report, the parties confirmed that MoneyGram has satisfied its financial obligations under the DPA and that, pursuant to the terms of the DPA, the independent compliance monitor has certified to MoneyGram and the Government that MoneyGram’s anti-fraud and anti-money laundering compliance program, including its policies and procedures, are reasonably designed and implemented to detect and prevent fraud and money laundering and to comply with the Bank Secrecy Act.
In addition, the Joint Status Report states that on May 10, 2021, MoneyGram, through its Chief Executive Officer and Chief Compliance Officer, intends to certify to the United States that the Company has fulfilled its obligations under the DPA, and that after the United States receives the required certifications from MoneyGram, and provided that the Company has otherwise complied with the DPA, the Government will move to dismiss the matter underlying the DPA within 45 days of May 10, 2021.
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
As of March 31, 2021, the Company had digital capabilities through which consumers can send and receive money in 94 countries around the world. Digital revenue for the three months ended March 31, 2021 was $60.4 million, or 21% of money transfer revenue, compared to $34.1 million or 13% for the same period in the prior year. Total digital money transfer transactions represented 31% and 19% of money transfer transactions for the three months ended March 31, 2021 and 2020, respectively.
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
On January 19, 2021, Walmart informed us of a new agreement that would enable Western Union money transfer, bill payment and money order services at U.S. Walmart locations. For the three months ended March 31, 2021, Walmart international marketplace represented less than 9% of total revenue. Currently, it is difficult to predict exactly how Western Union's participation in the Walmart marketplace will impact current transaction volumes and profit margins. Any impact to financial results will depend on a variety of factors including the timing of the rollout of the Western Union products into Walmart Stores, how the products are placed at the point-of-sale and how the competitive price environment develops.
In addition to the changes in the competitive environment, MoneyGram’s global compliance requirements have remained complex, which has affected our top line growth and profit margin in certain markets. We continue to enhance and automate our compliance tools to comply with various government and other regulatory programs around the world, as well as address Corridor-specific risks associated with fraud and money laundering.
On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. The total expected cost of the 2021 Organizational Realignment is approximately $9.7 million, which includes approximately $6.2 million in one-time cash severance expenditures and $3.5 million in real estate-related and other cash expenditures. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately $18.0 million on an annualized basis. The workforce reduction portion of the 2021 Organizational Realignment was substantially completed in the first quarter of 2021 and the Company anticipates related cash expenditures to be substantially paid out by the end of 2021. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.

On March 7, 2021, the Company and Ripple signed an agreement to terminate, effective immediately, the commercial agreement between the parties that was originally entered into in June of 2019. The Company had ceased transacting under the commercial agreement in early December 2020. The Company did not resume transacting under the commercial agreement from that period through the termination date and as such, will not receive any market development fees in 2021.
Anticipated Trends
This discussion of trends expected to impact our business in 2021 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risks Factors of our 2020 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2021, MoneyGram focused on positioning the Company to better compete by building and expanding customer-direct capabilities, accelerating digital growth, expanding through partnerships, and modernizing operations.
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
In the first quarter of 2021, the Company announced the following:
•The expansion of our Visa Direct relationship through Checkout.com. The new partnership provides our consumers with near real-time deposit capabilities to Visa debit card holders in 25 countries and 575 Corridors.
•The launch of a real-time peer-to-peer payment solution to Vietnam with our partnership with Visa, Sacombank and other leading bank across the country, enabling customers to transfer money from the United States, United Kingdom and 18 European countries.
•A five-year extension to our partnership with Ooredoo Qatar, the leading telecommunications operator in Qatar. The renewal enables MoneyGram customers to continue to send money in near real-time to family and friends through Ooredoo Money Wallet, a virtual account that allows customers to easily deposit, access or withdraw money.
•We signed an agreement to launch our leading international money transfer capabilities on Pay+, a mobile wallet powered by Ooredoo Oman and the National Bank of Oman. This partnership will give customers the ability to use the mobile wallet to transfer money in near real-time with access to the MoneyGram global distribution network.
•The launch of MoneyGram as a Service, a new business line that enables other companies to access its leading global money transfer network through its powerful API-driven infrastructure and best-in-class technology. With this launch, enterprise customers can now leverage the Company's core capabilities as productized service offerings to meet their various business needs and quickly add services and scale.
We expect pricing pressure and competition to be continuous challenges through 2021. Currency volatility, liquidity pressure on central banks, immigration limitations, and pressure on labor markets in specific countries may also continue to impact our business.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our Financial Paper Products, is dependent on the prevailing interest rate environment in the United States. The Company would see a positive impact on its investment revenue if U.S. interest rates rise, and conversely, a negative impact if interest rates decline.

Financial Measures and Key Metrics
This Quarterly Report on Form 10-Q includes financial information prepared in accordance with U.S. GAAP as well as certain non-GAAP financial measures that we use to assess our overall performance.
U.S. GAAP Measures — We utilize certain financial measures prepared in accordance with U.S. GAAP to assess the Company's overall performance. These measures include fee and other revenue, commissions and other fee expense, fee and other revenue less commissions, gross profit, operating income and operating margin.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020	% Change
Revenue
Fee and other revenue	$308.1	$280.8	10%
Investment revenue	2.0	10.1	(80)%
Total revenue	310.1	290.9	7%
Cost of revenue
Commissions and other fee expense	149.9	143.2	5%
Investment commissions expense	0.2	3.0	(93)%
Direct transaction expense	15.2	8.2	85%
Total cost of revenue	165.3	154.4	7%
Gross profit	144.8	136.5	6%
Operating expenses
Compensation and benefits	62.2	53.4	16%
Transaction and operations support	43.4	38.0	14%
Occupancy, equipment and supplies	15.5	14.9	4%
Depreciation and amortization	15.3	17.1	(11)%
Total operating expenses	136.4	123.4	11%
Operating income	8.4	13.1	(36)%
Other expenses
Interest expense	22.3	23.8	(6)%
Other non-operating expense	1.0	1.1	(9)%
Total other expenses	23.3	24.9	(6)%
Loss before income taxes	(14.9)	(11.8)	26%
Income tax expense	0.5	9.7	(95)%
Net loss	$(15.4)	$(21.5)	(28)%

Revenues
The following table is a summary of the Company's revenues:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	Percent of Total Revenue	2020	Percent of Total Revenue
Global Funds Transfer fee and other revenue	$296.2	95%	$269.3	93%
Financial Paper Product fee and other revenue	11.9	4%	11.5	4%
Investment revenue	2.0	1%	10.1	3%
Total revenue	$310.1	100%	$290.9	100%
For the three months ended March 31, 2021, total revenue increased by $19.2 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.
Cost of Revenue
The following table is a summary of the cost of revenue:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	Percent of Total Revenue	2020	Percent of Total Revenue
Commissions and other fee expense	$149.9	48%	$143.2	49%
Investment commissions expense	0.2	—%	3.0	1%
Direct transaction expense	15.2	5%	8.2	3%
Total cost of revenue	$165.3	53%	$154.4	53%
For the three months ended March 31, 2021, total cost of revenue increased by $10.9 million due to an increase in commissions and direct transaction expenses which are discussed in the "Segments Results" section below.
Operating Expenses
The following table is a summary of the operating expenses:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	Percent of Total Revenue	2020	Percent of Total Revenue
Compensation and benefits	$62.2	20%	$53.4	18%
Transaction and operations support	43.4	14%	38.0	13%
Occupancy, equipment and supplies	15.5	5%	14.9	5%
Depreciation and amortization	15.3	5%	17.1	6%
Total operating expenses	$136.4	44%	$123.4	42%
For the three months ended March 31, 2021, total operating expenses increased by $13.0 million. See the "Segments Results" section below for more information.
Compensation and Benefits
For the three months ended March 31, 2021, compensation and benefits increased by $8.8 million primarily driven by severance expenses.
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

For the three months ended March 31, 2021, transaction and operations support increased by $5.4 million primarily due to the elimination of the $12.1 million net benefit from Ripple market development fees generated for the same period in the prior year due to the halting of transactions under the commercial agreement with Ripple effective early December 2020.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. For the three months ended March 31, 2021, occupancy, equipment and supplies expense remained relatively flat.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. For three months ended March 31, 2021, depreciation and amortization decreased by $1.8 million primarily due to a decrease in agent signage.
Segments Results
Global Funds Transfer
The following table sets forth our Global Funds Transfer segment results of operations for the three months ended March 31, 2021:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020	2021 vs 2020
Money transfer revenue	$285.4	$255.9	$29.5
Bill payment revenue	10.8	13.4	(2.6)
Total Global Funds Transfer revenue	$296.2	$269.3	$26.9

Commissions and other fee and direct transaction expenses	$165.1	$151.3	$13.8
Money Transfer Revenue
For the three months ended March 31, 2021, money transfer revenue increased by $29.5 million, primarily due to an increase in money transfer transaction volume driven by the growth of our Digital Channel and the impact of foreign exchange rates, partially offset by the decrease in fees per transaction.
Bill Payment Revenue
For the three months ended March 31, 2021, bill payment revenue decreased by $2.6 million, or 19%, due to increased competition in the Walmart marketplace and continued impact of the COVID-19 pandemic.
Commissions and Other Fee Expense
For the three months ended March 31, 2021, commissions and other fee expense of $149.9 million, increased by $6.7 million, primarily due to an increase in walk-in money transfer services as restrictions on mobility eased.
Direct Transaction Expense
For the three months ended March 31, 2021, direct transaction expense of $15.2 million, increased by $7.0 million, primarily due to higher volumes in transactions associated with our Digital Channel.

Financial Paper Products
The following table sets forth our Financial Paper Products segment results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2021	2020	2021 vs 2020
Money order revenue	$10.4	$12.1	$(1.7)
Official check revenue	3.5	9.5	(6.0)
Total Financial Paper Products revenue	$13.9	$21.6	$(7.7)

Investment commissions expense	$0.2	$3.1	$(2.9)
For the three months ended March 31, 2021, Financial Paper Products revenue decreased by $7.7 million, or 36%, primarily due to a decline in investment revenue as a result of substantially lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic.
For the three months ended March 31, 2021, commissions expense for Financial Paper Products decreased by 94%, due to the decline in investment commissions expense driven by lower interest rates.
Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020	2021 vs 2020
Operating income:
Global Funds Transfer	$6.0	$6.7	$(0.7)
Financial Paper Products	2.5	7.0	(4.5)
Total segment operating income	8.5	13.7	(5.2)
Other	(0.1)	(0.6)	0.5
Total operating income	$8.4	$13.1	$(4.7)

Total operating margin	2.7%	4.5%	(1.8)%
Global Funds Transfer	2.0%	2.5%	(0.5)%
Financial Paper Products	18.0%	32.4%	(14.4)%
For the three months ended March 31, 2021, operating income for the Global Funds Transfer and Financial Paper Products segments decreased by $5.2 million, as a result of the factors discussed in the "Segments Results" section above.
For the three months ended March 31, 2021, other operating loss decreased due to ongoing cost-savings initiatives.
Other Expenses
For the three months ended March 31, 2021, total other expenses decreased by $1.6 million, primarily due the decrease in interest expense driven by principal payments on our indebtedness.
Income Taxes

(Amounts in millions)	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$0.5	$9.7

For the three months ended March 31, 2021, the Company recognized an income tax expense of $0.5 million on a pre-tax loss of $14.9 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in valuation allowance, U.S. taxation of foreign earnings and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation. See Note 11 — Income Taxes for additional information related to our unrecognized tax benefits.

EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020	Change
Income (loss) before income taxes	$(14.9)	$(11.8)	$(3.1)
Interest expense	22.3	23.8	(1.5)
Depreciation and amortization	15.3	17.1	(1.8)
Signing bonus amortization	14.3	12.5	1.8
EBITDA	37.0	41.6	(4.6)
Significant items impacting EBITDA:
Restructuring and reorganization costs	5.9	0.5	5.4
Direct monitor costs	3.8	4.8	(1.0)
Stock-based, contingent and incentive compensation	1.8	2.0	(0.2)
Compliance enhancement program	1.1	2.0	(0.9)
Severance and related costs	0.2	0.2	—
Legal and contingent matters	0.1	0.4	(0.3)
Adjusted EBITDA	$49.9	$51.5	$(1.6)

Adjusted EBITDA change, as reported	(3)%
Adjusted EBITDA change, constant currency adjusted	(11)%

Adjusted EBITDA	$49.9	$51.5	$(1.6)
Cash payments for interest	(11.9)	(17.6)	5.7
Cash payments for taxes, net of refunds	2.7	(2.1)	4.8
Cash payments for capital expenditures	(11.2)	(10.1)	(1.1)
Cash payments for agent signing bonuses	(13.0)	(25.0)	12.0
Adjusted Free Cash Flow	$16.5	$(3.3)	$19.8
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

(Amounts in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$152.8	$196.1
Settlement assets:
Settlement cash and cash equivalents	1,846.4	1,883.2
Receivables, net	824.9	825.0
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.4	3.5
Total settlement assets	$3,667.0	$3,702.9

Payment service obligations	$(3,667.0)	$(3,702.9)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2021, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $3.0 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.4 million of available-for-sale investments as of March 31, 2021. U.S. government agency residential mortgage-backed securities comprise $2.8 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.6 million.

Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2021	December 31, 2020
7.00% first lien credit facility due 2023	$633.7	$635.3
13.00% second lien credit facility due 2024	254.6	254.6
Senior secured credit facilities	888.3	889.9
Unamortized debt issuance costs and debt discounts	(29.5)	(32.1)
Total debt, net	$858.8	$857.8
As of March 31, 2021, the Company had no borrowings and nominal outstanding letters of credit under its revolving credit facility and had $34.9 million of availability. The First Lien Credit Agreement provides that in the event the Company's cash balance exceeds $130.0 million at the end of any month, the Company would be required to use such excess cash to pay any outstanding obligations to the revolving lenders under the First Lien Revolving Credit Facility, and that the Company may not draw on the First Lien Revolving Credit Facility to the extent that the Company would have a cash balance in excess of $130.0 million after giving effect to such borrowing. As of March 31, 2021, the Company had cash and cash equivalents of $152.8 million. The effective interest rate on the First Lien Credit Facility remained flat and was 7.00% as of March 31, 2021 and December 31, 2020. See Note 7 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of March 31, 2021, our credit ratings from Moody's and S&P were B3 with a negative outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2021	2020	2021 vs 2020
Net cash used in operating activities	$(26.9)	$(26.4)	$(0.5)
Net cash used in investing activities	(11.2)	(10.1)	(1.1)
Net cash (used in) provided by financing activities	(5.2)	20.7	(25.9)
Net change in cash and cash equivalents	$(43.3)	$(15.8)	$(27.5)
Cash Flows from Operating Activities
For the three months ended March 31, 2021, net cash used in operating cash activities remained relatively flat.
Cash Flows from Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities increased, primarily due to an increase in capital expenditures.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities increased, primarily due to no borrowings on our First Lien Revolving Credit Facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2021. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2020 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2020. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in the Company's 2020 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 12 — Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
The following risk factor disclosures should be read in conjunction with the risk factors described in the Company's 2020 Form 10-K and subsequent periodic filings with the SEC. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:
An “ownership change” could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards. We have entered into a Rights Plan to reduce the likelihood of an ownership change, but if the preferred share purchase rights were to be exercised pursuant to the Rights Plan, the market price of our common stock could be materially and adversely affected.
Federal tax laws impose restrictions on the utilization of net operating loss (“NOL”) carryforwards and other tax attributes in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code (“Section 382”). A corporation generally will experience an “ownership change” if the percentage of the corporation’s stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points over their lowest ownership percentage within the “testing period” as defined in Section 382, which is generally a rolling three-year period. Under Section 382, if a corporation undergoes an “ownership change,” such corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While the Company has not experienced an “ownership change,” future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.
Accordingly, we have adopted a Tax Benefits Preservation Plan, dated as of July 28, 2020 (the “Rights Plan”), designed to reduce the risk that our ability to use our NOL carryforwards and other tax attributes would become subject to limitations by reason of the Company experiencing an “ownership change.” The Rights Plan is designed to reduce the likelihood that we will experience an “ownership change” under Section 382 by (i) discouraging any person or group of persons from acquiring beneficial ownership of more than 4.95% of our Company Stock, which is defined in the Rights Plan and includes, among other things, our common stock and currently outstanding warrants, and (ii) discouraging any existing shareholder beneficially holding 4.95% or more of our Company Stock at the time the Rights Plan was adopted from acquiring any additional shares of Company Stock.
Under the terms of the Rights Plan, an Acquiring Person, as defined in the Rights Plan, that acquires or obtains the right to acquire beneficial ownership of 4.95% or more of our Company Stock could suffer substantial dilution of its ownership interest. In addition, if the preferred share purchase rights issued pursuant to the Rights Plan were exercised, the market price of our common stock could be materially and adversely affected. Moreover, sales in the public market of any shares of our common stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our common stock. These issuances may also cause our per share net income, if any, to decrease in future periods.
Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect our NOL utilization, we cannot provide assurance that these restrictions on transferability will prevent all transfers that could result in such an “ownership change.”

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

10.1*	Form of MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 Executive Officer Performance-Based Cash Award Agreement.
10.2*	Form of MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 Executive Officer Time-Based Restricted Stock Unit Award Agreement.
10.3*	Form of MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 Executive Officer Performance-Based Restricted Stock Unit Award Agreement.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following materials from MoneyGram's Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders' Deficit, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 7, 2021	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)