Form 10-Q
period 2021-06-30
MONEYGRAM INTERNATIONAL INC
filed 2021-07-30
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2021.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2021, 91,505,949 shares of common stock, $0.01 par value, were outstanding.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Quarterly Report on Form 10-Q and is not a complete list of all the defined terms used herein.

Abbreviation	Term
Amended DPA	Amendment to and Extension of Deferred Prosecution Agreement
API	Application Programming Interface
ATM Program	At-the-market equity offering program
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through the Company's direct-to-consumer digital business, MoneyGram Online, through digital partnerships, or end in an account deposit, wallet or card solution such as the Visa Direct program
DPA	Deferred Prosecution Agreement
GFT	Global Funds Transfer
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPA	U.S. Attorney's Office for the Middle District of Pennsylvania
MGO	MoneyGram Online (our direct-to-consumer business)
Moody's	Moody's Investor Service
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
ROE	Report of Examination
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania

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
•our high degree of leverage and substantial debt service obligations, and our ability to comply with the requirements under our debt agreements;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$117.0	$196.1
Settlement assets	3,607.2	3,702.9
Property and equipment, net	138.9	148.1
Goodwill	442.2	442.2
Right-of-use assets	54.3	55.1
Other assets	113.4	129.7
Total assets	$4,473.0	$4,674.1
LIABILITIES
Payment service obligations	$3,607.2	$3,702.9
Debt, net	766.1	857.8
Pension and other postretirement benefits	74.2	74.5
Lease liabilities	58.3	59.1
Accounts payable and other liabilities	135.4	216.8
Total liabilities	4,641.2	4,911.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 91,153,786 and 72,530,770 shares issued, 90,613,561 and 72,517,539 shares outstanding at June 30, 2021 and December 31, 2020, respectively	0.9	0.7
Additional paid-in capital	1,396.7	1,296.0
Retained loss	(1,501.9)	(1,475.3)
Accumulated other comprehensive loss	(60.2)	(58.4)
Treasury stock: 540,225 and 13,231 shares at June 30, 2021 and December 31, 2020, respectively	(3.7)	—
Total stockholders' deficit	(168.2)	(237.0)
Total liabilities and stockholders' deficit	$4,473.0	$4,674.1
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2021	2020	2021	2020
REVENUE
Fee and other revenue	$327.3	$275.5	$635.4	$556.3
Investment revenue	2.0	4.3	4.0	14.4
Total revenue	329.3	279.8	639.4	570.7
COST OF REVENUE
Commissions and other fee expense	161.3	141.4	311.2	284.6
Investment commissions expense	0.2	0.2	0.4	3.2
Direct transaction expense	16.2	11.3	31.4	19.5
Total cost of revenue	177.7	152.9	343.0	307.3
GROSS PROFIT	151.6	126.9	296.4	263.4
OPERATING EXPENSES
Compensation and benefits	59.0	53.2	121.2	106.6
Transaction and operations support	40.3	21.3	83.7	59.3
Occupancy, equipment and supplies	16.3	14.2	31.8	29.1
Depreciation and amortization	14.1	16.2	29.4	33.3
Total operating expenses	129.7	104.9	266.1	228.3
OPERATING INCOME	21.9	22.0	30.3	35.1
Other expenses
Interest expense	22.5	22.7	44.8	46.5
Loss on early extinguishment of debt	10.3	—	10.3	—
Other non-operating expense	0.8	1.2	1.8	2.3
Total other expenses	33.6	23.9	56.9	48.8
Loss before income taxes	(11.7)	(1.9)	(26.6)	(13.7)
Income tax (benefit) expense	(0.6)	2.7	(0.1)	12.4
NET LOSS	$(11.1)	$(4.6)	$(26.5)	$(26.1)

Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.32)	$(0.34)
Basic and diluted weighted-average outstanding common shares and equivalents used in computing loss per common share	87.2	77.8	83.4	77.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
NET LOSS	$(11.1)	$(4.6)	$(26.5)	$(26.1)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax expense of $0.0 and $0.0 for the three months ended June 30, 2021 and 2020, respectively, and $0.1 and $0.0 for the six months ended June 30, 2021 and 2020, respectively	0.1	(0.3)	0.4	(0.3)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.2 and $0.2 for the three months ended June 30, 2021 and 2020, respectively, and $0.3 and $0.3 for the six months ended June 30, 2021 and 2020, respectively	0.5	0.5	1.0	0.9
Unrealized non-U.S. dollar translation adjustments, net of tax benefit of $0.0 and $0.2 for the three months ended June 30, 2021 and 2020, respectively, and $0.0 and $0.2 for the six months ended June 30, 2021 and 2020, respectively	2.6	2.1	(3.2)	(5.1)
Other comprehensive income (loss)	3.2	2.3	(1.8)	(4.5)
COMPREHENSIVE LOSS	$(7.9)	$(2.3)	$(28.3)	$(30.6)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26.5)	$(26.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29.4	33.3
Signing bonus amortization	29.0	25.1
Change in right-of-use assets	2.7	5.4
Amortization of debt discount and debt issuance costs	5.8	5.8
Loss on early extinguishment of debt	10.3	—
Non-cash compensation and pension expense	5.3	5.9
Signing bonus payments	(22.7)	(29.7)
Change in other assets	5.2	(10.1)
Change in lease liabilities	(3.7)	(7.9)
Change in accounts payable and other liabilities	(79.7)	6.5
Other non-cash items, net	0.2	(0.6)
Net cash (used in) provided by operating activities	(44.7)	7.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(21.2)	(19.9)
Net cash used in investing activities	(21.2)	(19.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(103.2)	(3.2)
Prepayment call premium	(4.0)	—
Proceeds from revolving credit facility	—	23.0
Payments on revolving credit facility	—	(23.0)
Net proceeds from stock issuance	97.6	—
Payments to tax authorities for stock-based compensation	(3.6)	(0.7)
Net cash used in financing activities	(13.2)	(3.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(79.1)	(16.2)
CASH AND CASH EQUIVALENTS—Beginning of year	196.1	146.8
CASH AND CASH EQUIVALENTS—End of period	$117.0	$130.6
Supplemental cash flow information:
Cash payments for interest	$39.0	$34.4
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	0.8	1,297.8	(1,490.8)	(63.4)	(3.6)	(259.2)
Net loss	—	—	(11.1)	—	—	(11.1)
Stock-based compensation activity	—	1.4	—	—	(0.1)	1.3
ATM equity offering	0.1	97.5	—	—	—	97.6
Other comprehensive income	—	—	—	3.2	—	3.2
June 30, 2021	$0.9	$1,396.7	$(1,501.9)	$(60.2)	$(3.7)	$(168.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	183.9	0.7	1,118.8	(1,488.5)	(70.3)	(12.3)	(267.7)
Net loss	—	—	—	(4.6)	—	—	(4.6)
Stock-based compensation activity	—	—	1.5	(1.0)	—	1.0	1.5
Other comprehensive income	—	—	—	—	2.3	—	2.3
June 30, 2020	$183.9	$0.7	$1,120.3	$(1,494.1)	$(68.0)	$(11.3)	$(268.5)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to "MoneyGram," the "Company," "we," "us" and "our" are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: GFT and FPP. The GFT segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: retail and digital. Through our Retail Channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer services through MGO, digital partnerships, direct transfers to bank accounts, mobile wallets and card solutions such as Visa Direct, as part of our Digital Channel. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
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
Impact of COVID-19 Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and resulting government actions taken in response to the virus have caused, and may continue to cause significant economic and business disruption, volatility and financial uncertainty, and a continued significant global economic downturn. This has had, and may continue to have, a negative impact on our workforce, agents, customers, financial markets, consumer spending and credit markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression. Therefore, the Company cannot reasonably estimate the future impact at this time.
There were no other material impacts to our unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2021, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Unaudited Condensed Consolidated Financial Statements in future reporting periods.
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

Recently Issued Accounting Standards and Related Developments Not Yet Adopted — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide, if certain criteria are met, optional expedients and exceptions for applying the U.S. GAAP requirements for contract modifications, hedging relationships and sales or transfers of debt securities that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform through December 31, 2022. The adoption of this ASU is optional and the election can be made anytime during the effective period. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. MoneyGram is currently evaluating the impact of this standard and has not yet determined whether we will elect the optional expedients.
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

Note 2 — Reorganization Costs

In the first quarter of 2021, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute digital and market-specific strategies. The workforce reduction portion of the 2021 Organizational Realignment was completed in the second quarter of 2021 and the Company anticipates related cash expenditures to be substantially paid out by the end of 2021. Costs incurred in the first half of 2021 consisted primarily of one-time termination benefits for employee severance and related costs, which are recorded in "Compensation and benefits" on the Condensed Consolidated Statements of Operations. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.
The following table is a roll-forward of the reorganization costs accrual as of June 30, 2021:

(Amounts in millions)	2021 Organizational Realignment
Balance at December 31, 2020	$—
Expenses	8.0
Cash payments	(6.3)
Balance at June 30, 2021	$1.7

The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses and the estimated remaining reorganization costs to be incurred as of June 30, 2021:

(Amounts in millions)	2021 Organizational Realignment
Cumulative reorganization costs incurred to date in operating expenses	$8.0
Estimated additional reorganization costs to be incurred	1.7
Total reorganization costs incurred and to be incurred	$9.7

The following table is a summary of the total cumulative reorganization costs incurred to date in operating expenses:

(Amounts in millions)	Total
Balance at December 31, 2020	$—
First quarter 2021	5.9
Second quarter 2021	2.1
Total cumulative reorganization costs incurred to date	$8.0

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	June 30, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$1,754.6	$1,883.2
Receivables, net	856.8	825.0
Interest-bearing investments	992.5	991.2
Available-for-sale investments	3.3	3.5
Total settlement assets	$3,607.2	$3,702.9

Payment service obligations	$(3,607.2)	$(3,702.9)

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

The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.7	$—	$2.7
Asset-backed and other securities	—	0.6	0.6
Forward contracts	3.2	—	3.2
Total financial assets	$5.9	$0.6	$6.5
Financial liabilities:
Forward contracts	$0.5	$—	$0.5

December 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.0	$—	$3.0
Asset-backed and other securities	—	0.5	0.5
Forward contracts	0.1	—	0.1
Total financial assets	$3.1	$0.5	$3.6
Financial liabilities:
Forward contracts	$2.2	$—	$2.2
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
The following table provides the carrying value and fair value for the first and second lien credit facilities:

(Amounts in millions)	June 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
First lien credit facility	$632.1	$638.4	$635.3	$635.3
Second lien credit facility	$154.6	$147.4	$254.6	$254.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2021 and December 31, 2020.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2021	December 31, 2020
Cash	$1,871.6	$2,076.8
Money market securities	—	2.5
Cash and cash equivalents (1)	1,871.6	2,079.3
Interest-bearing investments	992.5	991.2
Available-for-sale investments	3.3	3.5
Total investment portfolio	$2,867.4	$3,074.0
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Residential mortgage-backed securities	$2.3	$0.4	$—	$2.7
Asset-backed and other securities	—	0.6	—	0.6
Total	$2.3	$1.0	$—	$3.3

December 31, 2020
Residential mortgage-backed securities	$2.6	$0.4	$—	$3.0
Asset-backed and other securities	0.2	0.5	(0.2)	0.5
Total	$2.8	$0.9	$(0.2)	$3.5
As of June 30, 2021 and December 31, 2020, 82% and 86%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2021 and 2020, the Company had no realized gains or losses.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash (used in) provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Net realized non-U.S. dollar gain (loss)	$1.9	$7.0	$(6.3)	$3.2
Net (loss) gain from the related forward contracts	(1.2)	(4.6)	5.4	1.7
Net gain (loss) from the related forward contracts	$0.7	$2.4	$(0.9)	$4.9
As of June 30, 2021 and December 31, 2020, the Company had $619.8 million and $643.8 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of June 30, 2021 and December 31, 2020, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Forward contracts	"Other assets"	$4.6	$1.0	$(1.4)	$(0.9)	$3.2	$0.1

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Forward contracts	"Accounts payable and other liabilities"	$1.9	$3.1	$(1.4)	$(0.9)	$0.5	$2.2
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2021	December 31, 2020
7.00% first lien credit facility due 2023	$632.1	$635.3
13.00% second lien credit facility due 2024	154.6	254.6
Senior secured credit facilities	786.7	889.9
Unamortized debt issuance costs and debt discounts	(20.6)	(32.1)
Total debt, net	$766.1	$857.8
First Lien Credit Agreement and Revolving Credit Facility — The Company's prior First Lien Credit Agreement, which was in effect during the second quarter of 2021, provided for (a) a senior secured three-year revolving credit facility available for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, and was scheduled to mature on September 30, 2022 (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility").
As of June 30, 2021, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Second Lien Credit Agreement — The Company's prior Second Lien Credit Agreement, which was in effect during the second quarter of 2021, provided for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the "Second Lien Term Credit Facility" and together with the First Lien Credit Facility, the "Existing Credit Facilities"). Subject to certain conditions and limitations, the Company was able to elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement was due on June 26, 2024. On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 9 — Stockholders' Deficit. The Company recorded a loss on early extinguishment of debt of $10.3 million which included $4.0 million of prepayment call premium and $6.3 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $3.2 million.
The Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The First Lien Revolving Credit Facility required the Company and its consolidated subsidiaries (w) to maintain a minimum interest coverage ratio, (x) to maintain a minimum asset coverage ratio, (y) to not exceed a maximum first lien leverage ratio and (z) to not exceed a total leverage ratio. The First Lien Credit Facility required the Company to not exceed a maximum first lien leverage ratio of 4.00:1.00 and the Second Lien Credit Facility required the Company to not exceed a maximum secured leverage ratio of 5.50:1.00, commencing September 30, 2019.
The asset coverage covenant contained in the First Lien Credit Agreement required the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. The Company's assets in excess of payment service obligations used for the asset coverage calculation were $117.0 million and $196.1 million as of June 30, 2021 and December 31, 2020, respectively. The table below summarizes the Revolver Financial Covenants Under the First Lien Credit Agreement, the interest coverage, first lien and total leverage ratio covenants, which are calculated based on the four-fiscal quarter period ending on each quarter end through the maturity of the First Lien Credit Facility:

	Interest Coverage Minimum Ratio	First Lien Leverage Ratio Not to Exceed	Total Leverage Ratio Not to Exceed
January 1, 2021 through maturity	2.50:1	3.000:1	4.500:1
As of June 30, 2021, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.168 to 1.00, our first lien leverage ratio was 2.529 to 1.00 and our total leverage ratio was 3.147 to 1.00. We continuously monitor our compliance with our debt covenants.
The Credit Facilities were subsequently terminated and refinanced effective July 21, 2021, with lower interest rates and more favorable terms and conditions. See Note 17 — Subsequent Events for further details.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Interest cost	$0.5	$0.7	$1.0	$1.5
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of net actuarial loss	0.7	0.6	1.3	1.1
Net periodic benefit expense	$1.0	$1.1	$1.9	$2.2
The Company had nominal net periodic benefit expense for the three and six months ended June 30, 2021 and 2020 for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — On June 7, 2021, MoneyGram announced its at-the-market equity offering program which provided for the offer and sale, from time to time, of shares of its common stock having an aggregate sales price of up to $100.0 million (the "ATM Program"). On June 18, 2021, MoneyGram completed the ATM Program by selling $99.8 million, or 10.4 million shares, at an average price per share of $9.56, resulting in total net proceeds to the Company of $97.6 million. No dividends were paid during the three and six months ended June 30, 2021 or 2020.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of June 30, 2021:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2020	162,500,000	72,530,770	72,517,539	13,231
ATM equity offering	—	10,441,111	10,441,111	—
Exercise of Ripple Warrants	—	5,948,895	5,948,895	—
Release for restricted stock units	—	2,233,010	1,706,016	526,994
June 30, 2021	162,500,000	91,153,786	90,613,561	540,225

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.7	$0.7	$1.3	$1.2	"Other non-operating expense"
Total before tax	0.7	0.7	1.3	1.2
Tax benefit, net	(0.2)	(0.2)	(0.3)	(0.3)
Total reclassified for the period, net of tax	$0.5	$0.5	$1.0	$0.9
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	1.5	(26.7)	(38.2)	(63.4)
Other comprehensive income before reclassification	0.1	2.6	—	2.7
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive income	0.1	2.6	0.5	3.2
June 30, 2021	$1.6	$(24.1)	$(37.7)	$(60.2)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	—	(7.2)	0.4	(6.8)
March 31, 2020	1.6	(35.3)	(36.6)	(70.3)
Other comprehensive income before reclassification	(0.3)	2.1	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive (loss) income	(0.3)	2.1	0.5	2.3
June 30, 2020	$1.3	$(33.2)	$(36.1)	$(68.0)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Stock-based compensation expense	$1.5	$1.6	$3.3	$3.6
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2020	277,962	$19.58	1.8 years	$—
Forfeited/Expired	(27,501)	25.81
Options outstanding, vested or expected to vest, and exercisable at June 30, 2021	250,461	$18.89	1.3 years	$—
As of June 30, 2021, the Company had no unrecognized stock option expense related to outstanding options.
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
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2020	5,158,235	$2.62	0.95 years	$28.2
Granted	1,887,093	5.51
Vested	(2,310,355)	2.96
Forfeited	(493,281)	2.31
Restricted stock units outstanding at June 30, 2021	4,241,692	$3.75	1.34 years	$42.8
Restricted stock units vested and deferred at June 30, 2021	215,021	$3.37		$2.2
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.7	$0.3	$6.6	$7.2
Total intrinsic value of vested and converted shares	$2.9	$0.2	$15.3	$2.7
As of June 30, 2021, the Company's outstanding restricted stock units had unrecognized compensation expense of $13.0 million with a remaining weighted-average vesting period of 1.9 years.

Note 11 — Income Taxes

For the three months ended June 30, 2021, the Company recognized an income tax benefit of $0.6 million on a pre-tax loss of $11.7 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, state taxes, and an increase in valuation allowance, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation.
For the six months ended June 30, 2021, the Company recognized an income tax benefit of $0.1 million on a pre-tax loss of $26.6 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in valuation allowance, and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation.
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
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the liability for unrecognized tax benefits was $19.7 million for both periods, exclusive of interest and penalties. For the six months ended June 30, 2021 and 2020, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $19.7 million and $18.2 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company's accrual for interest and penalties increased by $0.5 million and $0.6 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had a liability of $9.9 million and $9.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the June 1, 2021 decision reached by the Fifth Circuit and as discussed in more detail in Note 12 — Commitments and Contingencies, the Company expects to settle approximately $21.6 million of state related unrecognized tax benefits, inclusive of interest, with cash over the next 12 months. Additionally, now that the Company has concluded its litigation with the IRS, the Company expects to settle an additional estimated $1.6 million of other state related unrecognized tax benefits with a combination of cash and state net operating loss carryovers that were pending the outcome of this litigation.
On July 28, 2020, the Company's Board of Directors adopted a Tax Benefits Preservation Plan (the "Rights Agreement") which the Company terminated on June 3, 2021.

Note 12 — Commitments and Contingencies

Letters of Credit — At June 30, 2021, the Company had no borrowings and nominal outstanding letters of credit under the First Lien Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $2.0 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021 and 2020, a nominal charge was recorded for legal proceedings in "Transaction and operations support" in the Condensed Consolidated Statements of Operations.

Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the Federal Trade Commission ("FTC") in October 2009 and with the deferred prosecution agreement (the "DPA") that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest and costs and attorneys' fees. The Company believes the case is without merit and is vigorously defending this matter. On May 16, 2019, MoneyGram filed a motion to dismiss which the court has yet to rule upon. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the above class actions and Section 220 books and records requests.
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
On November 8, 2018, the Company announced that it entered into (1) an Amendment to and Extension of Deferred Prosecution Agreement (the "Amended DPA") with the Government and (2) a Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction (the "Consent Order") with the FTC. The motions underlying the Amended DPA and Consent Order focused primarily on the Company's anti-fraud and anti-money laundering programs, including whether the Company had adequate controls to prevent third parties from using its systems to commit fraud. The Amended DPA amended and extended the original DPA entered into on November 9, 2012 by and between the Company and the Government. The DPA, Amended DPA and Consent Order are collectively referred to herein as the "Agreements." On February 25, 2020, the Company entered into an Amendment to and Extension of the DPA Agreement which extended the due date to November 8, 2020 for the final $55.0 million payment due to the Government pursuant to the Amended DPA. On July 24, 2020, the Company entered into the Second Amendment to the Amendment to and Extension of the Deferred Prosecution Agreement

which further extended the due date of the $55.0 million payment to May 9, 2021 and also reduced the frequency of the reporting requirements under the Amended DPA from monthly to quarterly.
Under the Agreements, as amended, the Company agreed to, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million was paid in April 2021, and is to be made available by the Government to reimburse consumers who were the victims of third-party fraud conducted through the Company's money transfer services and (2) continue to retain an independent compliance monitor until May 10, 2021 to review and assess actions taken by the Company under the Agreements to further enhance its compliance program. No separate payment to the FTC was required under the Agreements.
On June 9, 2021, the Government filed an Amended Unopposed Motion to Dismiss that provided additional details about the Company’s satisfaction of its obligations under the DPA and enhancements to the Company’s compliance program. On June 10, 2021, the United States Judge for the Middle District of Pennsylvania signed an Order dismissing the criminal Information with prejudice, which effectively discharged the Government’s criminal case against the Company and officially ended the matter.
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the "NYDFS") related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York-based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and has met with the NYDFS to discuss the matter. The NYDFS did not indicate what, if any, action it intended to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram then filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. Oral arguments were held before a Fifth Circuit panel of judges on March 1, 2021, and the panel affirmed the Tax Court findings on June 1, 2021. As a result of the Fifth Circuit decision, the Company has determined that it is appropriate to file amended state returns which we expect will require the

Company to make additional cash payments estimated to be $21.6 million for various state taxes on amounts that have previously been accrued.
The Company's previous reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Neither the November 2016 Fifth Circuit decision to remand the case back to the Tax Court nor the 2021 Fifth Circuit affirmation of the Tax Court findings changed the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of June 30, 2021.

Note 13 — Loss Per Common Share

For all periods in which they are outstanding, the shares of Series D Participating Convertible Preferred Stock ("D Stock") and the second lien warrants are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the shares of D Stock are deemed a common stock equivalent and the second lien warrants are considered outstanding common shares.
The following table summarizes the weighted-average share amounts used in calculating loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Basic and diluted common shares outstanding	87.2	77.8	83.4	77.6
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
The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Shares related to stock options	0.3	0.4	0.3	0.4
Shares related to restricted stock units	4.1	4.8	4.4	4.0
Shares related to Ripple Warrants	—	6.0	2.2	6.0
Shares excluded from the computation	4.4	11.2	6.9	10.4

Note 14 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: GFT and FPP. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the GFT and FPP segments, that accounts for more than 10% of total revenue. For the three months ended June 30, 2021 and 2020, Walmart accounted for 11% and 14%, respectively, of total revenue, and for the six months ended June 30, 2021 and 2020, Walmart accounted for 12% and 14%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
GFT revenue
Money transfer revenue	$304.9	$253.1	$590.3	$509.0
Bill payment revenue	10.4	10.8	21.2	24.2
Total GFT revenue	315.3	263.9	611.5	533.2
FPP revenue
Money order revenue	10.6	10.8	21.0	22.9
Official check revenue	3.4	5.1	6.9	14.6
Total FPP revenue	14.0	15.9	27.9	37.5
Total revenue	$329.3	$279.8	$639.4	$570.7

The following table is a summary of the gross profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
GFT gross profit	$137.8	$111.2	$268.9	$229.2
FPP gross profit (1)	13.8	15.7	27.5	34.2
Total gross profit	$151.6	$126.9	$296.4	$263.4
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	June 30, 2021	December 31, 2020
GFT	$1,310.7	$1,397.2
FPP	3,136.4	3,247.4
Other	25.9	29.5
Total assets	$4,473.0	$4,674.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
GFT revenue
Money transfer fee revenue	$298.8	$248.0	$578.0	$499.5
Bill payment services fee revenue	10.4	10.9	21.2	24.3
Other revenue	6.1	5.0	12.3	9.4
Total GFT fee and other revenue	315.3	263.9	611.5	533.2
FPP revenue
Money order fee revenue	1.6	1.8	3.3	3.8
Official check outsourcing services fee revenue	1.8	1.7	3.6	3.7
Other revenue	8.6	8.1	17.0	15.6
Total FPP fee and other revenue	12.0	11.6	23.9	23.1
Total fee and other revenue	327.3	275.5	635.4	556.3
Investment revenue	2.0	4.3	4.0	14.4
Total revenue	$329.3	$279.8	$639.4	$570.7

Timing of revenue recognition:
Services and products transferred at a point in time	$310.9	$260.7	$602.6	$527.6
Products transferred over time	1.8	1.7	3.6	3.7
Total revenue from services and products	312.7	262.4	606.2	531.3
Investment revenue	2.0	4.3	4.0	14.4
Other revenue	14.6	13.1	29.2	25.0
Total revenue	$329.3	$279.8	$639.4	$570.7
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

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

Note 17 — Subsequent Events

On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “notes” and such offering, the "notes offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million (the “Revolving Credit Facility”) and, together with the Term Loan, the “New Credit Facilities”).
The proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Existing Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Existing Credit Facilities were terminated.

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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, kiosks, or any one of the hundreds of thousands of agent locations in over 200 countries and territories, with 95 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through our Digital Channel and third-party agents. The Digital Channel includes MGO (our direct-to-consumer business), digital partners, direct transfers to bank accounts, mobile wallets and card solutions such as Visa Direct. Digital revenue for the three months ended June 30, 2021 was $67.9 million, or 22% of money transfer revenue, compared to $46.1 million or 18% for the same period in the prior year. Total digital money transfer transactions represented 33% and 28% of money transfer transactions for the three months ended June 30, 2021 and 2020, respectively. Third-party agents include retail chains, independent retailers, post offices and financial institutions. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 430,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 93% and 92% of total revenue for the three and six months ended June 30, 2021. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all of the regions in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate. Variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity.
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
Recent Developments
On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “notes”) and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million (the “Revolving Credit Facility”) and, together with the Term Loan, the “New Credit Facilities”).
The proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Existing Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Existing Credit Facilities were terminated.
As a result of the implementation of this new long-term financing, we expect our interest expense to decline by approximately $47.0 million on an annualized basis and cash payments for interest to decline by approximately $36.0 million on an annualized basis.
On June 7, 2021, MoneyGram announced the ATM Program which provided for the offer and sale, from time to time, of shares of its common stock having an aggregate sales price of up to $100.0 million. On June 18, 2021, MoneyGram completed the ATM Program by selling $99.8 million, or 10.4 million shares, at an average price per share of $9.56, resulting in total net proceeds to the Company of $97.6 million. On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement and also paid a required $4.0 million prepayment call premium plus accrued interest to the lenders for a total payment of $107.2 million. The Company used all of the $97.6 million in proceeds that it raised plus cash on hand for the debt prepayment.
On June 9, 2021, the Government filed an Amended Unopposed Motion to Dismiss that provided additional details about the Company’s satisfaction of its obligations under the DPA and enhancements to the Company’s compliance program. On June 10, 2021, the US Judge signed an Order dismissing the criminal Information with prejudice, which effectively discharged the Government’s criminal case against the Company and officially ended the matter.
On March 7, 2021, the Company and Ripple signed an agreement to terminate, effective immediately, the commercial agreement between the parties that was originally entered into in June of 2019. The Company had ceased transacting under the commercial agreement in early December 2020. The Company did not resume transacting under the commercial agreement from that period through the termination date and as such, will not receive any future market development fees.
On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. The total expected cost of the 2021 Organizational Realignment is approximately $9.7 million, which includes approximately $6.2 million in one-time cash severance expenditures and $3.5 million in real estate-related and other cash expenditures. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately $18.0 million on an annualized basis. The workforce reduction portion of the 2021 Organizational Realignment was completed in the second quarter of 2021 and the Company anticipates related cash expenditures to be substantially paid out by the end of 2021. The Company’s estimates are based on a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the 2021 Organizational Realignment.
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
In 2021, MoneyGram focused on positioning the Company to better compete by building and expanding customer-direct capabilities, accelerating digital growth, expanding service agreements and modernizing operations.
Through 2021, we believe the industry will continue to see a number of trends: the growth of digital transactions, aggressive pricing strategies, the importance of customer experience, and continuing global economic weakness. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, scale our digital properties, be the preferred partner for agents in cross-border transactions, capture new revenue by monetizing our capabilities and continue to improve the cost structure and efficiency of the Company. In 2021, we will continue to broaden our global digital footprint while continuing to focus on enhancing our direct to account reach and real-time deposit capabilities.
In the second quarter of 2021, the Company announced the following:
•An agreement with Sigue Corporation, a U.S. based transnational P2P and B2B payment company. This agreement enables Sigue's U.S. customer base to access MoneyGram's domestic and international receive network, adding scale to Sigue's existing global footprint.
•An agreement with Coinme Inc., the largest licensed cryptocurrency cash exchange in the U.S., to enable the cash funding and payout of digital currency purchases and sales. This agreement, which utilizes MoneyGram's modern, mobile and API-driven payments platform and Coinme's proprietary cryptocurrency exchange and custody technology, will bring bitcoin to thousands of new point-of-sale locations in the U.S., with plans to expand to select international markets in the second half of 2021.
We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge through 2021. Currency volatility, liquidity pressure on certain central banks, immigration restrictions, and continuing immobility of labor throughout the world may also continue to impact our business.
For our FPP segment, we expect the decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our FPP, is dependent on the prevailing short-term interest rate environment in the United States. The Company would see a positive impact on its investment revenue if U.S. money market rates rise, and conversely, a negative impact if interest rates decline.

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
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with U.S. GAAP and are not necessarily comparable with similarly named metrics of other companies. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. We believe that the non-GAAP financial measures enhance investors' understanding of our business and performance because they are an indicator of the strength and performance of ongoing business operations. The non-GAAP measures are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. They are also used by management in reviewing results of operations, forecasting, allocating resources or establishing employee incentive programs. The following are non-GAAP financial measures we use to assess our overall performance:
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021	2020
Revenue
Fee and other revenue	$327.3	$275.5	$635.4	$556.3
Investment revenue	2.0	4.3	4.0	14.4
Total revenue	329.3	279.8	639.4	570.7
Cost of revenue
Commissions and other fee expense	161.3	141.4	311.2	284.6
Investment commissions expense	0.2	0.2	0.4	3.2
Direct transaction expense	16.2	11.3	31.4	19.5
Total cost of revenue	177.7	152.9	343.0	307.3
Gross profit	151.6	126.9	296.4	263.4
Operating expenses
Compensation and benefits	59.0	53.2	121.2	106.6
Transaction and operations support	40.3	21.3	83.7	59.3
Occupancy, equipment and supplies	16.3	14.2	31.8	29.1
Depreciation and amortization	14.1	16.2	29.4	33.3
Total operating expenses	129.7	104.9	266.1	228.3
Operating income	21.9	22.0	30.3	35.1
Other expenses
Interest expense	22.5	22.7	44.8	46.5
Loss on early extinguishment of debt	10.3	—	10.3	—
Other non-operating expense	0.8	1.2	1.8	2.3
Total other expenses	33.6	23.9	56.9	48.8
Loss before income taxes	(11.7)	(1.9)	(26.6)	(13.7)
Income tax (benefit) expense	(0.6)	2.7	(0.1)	12.4
Net loss	$(11.1)	$(4.6)	$(26.5)	$(26.1)
Revenue
Revenue increased by $49.5 million for the three months ended June 30, 2021, due to an increase in GFT revenue of $51.4 million, partially offset by a decrease in FPP revenue of $1.9 million. Revenue increased by $68.7 million for the six months ended June 30, 2021, due to an increase in GFT revenue of $78.3 million, partially offset by a decrease in FPP revenue of $9.6 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.
Cost of Revenue
Cost of revenue increased by $24.8 million for the three months ended June 30, 2021, due to an increase in GFT cost of revenue. Cost of revenue increased by $35.7 million for the six months ended June 30, 2021, due to an increase in GFT cost of revenue of $38.6 million, partially offset by a decrease in FPP cost of revenue of $2.9 million. See the "Segments Results" section below for further discussions.
Compensation and Benefits
Compensation and benefits increased by $5.8 million for the three months ended June 30, 2021, and increased by $14.6 million for the six months ended June 30, 2021, primarily driven by restructuring and certain employee related expenses impacted by the COVID-19 pandemic in the prior year.

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
Transaction and operations support increased by $19.0 million for the three months ended June 30, 2021, and increased by $24.4 million for the six months ended June 30, 2021, primarily due to the reinstatement of expenses such as marketing combined with the elimination of $8.8 million and $20.9 million in net benefit from Ripple market development fees, generated for the same periods in the prior year, due to the termination of the commercial agreement with Ripple.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased by $2.1 million for the three months ended June 30, 2021, and increased by $2.7 million for the six months ended June 30, 2021 primarily due to increase in maintenance costs related to software and equipment. The increase for the six months ended June 30, 2021 was also impacted by a loss on cryptocurrency revaluation.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $2.1 million for the three months ended June 30, 2021, and decreased by $3.9 million for the six months ended June 30, 2021, primarily due to a decrease in purchases of hardware and software as a result of our migration to cloud computing.
Other Expenses
Other expenses increased by $9.7 million for the three months ended June 30, 2021, and increased by $8.1 million for the six months ended June 30, 2021, primarily due to the loss on early extinguishment of debt associated with the prepayment of $100.0 million in principal under the Second Lien Credit Agreement and the write-off of the related debt issuance costs and debt discounts.
Income Tax Expense
For the three months ended June 30, 2021, the Company recognized an income tax benefit of $0.6 million on a pre-tax loss of $11.7 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, state taxes, and an increase in valuation allowance, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation.
For the six months ended June 30, 2021, the Company recognized an income tax benefit of $0.1 million on a pre-tax loss of $26.6 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in valuation allowance, and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation. See Note 11 — Income Taxes for additional information related to our unrecognized tax benefits.

Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Money transfer revenue	$304.9	$253.1	$51.8	$590.3	$509.0	$81.3
Bill payment revenue	10.4	10.8	(0.4)	21.2	24.2	(3.0)
Total revenue	315.3	263.9	51.4	611.5	533.2	78.3

Cost of revenue	177.5	152.7	24.8	342.6	304.0	38.6
Gross profit	$137.8	$111.2	$26.6	$268.9	$229.2	$39.7
Money Transfer Revenue
For the three months ended June 30, 2021, money transfer revenue increased by $51.8 million. This was driven by the improvement in the Company’s traditional Retail Channel compared to the second quarter of last year due to COVID-19, coupled with the continued strength of the Company’s direct-to-consumer business MGO. Total money transfer revenue increased 20% driven by 20% transaction growth. MGO’s money transfer revenue increased to $47.0 million representing a 66% year-over-year growth.
For the six months ended June 30, 2021, money transfer revenue increased by $81.3 million. This was driven by continued stabilization in the Company’s traditional Retail Channel, coupled with the continued strength of the Company’s direct-to-consumer business MGO. Total money transfer revenue increased 16% driven by 17% transaction growth. MGO’s money transfer revenue increased to $88.5 million representing a 87% year-over-year growth.
Bill Payment Revenue
For the three months ended June 30, 2021, bill payment revenue remained relatively flat. Bill payment revenue decreased by $3.0 million for the six months ended June 30, 2021, due to increased competition in the Walmart marketplace and continued impact of the COVID-19 pandemic.
Cost of Revenue
Cost of revenue for the three and six months ended June 30, 2021, of $177.5 million and $342.6 million, respectively, increased by $24.8 million and increased by $38.6 million, respectively, primarily due to higher commissions and fees driven by higher volumes in transactions and higher direct transaction expense due to higher volumes in transactions associated with our Digital Channel.
FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Money order revenue	$10.6	$10.8	$(0.2)	$21.0	$22.9	$(1.9)
Official check revenue	3.4	5.1	(1.7)	6.9	14.6	(7.7)
Total revenue	14.0	15.9	(1.9)	27.9	37.5	(9.6)

Investment commissions expense	0.2	0.2	—	0.4	3.3	(2.9)
Gross profit	$13.8	$15.7	$(1.9)	$27.5	$34.2	$(6.7)
Money Order Revenue
Money order revenue held constant for the three and six months ended June 30, 2021.

Official check revenue
Official check revenue declined $1.7 million for the three months ended June 30, 2021, and decreased by $7.7 million for the six months ended June 30, 2021, primarily due to a decline in investment revenue as a result of lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of Investment Revenue. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.
Commissions expense remained relatively flat for the three months ended June 30, 2021, and decreased by $2.9 million for the six months ended June 30, 2021, due to lower interest rates.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020	Change	2021	2020	Change
Loss before income taxes	$(11.7)	$(1.9)	$(9.8)	$(26.6)	$(13.7)	$(12.9)
Interest expense	22.5	22.7	(0.2)	44.8	46.5	(1.7)
Depreciation and amortization	14.1	16.2	(2.1)	29.4	33.3	(3.9)
Signing bonus amortization	14.7	12.6	2.1	29.0	25.1	3.9
EBITDA	39.6	49.6	(10.0)	76.6	91.2	(14.6)
Significant items impacting EBITDA:
Loss on early extinguishment of debt	10.3	—	10.3	10.3	—	10.3
Restructuring and reorganization costs	2.2	0.7	1.5	8.1	1.2	6.9
Stock-based, contingent and incentive compensation	1.5	1.6	(0.1)	3.3	3.6	(0.3)
Direct monitor costs	1.1	3.1	(2.0)	4.9	7.9	(3.0)
Compliance enhancement program	0.2	1.2	(1.0)	1.3	3.2	(1.9)
Legal and contingent matters	(0.1)	0.2	(0.3)	—	0.6	(0.6)
Severance and related costs	—	—	—	0.2	0.2	—
Adjusted EBITDA	$54.8	$56.4	$(1.6)	$104.7	$107.9	$(3.2)

Adjusted EBITDA change, as reported	(3)%			(3)%
Adjusted EBITDA change, constant currency adjusted	(12)%			(11)%

Adjusted EBITDA	$54.8	$56.4	$(1.6)	$104.7	$107.9	$(3.2)
Cash payments for interest	(27.1)	(16.8)	(10.3)	(39.0)	(34.4)	(4.6)
Cash payments for taxes, net of refunds	(1.5)	(0.4)	(1.1)	1.2	(2.5)	3.7
Cash payments for capital expenditures	(10.0)	(9.8)	(0.2)	(21.2)	(19.9)	(1.3)
Cash payments for agent signing bonuses	(9.7)	(4.7)	(5.0)	(22.7)	(29.7)	7.0
Adjusted Free Cash Flow	$6.5	$24.7	$(18.2)	$23.0	$21.4	$1.6
See "Results of Operations" and "Analysis of Cash Flows" sections for additional information regarding these changes.

LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing deposits and available-for-sale interest-bearing investments collectively as our "investment portfolio." The Company utilizes cash and cash equivalents in various liquidity and capital assessments.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets:

(Amounts in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$117.0	$196.1
Settlement assets:
Settlement cash and cash equivalents	1,754.6	1,883.2
Receivables, net	856.8	825.0
Interest-bearing investments	992.5	991.2
Available-for-sale investments	3.3	3.5
Total settlement assets	$3,607.2	$3,702.9

Payment service obligations	$(3,607.2)	$(3,702.9)
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalents and interest-bearing deposit balances, and proceeds from our investment portfolio. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing our New Credit Facilities. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
We preposition cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under our New Credit Facilities, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of June 30, 2021, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.9 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.3 million of available-for-sale investments as of June 30, 2021. U.S. government agency residential mortgage-backed securities comprise $2.7 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.6 million.

Existing Credit Facilities
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2021	December 31, 2020
7.00% first lien credit facility due 2023	$632.1	$635.3
13.00% second lien credit facility due 2024	154.6	254.6
Senior secured credit facilities	786.7	889.9
Unamortized debt issuance costs and debt discounts	(20.6)	(32.1)
Total debt, net	$766.1	$857.8
As of June 30, 2021, the Company had no borrowings and nominal outstanding letters of credit under its First Lien Revolving Credit Facility and had $34.9 million of availability. The effective interest rate on the First Lien Credit Facility remained flat and was 7.00% as of June 30, 2021 and December 31, 2020. See Note 7 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program and cash on hand as further discussed in Note 9 — Stockholders' Deficit. The Company recorded a loss on early extinguishment of debt of $10.3 million which included $4.0 million of prepayment call premium and $6.3 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $3.2 million.
Credit Ratings
As of July 7, 2021, our credit rating from Moody's was upgraded from B3 with a negative outlook to B2 with a stable outlook and our credit rating from S&P was unchanged at B with a stable outlook. Our credit ratings, among other factors, allow us to access financing on more favorable terms and conditions. The Company does not have rating triggers associated with its New Credit Agreement or its regulatory capital requirements.
Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2021	2020	2021 vs 2020
Net cash (used in) provided by operating activities	$(44.7)	$7.6	$(52.3)
Net cash used in investing activities	(21.2)	(19.9)	(1.3)
Net cash used in financing activities	(13.2)	(3.9)	(9.3)
Net change in cash and cash equivalents	$(79.1)	$(16.2)	$(62.9)
Cash Flows from Operating Activities
For the six months ended June 30, 2021, net cash used in operating cash activities increased due to the $55.0 million payment to the Government pursuant to the Amended DPA.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities increased, primarily due to an increase in capital expenditures.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, net cash used in financing activities increased, primarily due to the net impact of the ATM Program, the prepayment of $100.0 million of principal balance under the Second Lien Credit Agreement and the associated call premium.

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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2021. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2020 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Investors in our common stock may be subject to state money transmitter change of control notice and approval requirements if their aggregate ownership equals or exceeds 10% of our outstanding voting or non-voting shares.
MoneyGram Payment Systems, Inc., one of our wholly owned subsidiaries, owns a money transmitter license, or the statutory equivalent, in each of the 49 U.S. states that require such a license to operate, as well as in certain U.S. territories. While state statutes governing money transmitters vary, most require investors to receive the approval of, or provide notice to, the relevant licensing authority before exceeding a certain ownership threshold, including indirect ownership, in a licensed money transmitter. These ownership thresholds vary by state, with the lowest being at 10% of voting or non-voting shares outstanding. Accordingly, current or prospective investors seeking to acquire 10% or greater ownership of MoneyGram in the aggregate would need to first obtain such regulatory approvals or provide such notices to the relevant regulators.

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

3.9
Certificate of Elimination of the Series E Junior Participating Preferred Stock of MoneyGram International, Inc.(incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

4.1
Amendment No. 1 to the Tax Benefits Preservation Plan, dated as of June 3, 2021, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

4.2
Indenture, dated as of July 21, 2021, by and among MoneyGram International, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on July 26, 2021).

4.3	Form of 5.375% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference herein as Exhibit 4.1).
10.1
Purchase Agreement, dated July 14, 2021, by and between MoneyGram International, Inc. and BofA Securities, Inc., on behalf of itself and as the Representative of the several Initial Purchasers named in Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2021).

10.2
Credit Agreement, dated as of July 21, 2021, by and between MoneyGram International, Inc., as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 26, 2021).

10.3
ATM Equity OfferingSM Sales Agreement, dated June 7, 2021, by and between MoneyGram International, Inc. and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2021).

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

July 30, 2021	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)