Form 10-Q
period 2021-09-30
MONEYGRAM INTERNATIONAL INC
filed 2021-10-29
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2021.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 27, 2021, 91,688,411 shares of common stock, $0.01 par value, were outstanding.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Quarterly Report on Form 10-Q and is not a complete list of all the defined terms used herein.

Abbreviation	Term
Amended DPA	Amendment to and Extension of Deferred Prosecution Agreement
ATM Program	At-the-market equity offering program
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through the Company's direct-to-consumer digital business, MoneyGram Online, through digital partnerships, or end in an account deposit, wallet or card solution such as the Visa Direct program
DPA	Deferred Prosecution Agreement
GFT	Global Funds Transfer
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPA	U.S. Attorney's Office for the Middle District of Pennsylvania
MGO	MoneyGram Online (our direct-to-consumer business)
Moody's	Moody's Investor Service
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
ROE	Report of Examination
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
USDC	USD Coin
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$152.6	$196.1
Settlement assets	3,606.0	3,702.9
Property and equipment, net	134.8	148.1
Goodwill	442.2	442.2
Right-of-use assets	52.7	55.1
Other assets	95.6	129.7
Total assets	$4,483.9	$4,674.1
LIABILITIES
Payment service obligations	$3,606.0	$3,702.9
Debt, net	801.9	857.8
Pension and other postretirement benefits	71.0	74.5
Lease liabilities	56.6	59.1
Accounts payable and other liabilities	134.3	216.8
Total liabilities	4,669.8	4,911.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 92,209,763 and 72,530,770 shares issued, 91,664,034 and 72,517,539 shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.9	0.7
Additional paid-in capital	1,398.0	1,296.0
Retained loss	(1,517.5)	(1,475.3)
Accumulated other comprehensive loss	(63.6)	(58.4)
Treasury stock: 545,729 and 13,231 shares at September 30, 2021 and December 31, 2020, respectively	(3.7)	—
Total stockholders' deficit	(185.9)	(237.0)
Total liabilities and stockholders' deficit	$4,483.9	$4,674.1
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2021	2020	2021	2020
REVENUE
Fee and other revenue	$317.7	$320.2	$953.1	$876.5
Investment revenue	1.9	3.0	5.9	17.4
Total revenue	319.6	323.2	959.0	893.9
COST OF REVENUE
Commissions and other fee expense	154.6	161.3	465.8	445.9
Investment commissions expense	0.3	0.2	0.7	3.4
Direct transaction expense	15.6	13.0	47.0	32.5
Total cost of revenue	170.5	174.5	513.5	481.8
GROSS PROFIT	149.1	148.7	445.5	412.1
OPERATING EXPENSES
Compensation and benefits	53.8	56.3	175.0	162.9
Transaction and operations support	39.1	24.3	122.8	83.6
Occupancy, equipment and supplies	15.3	15.6	47.1	44.7
Depreciation and amortization	14.1	15.9	43.5	49.2
Total operating expenses	122.3	112.1	388.4	340.4
OPERATING INCOME	26.8	36.6	57.1	71.7
Other expenses
Interest expense	13.0	23.0	57.8	69.5
Loss on early extinguishment of debt	33.6	—	43.9	—
Other non-operating expense	1.0	1.1	2.8	3.4
Total other expenses	47.6	24.1	104.5	72.9
(Loss) income before income taxes	(20.8)	12.5	(47.4)	(1.2)
Income tax (benefit) expense	(5.2)	1.6	(5.3)	14.0
NET (LOSS) INCOME	$(15.6)	$10.9	$(42.1)	$(15.2)

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.16)	$0.14	$(0.48)	$(0.20)
Diluted	$(0.16)	$0.12	$(0.48)	$(0.20)

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per common share
Basic	96.0	77.9	87.7	77.7
Diluted	96.0	88.7	87.7	77.7
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
NET (LOSS) INCOME	$(15.6)	$10.9	$(42.1)	$(15.2)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding (loss) gain on available-for-sale securities arising during the period	(0.1)	—	0.3	(0.3)
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.1 for the three months ended September 30, 2021 and 2020, respectively, and $0.4 and $0.4 for the nine months ended September 30, 2021 and 2020, respectively	0.4	0.4	1.4	1.3
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of $0.0 and $0.0 for the three and nine months ended September 30, 2021, and 2020, respectively	—	0.1	—	0.1
Unrealized non-U.S. dollar translation adjustments, net of tax benefit of $0.0 and $0.4 for the three months ended September 30, 2021 and 2020, respectively, and $0.0 and $0.2 for the nine months ended September 30, 2021 and 2020, respectively	(3.7)	6.3	(6.9)	1.2
Other comprehensive (loss) income	(3.4)	6.8	(5.2)	2.3
COMPREHENSIVE (LOSS) INCOME	$(19.0)	$17.7	$(47.3)	$(12.9)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42.1)	$(15.2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43.5	49.2
Signing bonus amortization	42.8	39.7
Change in right-of-use assets	9.9	7.4
Amortization of debt discount and debt issuance costs	6.8	8.7
Loss on early extinguishment of debt	43.9	—
Non-cash compensation and pension expense	7.7	8.5
Signing bonus payments	(26.2)	(45.0)
Change in other assets	(3.8)	(7.1)
Change in lease liabilities	(10.7)	(11.6)
Change in accounts payable and other liabilities	(72.7)	18.7
Other non-cash items, net	0.3	(1.1)
Net cash (used in) provided by operating activities	(0.6)	52.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(31.4)	(30.6)
Net cash used in investing activities	(31.4)	(30.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(6.5)	—
Proceeds from issuance of debt	807.8	—
Principal payments on debt	(889.9)	(4.8)
Prepayment call premium	(16.5)	—
Proceeds from revolving credit facility	—	23.0
Payments on revolving credit facility	—	(23.0)
Net proceeds from stock issuance	97.3	—
Payments to tax authorities for stock-based compensation	(3.7)	(0.7)
Net cash used in financing activities	(11.5)	(5.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43.5)	16.1
CASH AND CASH EQUIVALENTS—Beginning of year	196.1	146.8
CASH AND CASH EQUIVALENTS—End of period	$152.6	$162.9
Supplemental cash flow information:
Cash payments for interest	$46.6	$57.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	0.8	1,297.8	(1,490.8)	(63.4)	(3.6)	(259.2)
Net loss	—	—	(11.1)	—	—	(11.1)
Stock-based compensation activity	—	1.4	—	—	(0.1)	1.3
ATM equity offering	0.1	97.5	—	—	—	97.6
Other comprehensive income	—	—	—	3.2	—	3.2
June 30, 2021	0.9	1,396.7	(1,501.9)	(60.2)	(3.7)	(168.2)
Net loss	—	—	(15.6)	—	—	(15.6)
Stock-based compensation activity	—	1.6	—	—	—	1.6
ATM equity offering	—	(0.3)	—	—	—	(0.3)
Other comprehensive loss	—	—	—	(3.4)	—	(3.4)
September 30, 2021	$0.9	$1,398.0	$(1,517.5)	$(63.6)	$(3.7)	$(185.9)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(21.5)	—	—	(21.5)
Stock-based compensation activity	—	—	1.9	(6.9)	—	6.0	1.0
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
March 31, 2020	183.9	0.7	1,118.8	(1,488.5)	(70.3)	(12.3)	(267.7)
Net loss	—	—	—	(4.6)	—	—	(4.6)
Stock-based compensation activity	—	—	1.5	(1.0)	—	1.0	1.5
Other comprehensive income	—	—	—	—	2.3	—	2.3
June 30, 2020	183.9	0.7	1,120.3	(1,494.1)	(68.0)	(11.3)	(268.5)
Net income	—	—	—	10.9	—	—	10.9
Stock-based compensation activity	—	—	1.5	0.1	—	—	1.6
Other comprehensive income	—	—	—	—	6.8	—	6.8
Preferred stock - series D conversion	(146.5)	—	135.3	—	—	11.3	0.1
September 30, 2020	$37.4	$0.7	$1,257.1	$(1,483.1)	$(61.2)	$—	$(249.1)
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
Impact of COVID-19 Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and resulting government actions taken in response to the virus have caused, and may continue to cause, significant economic and business disruption, volatility, financial uncertainty and a continued significant global economic downturn. This has had, and may continue to have, a negative impact on our workforce, agents, customers, financial markets, consumer spending and credit markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression. Therefore, the Company cannot reasonably estimate the future impact at this time.
There were no other material impacts to our unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2021, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our unaudited condensed consolidated financial statements in future reporting periods.
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

Recently Issued Accounting Standards and Related Developments Not Yet Adopted — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on our condensed consolidated financial statements.
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

ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a U.S. Securities and Exchange Commission ("SEC") filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. As of November 15, 2019, which is the determination date for ASU 2016-13, MoneyGram was a smaller reporting company and, as such, has elected to adopt the amendments in these standards in 2023. We are still evaluating these ASUs, but we do not believe the adoption will have a material impact on our condensed consolidated financial statements.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its condensed consolidated financial statements.

Note 2 — Reorganization Costs

In the first quarter of 2021, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute digital and market-specific strategies. The initial total expected cost of the 2021 Organizational Realignment was approximately $9.7 million. In the third quarter of 2021, we revised the total expected cost of the 2021 Organizational Realignment to $9.0 million.The Company anticipates related cash expenditures to be substantially paid out by the first quarter of 2022. Costs consisted primarily of one-time termination benefits for employee severance and related costs, which are recorded in "Compensation and benefits" on the Condensed Consolidated Statements of Operations.
The following table is a roll-forward of the reorganization costs accrual as of September 30, 2021:

(Amounts in millions)	2021 Organizational Realignment
Balance at December 31, 2020	$—
Expenses	8.3
Cash payments	(7.4)
Balance at September 30, 2021	$0.9

The following table is a summary of the cumulative reorganization costs incurred to date in operating expenses and the estimated remaining reorganization costs to be incurred as of September 30, 2021:

(Amounts in millions)	2021 Organizational Realignment
Cumulative reorganization costs incurred to date in operating expenses	$8.3
Estimated additional reorganization costs to be incurred	0.7
Total reorganization costs incurred and to be incurred	$9.0

The following table is a summary of the total cumulative reorganization costs incurred to date in operating expenses:

(Amounts in millions)	Total
Balance at December 31, 2020	$—
First quarter 2021	5.9
Second quarter 2021	2.1
Third quarter 2021	0.3
Total cumulative reorganization costs incurred to date	$8.3

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	September 30, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$1,799.6	$1,883.2
Receivables, net	810.7	825.0
Interest-bearing investments	992.6	991.2
Available-for-sale investments	3.1	3.5
Total settlement assets	$3,606.0	$3,702.9

Payment service obligations	$(3,606.0)	$(3,702.9)

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

The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.5	$—	$2.5
Asset-backed and other securities	—	0.6	0.6
Forward contracts	4.1	—	4.1
Total financial assets	$6.6	$0.6	$7.2
Financial liabilities:
Forward contracts	$0.8	$—	$0.8

December 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.0	$—	$3.0
Asset-backed and other securities	—	0.5	0.5
Forward contracts	0.1	—	0.1
Total financial assets	$3.1	$0.5	$3.6
Financial liabilities:
Forward contracts	$2.2	$—	$2.2
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair values of the Term Loan, Senior Secured Notes and First Lien Credit Facility are estimated using an observable market quotation (Level 2). The fair value of the second lien credit facility is estimated using unobservable market inputs (Level 3), including broker quotes for comparable traded securities and yield curves.
The following table provides the carrying value and fair value for the credit facilities and the senior secured notes:

(Amounts in millions)	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$400.0	$400.0	$—	$—
Senior Secured Notes	$415.0	$419.2	$—	$—
First Lien Credit Facility	$—	$—	$635.3	$635.3
Second Lien Credit Facility	$—	$—	$254.6	$254.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2021 and December 31, 2020.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2021	December 31, 2020
Cash	$1,952.2	$2,076.8
Money market securities	—	2.5
Cash and cash equivalents (1)	1,952.2	2,079.3
Interest-bearing investments	992.6	991.2
Available-for-sale investments	3.1	3.5
Total investment portfolio	$2,947.9	$3,074.0
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Residential mortgage-backed securities	$2.2	$0.3	$—	$2.5
Asset-backed and other securities	—	0.6	—	0.6
Total	$2.2	$0.9	$—	$3.1

December 31, 2020
Residential mortgage-backed securities	$2.6	$0.4	$—	$3.0
Asset-backed and other securities	0.2	0.5	(0.2)	0.5
Total	$2.8	$0.9	$(0.2)	$3.5
As of September 30, 2021 and December 31, 2020, 81% and 86%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and nine months ended September 30, 2021 and 2020, the Company had no realized gains or losses.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash (used in) provided by operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Net realized non-U.S. dollar (loss) gain	$(7.0)	$12.0	$(13.3)	$15.2
Net gain (loss) from the related forward contracts	6.0	(5.5)	11.4	(3.8)
Net (loss) gain from non-U.S. dollar transactions and related forward contracts	$(1.0)	$6.5	$(1.9)	$11.4
As of September 30, 2021 and December 31, 2020, the Company had $631.4 million and $643.8 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of September 30, 2021 and December 31, 2020, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Forward contracts	"Other assets"	$5.5	$1.0	$(1.4)	$(0.9)	$4.1	$0.1

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Forward contracts	"Accounts payable and other liabilities"	$2.2	$3.1	$(1.4)	$(0.9)	$0.8	$2.2
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

Note 7 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2021	December 31, 2020
5.00% Term Loan due 2026	$400.0	$—
5.38% Senior Secured Notes due 2026	415.0	—
7.00% First Lien Credit Facility due 2023	—	635.3
13.00% Second Lien Credit Facility due 2024	—	254.6
Total debt at face value	815.0	889.9
Unamortized debt issuance costs and debt discounts	(13.1)	(32.1)
Total debt, net	$801.9	$857.8
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “Senior Secured Notes” or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million (the “Revolving Credit Facility” and, together with the Term Loan, the “New Credit Facilities”).
As of September 30, 2021, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility.
The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Prepayment — On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 9 — Stockholders' Deficit. On July 21, 2021, the proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Existing Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Existing Credit Facilities, as defined below, were terminated.
During the nine months ended September 30, 2021, the Company recorded a loss on early extinguishment of debt of $43.9 million which included $16.5 million of prepayment call premium and $27.4 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $7.0 million.
First Lien Credit Agreement and Revolving Credit Facility — The Company's prior First Lien Credit Agreement, which was in effect during the first half of 2021, provided for (a) a senior secured three-year revolving credit facility available for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $32.5 million, and was scheduled to mature on September 30, 2022 (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility").
Second Lien Credit Agreement — The Company's prior Second Lien Credit Agreement, which was in effect during the first half of 2021, provided for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the "Second Lien Term Credit Facility" and together with the First Lien Credit Facility, the "Existing Credit Facilities"). Subject to certain conditions and limitations, the Company was able to elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement was due on June 26, 2024.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations.

As of September 30, 2021, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.245 to 1.000, our total net leverage ratio was 3.100 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $152.6 million. We continuously monitor our compliance with our debt covenants.

Note 8 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Interest cost	$0.5	$0.8	$1.5	$2.3
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of net actuarial loss	0.5	0.5	1.8	1.6
Net periodic benefit expense	$0.8	$1.1	$2.7	$3.3
The Company had nominal net periodic benefit expense for the three and nine months ended September 30, 2021 and 2020, for its postretirement medical benefit plan ("Postretirement Benefits"). Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations.

Note 9 — Stockholders' Deficit

Common Stock — On June 7, 2021, MoneyGram announced its ATM Program which provided for the offer and sale, from time to time, of shares of its common stock having an aggregate sales price of up to $100.0 million. On June 18, 2021, MoneyGram completed the ATM Program by selling $99.8 million, or 10.4 million shares, at an average price per share of $9.56, resulting in total net proceeds to the Company of $97.3 million. No dividends were paid during the three and nine months ended September 30, 2021 or 2020.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of September 30, 2021:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2020	162,500,000	72,530,770	72,517,539	13,231
ATM equity offering	—	10,441,111	10,441,111	—
Exercise of Ripple Warrants	—	5,948,895	5,948,895	—
Release for restricted stock units	—	2,323,831	1,792,277	531,554
Exercise of Lender Warrants	—	965,156	964,212	944
September 30, 2021	162,500,000	92,209,763	91,664,034	545,729

Accumulated Other Comprehensive Loss — The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020	Statement of Operations Location
Pension and Postretirement Benefits adjustments:
Amortization of net actuarial loss	$0.5	$0.5	$1.8	$1.7	"Other non-operating expense"
Total before tax	0.5	0.5	1.8	1.7
Tax benefit, net	(0.1)	(0.1)	(0.4)	(0.4)
Total reclassified for the period, net of tax	$0.4	$0.4	$1.4	$1.3

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	1.5	(26.7)	(38.2)	(63.4)
Other comprehensive income before reclassification	0.1	2.6	—	2.7
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive income	0.1	2.6	0.5	3.2
June 30, 2021	1.6	(24.1)	(37.7)	(60.2)
Other comprehensive loss before reclassification	(0.1)	(3.7)	—	(3.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	(0.1)	(3.7)	0.4	(3.4)
September 30, 2021	$1.5	$(27.8)	$(37.3)	$(63.6)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	—	(7.2)	—	(7.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	—	(7.2)	0.4	(6.8)
March 31, 2020	1.6	(35.3)	(36.6)	(70.3)
Other comprehensive income before reclassification	(0.3)	2.1	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive income	(0.3)	2.1	0.5	2.3
June 30, 2020	1.3	(33.2)	(36.1)	(68.0)
Other comprehensive income before reclassification	—	6.3	0.1	6.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive income	—	6.3	0.5	6.8
September 30, 2020	$1.3	$(26.9)	$(35.6)	$(61.2)

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Stock-based compensation expense	$1.6	$1.5	$4.9	$5.1
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2020	277,962	$19.58	1.8 years	$—
Forfeited/Expired	(98,942)	23.16
Options outstanding, vested or expected to vest, and exercisable at September 30, 2021	179,020	$17.60	1.4 years	$—
As of September 30, 2021, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In 2021, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2020	5,158,235	$2.62	0.95 years	$28.2
Granted	1,947,146	5.59
Vested	(2,250,570)	2.97
Forfeited	(666,431)	2.66
Restricted stock units outstanding at September 30, 2021	4,188,380	$3.80	1.1 years	$33.6
Restricted stock units vested and deferred at September 30, 2021	215,021	$3.37		$1.7
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.1	$—	$6.7	$7.2
Total intrinsic value of vested and converted shares	$0.2	$—	$15.5	$2.7
As of September 30, 2021, the Company's outstanding restricted stock units had unrecognized compensation expense of $11.4 million with a remaining weighted-average vesting period of 1.7 years.

Note 11 — Income Taxes

For the three months ended September 30, 2021, the Company recognized an income tax benefit of $5.2 million on a pre-tax loss of $20.8 million primarily due to state taxes, non-deductible expenses, foreign taxes net of federal income tax benefits, and U.S. taxation of foreign earnings, all of which were partially offset by U.S. general business credits and an increase in valuation allowance.
For the nine months ended September 30, 2021, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $47.4 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, and an increase in valuation allowance, all of which were partially offset by U.S. general business credits.
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
For the nine months ended September 30, 2020, the Company recognized an income tax expense of $14.0 million on a pre-tax loss of $1.2 million primarily due to an increase in the valuation allowance, non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in tax reserves, the reversal of tax benefits on share-based compensation and state taxes net of federal income tax benefits, all of which were partially offset by U.S. tax credits. Additionally, as a result of the issuance of the final Section 951A and Section 954 regulations by the U.S. Treasury Department and the IRS on July 20, 2020, the Company recorded a discrete tax benefit related to both the direct and indirect effects of the GILTI high-tax exclusions being applied retroactively to tax years 2018 and 2019. The change in the valuation allowance was triggered in the first quarter by an estimated three-year cumulative pre-tax loss position inclusive of 2020 forecasted earnings. While the Company has a long history of profitable operations prior to recent declines, the previously anticipated cumulative loss position was significant negative evidence in assessing the recoverability of certain deferred tax assets. Therefore, we recorded an additional valuation allowance of $13.0 million, of which $11.3 million relates to deferred tax assets that existed at the beginning of the year. The valuation allowance does not, however, impact our cash position, liquidity or tax returns. As of September 30, 2020, the total valuation allowance was $84.2 million and is primarily attributable to basis differences in revalued investments, capital losses, U.S. tax credits and certain state and foreign tax loss carryovers.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the liability for unrecognized tax benefits was $19.3 million and $19.7 million, respectively, exclusive of interest and penalties. For the nine months ended September 30, 2021 and 2020, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $19.3 million and $18.6 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company's accrual for interest and penalties increased by $0.7 million and $0.8 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had a liability of $10.1 million and $9.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the June 1, 2021 decision reached by the Fifth Circuit and as discussed in more detail in Note 12 — Commitments and Contingencies, the Company expects to settle approximately $21.5 million of state related unrecognized tax benefits, inclusive of interest, with cash over the next 12 months. Additionally, now that the Company has concluded its litigation with the IRS, the Company expects to settle an additional estimated $1.6 million of other state related unrecognized tax benefits with a combination of cash and state net operating loss carryovers that were pending the outcome of this litigation.
On July 28, 2020, the Company's Board of Directors adopted a Tax Benefits Preservation Plan (the "Rights Agreement") which the Company terminated on June 3, 2021.

Note 12 — Commitments and Contingencies

Letters of Credit — At September 30, 2021, the Company had no borrowings and no outstanding letters of credit under the Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $2.0 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. For the three and nine months ended September 30, 2021 and 2020, a nominal charge was recorded for legal proceedings in "Transaction and operations support" in the Condensed Consolidated Statements of Operations.
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
Class Action Securities Litigation Relating to XRP Cryptocurrency — On March 1, 2021, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California against MoneyGram and certain of its executive officers. A second substantially similar putative class action was filed March 10, 2021 in the same court. The lawsuits asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleged that MoneyGram made material misrepresentations regarding its business relationship with Ripple Labs, Inc. (“Ripple”) and MoneyGram’s use of Ripple’s XRP cryptocurrency. The lawsuits sought unspecified damages, equitable relief, interest and costs and attorneys' fees. On April 8, 2021, by agreement of the parties, the court consolidated the two lawsuits and transferred the consolidated action to the United States District Court for the Northern District of Texas (the “Court”). On July 20, 2021, the Court-appointed lead plaintiff filed a Notice of Voluntary Dismissal with prejudice prior to the deadline for filing a consolidated amended complaint. On August 2, 2021, the Court terminated the consolidated action described above.
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
Under the Agreements, the Company agreed to, among other things, (1) pay an aggregate amount of $125.0 million to the Government, of which $70.0 million was paid in November 2018 and the remaining $55.0 million was paid in April 2021. No separate payment to the FTC was required under the Agreements.
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
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the "NYDFS") related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York-based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and continues to meet with the NYDFS to discuss the matter. The NYDFS has not indicated what, if any, action it intends to take in connection with this matter, although it is possible that it could seek additional information, initiate civil litigation and/or seek to impose fines, damages or other regulatory consequences, any or all of which could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, that could be associated with this matter.
CFPB — On February 12, 2020, the Company received a Report of Examination ("ROE") from the Consumer Financial Protection Bureau ("CFPB") stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB's Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided MoneyGram with a Notice and Opportunity to Respond and Advise (“NORA”) letter, documenting the CFPB’s intent to take legal action against MoneyGram based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act and the Consumer Financial Protection Act. MoneyGram provided the CFPB with its written response to the NORA letter on March 17, 2021 and continues to meet with the CFPB to discuss the matter. At this time, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram then filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. Oral arguments were held before a Fifth Circuit panel of judges on March 1, 2021, and the panel affirmed the Tax Court findings on June 1, 2021. As a result of the Fifth Circuit decision, the Company has decided to no longer pursue a remedy for the tax litigation and has determined that it is appropriate to file amended state returns which we expect will require the Company to make additional cash payments estimated to be $21.5 million for various state taxes on amounts that have previously been accrued.
The Company's previous reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Neither the November 2016 Fifth Circuit decision to remand the case back to the Tax Court nor the 2021 Fifth Circuit affirmation of the Tax Court findings changed the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of September 30, 2021.

Note 13 — (Loss) Earnings Per Common Share

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
The following table summarizes the weighted-average share amounts used in calculating (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Basic and diluted common shares outstanding	96.0	77.9	87.7	77.7
Shares related to restricted stock units	—	4.8	—	—
Shares related to Ripple warrants	—	6.0	—	—
Diluted common shares outstanding	96.0	88.7	87.7	77.7
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
The following table summarizes the weighted-average potential common shares excluded from diluted (loss) earnings per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Shares related to stock options	0.2	0.3	0.3	0.4
Shares related to restricted stock units	4.0	—	4.3	4.3
Shares related to Ripple Warrants	—	—	1.4	6.0
Shares excluded from the computation	4.2	0.3	6.0	10.7

Note 14 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: GFT and FPP. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for both the GFT and FPP segments, that accounts for more than 10% of total revenue. For the three months ended September 30, 2021 and 2020, Walmart accounted for 10% and 13%, respectively, of total revenue, and for the nine months ended September 30, 2021 and 2020, Walmart accounted for 11% and 14%, respectively, of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
GFT revenue
Money transfer revenue	$296.1	$297.6	$886.4	$806.6
Bill payment revenue	9.9	11.0	31.1	35.2
Total GFT revenue	306.0	308.6	917.5	841.8
FPP revenue
Money order revenue	10.0	10.4	31.0	33.3
Official check revenue	3.6	4.2	10.5	18.8
Total FPP revenue	13.6	14.6	41.5	52.1
Total revenue	$319.6	$323.2	$959.0	$893.9

The following table is a summary of the gross profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
GFT gross profit	$135.8	$134.2	$404.7	$363.4
FPP gross profit (1)	13.3	14.5	40.8	48.7
Total gross profit	$149.1	$148.7	$445.5	$412.1
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	September 30, 2021	December 31, 2020
GFT	$1,318.8	$1,397.2
FPP	3,144.3	3,247.4
Other	20.8	29.5
Total assets	$4,483.9	$4,674.1

Note 15 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
GFT revenue
Money transfer fee revenue	$289.5	$292.1	$867.5	$791.6
Bill payment services fee revenue	9.9	10.9	31.1	35.2
Other revenue	6.6	5.6	18.9	15.0
Total GFT fee and other revenue	306.0	308.6	917.5	841.8
FPP revenue
Money order fee revenue	1.6	1.8	4.9	5.6
Official check outsourcing services fee revenue	1.8	1.9	5.4	5.6
Other revenue	8.3	7.9	25.3	23.5
Total FPP fee and other revenue	11.7	11.6	35.6	34.7
Total fee and other revenue	317.7	320.2	953.1	876.5
Investment revenue	1.9	3.0	5.9	17.4
Total revenue	$319.6	$323.2	$959.0	$893.9

Timing of revenue recognition:
Services and products transferred at a point in time	$300.8	$304.8	$903.4	$832.4
Products transferred over time	1.8	1.9	5.4	5.6
Total revenue from services and products	302.6	306.7	908.8	838.0
Investment revenue	1.9	3.0	5.9	17.4
Other revenue	15.1	13.5	44.3	38.5
Total revenue	$319.6	$323.2	$959.0	$893.9
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 3 — Settlement Assets and Payment Service Obligations.

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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, kiosks, or any one of the hundreds of thousands of agent locations in over 200 countries and territories, with 103 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through our Digital Channel and third-party agents. The Digital Channel includes MGO (our direct-to-consumer business), digital partners, direct transfers to bank accounts, mobile wallets and debit card solutions such as Visa Direct. Digital revenue for the three months ended September 30, 2021 was $69.5 million, or 23% of money transfer revenue, compared to $54.5 million or 18% for the same period in the prior year. Total digital money transfer transactions represented 34% and 27% of money transfer transactions for the three months ended September 30, 2021 and 2020, respectively. Total MGO Money Transfer revenue increased to $46.9 million representing 34% year-over-year growth. Third-party agents include retail chains, independent retailers, post offices and financial institutions. MoneyGram also has a limited number of Company-operated retail locations.
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 430,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 93% and 92% of total revenue for the three and nine months ended September 30, 2021. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak is global and reaches all the countries in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate. Variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity. Several countries and municipalities mandated closures of their borders and incorporated shelter-in-place orders in the third quarter of 2021.
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation has been different on a country by country basis. The impact of COVID-19 in 2021 and beyond will depend on the duration and severity of economic conditions resulting from the crisis, its impact on public health, public policy actions, vaccination rates and expansion and duration of returns to lockdowns and shelter-in-place orders by governments, as well as changes in consumer behavior over the long term.
We continue to place a priority on business continuity and contingency planning, including for potential extended closures of any key agents or disruptions related to our contractual counterparties that might arise as a result of COVID-19. While disruptions in our service offerings have occurred from time to time from temporary agent location closures, the inability of labor markets to return to normal mobility can represent a longer impact on the Company. We cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
Business Environment
The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver an affordable and convenient customer experience to win market share. Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. We generally compete on the basis of customer experience, price, agent commissions, brand awareness and convenience.
We continue to invest in innovative products and services, such as our leading mobile app and integrations with mobile wallets and account deposit services, to position the Company to meet consumer needs. Furthermore, our partnership with Visa Direct provides consumers with additional choices on how to receive funds across a broader number of countries. We believe that combining our cash and digital capabilities enables us to differentiate against digital-only competitors who are not able to serve a significant portion of the remittance market that relies on cash.
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
Recent Developments
On October 6,2021, the Company announced an agreement with the Stellar Development Foundation ("SDF"), a non-profit organization that supports the development and growth of Stellar, an open-source public blockchain that allows money to be tokenized and transferred anywhere in the world. MoneyGram's network, integrated with the Stellar blockchain and facilitated through Circle's stablecoin USDC, will enable cash funding and payout in local currency for consumers using USDC, as well as near-instant back-end settlement capabilities. For consumers, this agreement will provide the ability to seamlessly convert USDC to cash, or cash to USDC.
On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the "Senior Secured Notes" or “notes”) and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million (the “Revolving Credit Facility”) and, together with the Term Loan, the “New Credit Facilities”).
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
On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. The initial total expected cost of the 2021 Organizational Realignment was approximately $9.7 million, which included $6.2 million in one-time cash severance expenditures and $3.5 million in real estate-related and other cash expenditures. In the third quarter of 2021, we revised the total expected cost of the 2021 Organizational Realignment to $9.0 million. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately $18.0 million on an annualized basis. The Company anticipates related cash expenditures to be substantially paid out by the first quarter of 2022. See Note 2 — Reorganization Costs for additional information related to our 2021 Organizational Realignment.

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
In 2021, MoneyGram continues to focus on positioning the Company to better compete by building and expanding customer-direct capabilities, accelerating digital growth, expanding service agreements and modernizing operations.
Through 2021, we believe the industry will continue to see a number of trends: the growth of digital transactions, aggressive pricing strategies, continuing improvements to customer experience and disruptions resulting in weakening regional economies throughout the world. To position the Company to respond to these trends, we are continuing to focus on our strategy to deliver a differentiated customer experience, scale our digital properties, be the preferred partner for agents in cross-border transactions, capture new revenue by monetizing our capabilities and continue to improve the cost structure and efficiency of the Company. We will continue to broaden our global digital footprint while continuing to focus on enhancing our direct to account reach and real-time deposit capabilities.
We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge through 2021. Currency volatility, liquidity pressure on certain central banks, immigration restrictions, and continuing immobility of labor throughout the world may also continue to impact our business. We anticipate continuing prioritization of our cost structure related to transactions, and expect to remain price competitive across our product line.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Revenue
Fee and other revenue	$317.7	$320.2	$953.1	$876.5
Investment revenue	1.9	3.0	5.9	17.4
Total revenue	319.6	323.2	959.0	893.9
Cost of revenue
Commissions and other fee expense	154.6	161.3	465.8	445.9
Investment commissions expense	0.3	0.2	0.7	3.4
Direct transaction expense	15.6	13.0	47.0	32.5
Total cost of revenue	170.5	174.5	513.5	481.8
Gross profit	149.1	148.7	445.5	412.1
Operating expenses
Compensation and benefits	53.8	56.3	175.0	162.9
Transaction and operations support	39.1	24.3	122.8	83.6
Occupancy, equipment and supplies	15.3	15.6	47.1	44.7
Depreciation and amortization	14.1	15.9	43.5	49.2
Total operating expenses	122.3	112.1	388.4	340.4
Operating income	26.8	36.6	57.1	71.7
Other expenses
Interest expense	13.0	23.0	57.8	69.5
Loss on early extinguishment of debt	33.6	—	43.9	—
Other non-operating expense	1.0	1.1	2.8	3.4
Total other expenses	47.6	24.1	104.5	72.9
(Loss) income before income taxes	(20.8)	12.5	(47.4)	(1.2)
Income tax (benefit) expense	(5.2)	1.6	(5.3)	14.0
Net (loss) income	$(15.6)	$10.9	$(42.1)	$(15.2)
Revenue
Revenue declined by $3.6 million for the three months ended September 30, 2021, due to a decrease in GFT revenue of $2.6 million and a decrease in FPP revenue of $1.0 million. Revenue increased by $65.1 million for the nine months ended September 30, 2021, due to an increase in GFT revenue of $75.7 million, partially offset by a decrease in FPP revenue of $10.6 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.
Cost of Revenue
Cost of revenue decreased by $4.0 million for the three months ended September 30, 2021, due to a decrease in GFT cost of revenue. Cost of revenue increased by $31.7 million for the nine months ended September 30, 2021, due to an increase in GFT cost of revenue of $34.4 million, partially offset by a decrease in FPP cost of revenue of $2.7 million. See the "Segments Results" section below for further discussions.
Compensation and Benefits
Compensation and benefits decreased by $2.5 million for the three months ended September 30, 2021, primarily driven by a lower headcount as a result of the 2021 Organizational Realignment. For the nine months ended September 30, 2021, compensation and benefits increased by $12.1 million primarily driven by severance costs associated with the 2021 Organizational Realignment and certain employee related expenses impacted by the COVID-19 pandemic in the prior year.

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
Transaction and operations support increased by $14.8 million for the three months ended September 30, 2021, and increased by $39.2 million for the nine months ended September 30, 2021, primarily due to:
•The absence of $8.9 million and $29.8 million in net benefit from Ripple market development fees, respectively, due to the termination of the commercial agreement with Ripple
•The absence of foreign exchange gains of $6.3 million and $11.0 million for the same periods in the prior year
•Reinstatement of expenses such as marketing
•Partially offset by a lower provision for uncollectible accounts
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense remained relatively flat for the three months ended September 30, 2021, and increased by $2.4 million for the nine months ended September 30, 2021 primarily due to a gain on XRP cryptocurrency revaluation in the prior period and an increase in maintenance costs related to software and equipment, partially offset by a decrease in facility costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $1.8 million for the three months ended September 30, 2021, and decreased by $5.7 million for the nine months ended September 30, 2021, primarily due to a decrease in purchases of hardware and software as a result of our migration to cloud computing.
Other Expenses
Interest Expense decreased by $10.0 million for the three months ended September 30, 2021, and decreased by $11.7 million for the nine months ended September 30, 2021, primarily due to interest savings as a result of our recent refinancing activities.
Loss on Early Extinguishment of Debt of $33.6 million for the three months ended September 30, 2021, included $12.5 million of prepayment call premium and $21.1 million associated with the write-off of debt issuance costs and debt discounts.
Loss on Early Extinguishment of Debt of $43.9 million for the nine months ended September 30, 2021, included $16.5 million of prepayment call premium and $27.4 million associated with the write-off of debt issuance costs and debt discounts.
Other non-operating expense remained relatively flat.
Income Tax Expense
For the three months ended September 30, 2021, the Company recognized an income tax benefit of $5.2 million on a pre-tax loss of $20.8 million primarily due to state taxes, non-deductible expenses, foreign taxes net of federal income tax benefits, and U.S. taxation of foreign earnings, all of which were partially offset by U.S. general business credits and an increase in valuation allowance.
For the nine months ended September 30, 2021, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $47.4 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, and an increase in valuation allowance, all of which were partially offset by U.S. general business credits. See Note 11 — Income Taxes for additional information related to our unrecognized tax benefits.

Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Money transfer revenue	$296.1	$297.6	$886.4	$806.6
Bill payment revenue	9.9	11.0	31.1	35.2
Total revenue	306.0	308.6	917.5	841.8

Cost of revenue	170.2	174.4	512.8	478.4
Gross profit	$135.8	$134.2	$404.7	$363.4
Money Transfer Revenue
Money transfer revenue decreased by $1.5 million for the three months ended September 30, 2021, primarily due to increased competition in the Walmart marketplace, coupled with recent COVID-19 pandemic restrictions primarily in the Asian Pacific region, offset by higher transactions driven by the continued strength of the Company’s direct-to-consumer business MGO.
Money transfer revenue increased by $79.8 million for the nine months ended September 30, 2021, driven by continued stabilization in the Company’s traditional Retail Channel, coupled with the continued strength of the Company’s direct-to-consumer business MGO.
Bill Payment Revenue
Bill payment revenue decreased by $1.1 million for the three months ended September 30, 2021 and decreased by $4.1 million for the nine months ended September 30, 2021, due to lower transactions as a result of increased competition in the Walmart marketplace.
Cost of Revenue
Cost of revenue decreased by $4.2 million for the three months ended September 30, 2021, primarily due to a decrease in commissions and other fee expense driven by lower rates in commissions associated with MGO.
Cost of revenue increased by $34.4 million for the nine months ended September 30, 2021, primarily due to an increase in commissions and other fee expense driven by higher transactions.
FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Money order revenue	$10.0	$10.4	$31.0	$33.3
Official check revenue	3.6	4.2	10.5	18.8
Total revenue	13.6	14.6	41.5	52.1

Investment commissions expense	0.3	0.1	0.7	3.4
Gross profit	$13.3	$14.5	$40.8	$48.7
Money Order Revenue
Money order revenue remained largely flat for the three and nine months ended September 30, 2021.

Official check revenue
Official check revenue declined $0.6 million for the three months ended September 30, 2021, and decreased by $8.3 million for the nine months ended September 30, 2021, primarily due to a decline in investment revenue as a result of lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of Investment Revenue. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.
Commissions expense remained relatively flat for the three months ended September 30, 2021, and decreased by $2.7 million for the nine months ended September 30, 2021, due to lower interest rates.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020	2021	2020
(Loss) income before income taxes	$(20.8)	$12.5	$(47.4)	$(1.2)
Interest expense	13.0	23.0	57.8	69.5
Depreciation and amortization	14.1	15.9	43.5	49.2
Signing bonus amortization	13.8	14.6	42.8	39.7
EBITDA	20.1	66.0	96.7	157.2
Significant items impacting EBITDA:
Loss on early extinguishment of debt	33.6	—	43.9	—
Stock-based, contingent and incentive compensation	1.6	1.5	4.9	5.1
Compliance enhancement program	0.9	0.5	2.2	3.7
Restructuring and reorganization costs	0.2	(0.2)	8.3	1.0
Legal and contingent matters	0.1	—	0.1	0.6
Direct monitor costs	—	1.0	4.9	8.9
Severance and related costs	—	—	0.2	0.2
Adjusted EBITDA	$56.5	$68.8	$161.2	$176.7

Adjusted EBITDA change, as reported	(18)%		(9)%
Adjusted EBITDA change, constant currency adjusted	(21)%		(15)%

Adjusted EBITDA	$56.5	$68.8	$161.2	$176.7
Cash payments for interest	(7.6)	(23.2)	(46.6)	(57.6)
Cash payments for taxes, net of refunds	(1.7)	5.8	(0.5)	3.3
Cash payments for capital expenditures	(10.2)	(10.7)	(31.4)	(30.6)
Cash payments for agent signing bonuses	(3.5)	(15.3)	(26.2)	(45.0)
Adjusted Free Cash Flow	$33.5	$25.4	$56.5	$46.8
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

(Amounts in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$152.6	$196.1
Settlement assets:
Settlement cash and cash equivalents	1,799.6	1,883.2
Receivables, net	810.7	825.0
Interest-bearing investments	992.6	991.2
Available-for-sale investments	3.1	3.5
Total settlement assets	$3,606.0	$3,702.9

Payment service obligations	$(3,606.0)	$(3,702.9)
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalents and interest-bearing deposit balances and proceeds from our investment portfolio. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of September 30, 2021, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.9 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.1 million of available-for-sale investments as of September 30, 2021. U.S. government agency residential mortgage-backed securities comprise $2.5 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.6 million.

Credit Facilities and Notes
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2021	December 31, 2020
5.00% Term Loan due 2026	$400.0	$—
5.38% Senior Secured Notes due 2026	415.0	—
7.00% First Lien Credit Facility due 2023	—	635.3
13.00% Second Lien Credit Facility due 2024	—	254.6
Total debt at face value	815.0	889.9
Unamortized debt issuance costs and debt discounts	(13.1)	(32.1)
Total debt, net	$801.9	$857.8
As of September 30, 2021, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $32.5 million of availability. See Note 7 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 9 — Stockholders' Deficit. On July 21, 2021, the proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Existing Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Existing Credit Facilities were terminated.
The Company recorded a loss on early extinguishment of debt of $43.9 million which included $16.5 million of prepayment call premium and $27.4 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $7.0 million.
Credit Ratings
As of July 7, 2021, our credit rating from Moody's was upgraded from B3 with a negative outlook to B2 with a stable outlook and our credit rating from S&P was unchanged at B with a stable outlook. Our credit ratings, among other factors, allowed us to access financing on more favorable terms and conditions. The Company does not have rating triggers associated with its New Credit Agreement or its regulatory capital requirements.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020	2021 vs 2020
Net cash (used in) provided by operating activities	$(0.6)	$52.2	$(52.8)
Net cash used in investing activities	(31.4)	(30.6)	(0.8)
Net cash used in financing activities	(11.5)	(5.5)	(6.0)
Net change in cash and cash equivalents	$(43.5)	$16.1	$(59.6)
Cash Flows from Operating Activities
For the nine months ended September 30, 2021, net cash used in operating cash activities increased by $52.8 million primarily due to the $55.0 million payment to the Government pursuant to the Amended DPA.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities increased by $0.8 million, primarily due to an increase in capital expenditures.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities increased by $6.0 million, primarily due to the net impact of the ATM Program and transactions related to the recent refinancing of our Existing Credit Facilities.

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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2021. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2020 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.3*
Letter Agreement Amendment dated August 9, 2021, to Credit Agreement, dated as of July 21, 2021, by and between MoneyGram International, Inc., as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on July 26, 2021).

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

MoneyGram International, Inc.
(Registrant)

October 29, 2021	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)