Form 10-K
period 2021-12-31
MONEYGRAM INTERNATIONAL INC
filed 2022-02-25
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2021.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood St., 15th Floor, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code
(214) 999-7552
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MGI	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $884.6 million.
90,725,982 shares of common stock were outstanding as of February 23, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Annual Report on Form 10-K ("2021 Form 10-K") and is not a complete list of all the defined terms used herein.

Abbreviation	Term
ATM Program	At-the-market equity offering program
BEAT	Base erosion and anti-abuse tax
CFPB	Consumer Financial Protection Bureau was created by the Dodd-Frank Act to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services, in the U.S.
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through one of the Company's digital properties such as moneygram.com, the native mobile application or virtual agents
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DPA
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania, as amended.

Face Value	Principal amount of each completed transaction, excluding any transaction fees
FCPA	Foreign Corrupt Practices Act
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
GFT	Global Funds Transfer
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MGO	MoneyGram Online
Moody's	Moody's Investor Service
MPSI	MoneyGram Payment Systems, Inc.
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
ODL	On Demand Liquidity
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Receiver	Person receiving a money transfer transaction
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
Ripple Warrants	Warrants issued by the Company in connection with the SPA with Ripple
ROU	Right-of-use

SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
SPA	Securities Purchase Agreement
USDC	USD Coin
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania
TCJA	Tax Cuts and Jobs Act

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This 2021 Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “intends,” “continues,” “will,” “should,” “could,” “may,” “might,” “would,” “goals,” “predicts,” “potential,” “target,” “forecast,” “outlook,” “currently,” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management's current expectations, beliefs and assumptions as of the date of this report, are not historical facts or guarantees of future performance and are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control due to a number of factors. These factors include, but are not limited to:
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
•our capital structure;
•unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors;
•risks relating to the proposed Merger (as defined herein), including the possibility that the consummation of the Merger could be delayed or not completed, and the effect of announcement or pendency of the Merger on our business; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2021 Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

PART I.

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, "MoneyGram," the "Company," "we," "us" and "our") is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable family and friends to quickly and affordably send money in more than 200 countries and territories with over 100 countries digitally-enabled as of December 31, 2021. The innovative MoneyGram platform leverages its leading distribution network, global financial settlement engine, cloud-based infrastructure with integrated APIs and its unparalleled compliance program to enable seamless and secure transfers around the world. Whether through our mobile application, moneygram.com, integration with account deposit and mobile wallets, kiosks, or any one of the more than 430,000 agent locations around the globe, we connect consumers, primarily those who may not be fully served by other financial institutions, in any way that is convenient for them. As an alternative financial services company, we provide individuals with essential services to help them meet the financial demands of their daily lives. Our growing direct-to-consumer digital business, our Retail Channel centered around our global distribution network, our emerging embedded finance business for enterprise customers and MoneyGram-as-a-Service, enable the Company to serve the entire remittance market. Given strong mobile P2P market growth rates, our direct-to-consumer digital business is a growth engine for the Company as our digital capabilities enable us to serve new customer segments who utilize our platform to transfer money around the world.
Our money transfer services are our primary revenue driver, but MoneyGram has additional offerings which include bill payment services, money order services and official check processing. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. MoneyGram provides call center services 24 hours per day, 365 days per year and provides customer service in dozens of languages.
The MoneyGram® brand has name recognition throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the red Globe design logo, MoneyGram FastSend, ExpressPayment and AgentWorks, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference in this 2021 Form 10-K.
We conduct our business primarily through our wholly-owned subsidiary, MoneyGram Payment Systems, Inc. ("MPSI"), under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003. Through the Company's predecessors, we have been in operation since 1940.
Recent Developments
On February 14, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Mobius Parent Corp., a Delaware corporation ("Parent") and an affiliate of Madison Dearborn Partners, LLC ("Madison Dearborn"), and Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub").
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"). Following the Merger the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash. Consummation of the Merger is subject to the satisfaction or, if permitted by law, waiver by Parent, the Company or both of a number of conditions, including, among other things, (a) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock, (b) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (c) the receipt of required approvals with respect to money transmitter licenses and applicable foreign investment and competition laws, (d) the absence of any material adverse effect on the Company's business and (e) other customary closing conditions. The Merger Agreement contains certain termination rights for the parties, including the right of the parties, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by February 13, 2023 (the "End Date"), although the End Date may be extended to May 14, 2023 in certain circumstances to obtain required money transfer approvals. The terms of the Merger Agreement did not impact the Company's Consolidated Financial Statements as of and for the year ended December 31, 2021.

Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2021	2020	2019
GFT
Money transfer	93%	91%	87%
Bill payment	3%	4%	5%
FPP
Money order	3%	3%	4%
Official check	1%	2%	4%
Total revenue	100%	100%	100%
See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 — Segment Information of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional financial information about our segments and geographic areas.
During 2021, 2020 and 2019, our 10 largest agents accounted for 26%, 30% and 32%, respectively, of total revenue and 26%, 31% and 34%, respectively, of GFT segment revenue. Walmart Inc. ("Walmart") is our only agent that accounts for more than 10% of our total revenue. In 2021, 2020 and 2019 Walmart accounted for 11%, 13% and 16% of total revenue, respectively. In 2021, 2020 and 2019 Walmart accounted for 10%, 13% and 16% of GFT segment revenue, respectively.
GFT Segment
The GFT segment is our primary revenue driver, providing global money transfer services and bill payment services principally as an alternative to banking services in more than 200 countries and territories around the world. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices, banks and other financial institutions. We also offer digital solutions such as moneygram.com, mobile app solutions, account deposit and kiosk-based services. Additionally, we have limited Company-operated retail locations.
In October 2021, we entered into a partnership with The Stellar Development Foundation ("SDF"), a non-profit organization that supports the development and growth of Stellar, an open-source public blockchain that allows money to be tokenized and transferred anywhere in the world. MoneyGram's network, integrated with the Stellar blockchain and facilitated through Circle's USD Coin (USDC), enable cash funding and payout in local currency for consumers using USDC.
We continue to focus on the growth of our GFT segment for outbound transactions originating in the U.S. and those originating outside of the U.S. Sends originated outside of the U.S. generated 58% in 2021, 55% in 2020 and 52% in 2019 of our total revenue and 60% in 2021, 59% in 2020 and 57% in 2019 of our total GFT segment revenue. In 2021, our GFT segment had total revenue of $1.2 billion.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different "send" and "receive" currencies. We have Corridor pricing capabilities that provide us flexibility when establishing consumer fees and non-U.S. dollar exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating and receiving the transaction earn a commission that is generally based on a percentage of the fee charged to the consumer, or in certain cases a fixed commission. When a money transfer transaction is initiated at a MoneyGram-owned store or via our online platform, typically only the agent receiving the transaction earns a commission.
In certain countries, we have multi-currency technology that allows consumers to choose a currency when initiating or receiving a money transfer. The currency choice typically consists of local currency, U.S. dollars and/or euros. These capabilities allow consumers to know the amount that will be received in the selected currency.
Retail Channel
As of December 31, 2021, our money transfer agent network had more than 430,000 locations. Our network includes agents such as international post offices, banks and broader financial services, as well as large and small retailers. Additionally, we have a limited number of Company-owned and operated retail locations in Western Europe. Some of our agents outside the U.S. manage sub-agents that offer MoneyGram branded services. We refer to these agents as super-agents. Although the sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve, and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Typically, retail send transactions are funded in cash. In retail receive transactions, the funds are available for the designated recipient to collect usually within 10 minutes at any MoneyGram agent location.
As of December 31, 2021, in over 90 countries, the designated recipient may also receive the transferred funds via a deposit to the recipient's bank account or mobile wallet account.
Digital Channel
We offer money transfer services through our Digital Channel which includes MGO (our direct-to-consumer business), digital partners, direct transfers to bank accounts, mobile wallets and debit card solutions such as Visa Direct. MGO is available in 37 countries and territories as of December 31, 2021. Through our Digital Channel, consumers can send money from the convenience of their own homes to any of our agent locations worldwide, a recipient's bank account or a recipient's mobile wallet. MGO consumers can fund their transactions from their bank accounts, debit cards, or credit cards. MGO, the Company’s single largest generator of money transfer transactions, maintains three of its individual country sites on the Company’s top 10 list of money transfer generating sources. In 2021, MGO’s U.S. site became the Company's largest source of money transfer revenue in the world, surpassing Walmart. Cross-border money transfer transactions through MGO grew 57% in 2021 compared to the prior year.
We also offer money transfer services via digital partners, which enable our partners’ customers to send international money transfers online or through a mobile device to any MoneyGram pay-out location or directly to a recipient’s bank account or mobile wallet through the MoneyGram platform.
Transfers directly to bank accounts and mobile wallets are the third main component of our Digital Channel. Through the MoneyGram platform, customers had direct access to over 4.0 billion accounts in over 90 countries as of December 31, 2021. Total digital transactions represented 34% of money transfer transactions for the year ended December 31, 2021.
Bill Payment Services — Bill payment revenues are generated primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our digital solutions.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or through moneygram.com. We offer consumers same-day and two- or three-day payment service options; the service option is dependent upon our agreement with the biller. We offer payment options to over 12,000 billers in key industries, including the ability to allow the consumer to load or reload funds to over 500 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
Marketing — The global marketing organization employs an omnichannel approach that tailors our brand message to each specific market, culture and consumer preferences. The organization is increasingly focusing on search related digital marketing tactics to reach consumers on their computers and mobile devices. Our marketing strategy also includes our MoneyGram Plus Rewards loyalty program that gives consumers the benefit of earning discounts on future transactions and special promotions available only to loyalty members.
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
Competition — The market for money transfer and bill payment services is very competitive on a regional and global basis. We generally compete on customer experience, price, the ability to conduct both digital and cash transactions, the convenience of multiple payout options across a broad global network in over 200 countries & territories, commission payments, customer loyalty program initiatives and marketing efforts.
Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the cross-border money transfer industry is The Western Union Company ("Western Union"), which also competes with our bill payment services and money order businesses. Additionally, Walmart has a white-label money transfer service, operated by a competitor of MoneyGram, that allows consumers to transfer money between Walmart U.S. store locations. In 2018, Walmart launched Walmart2World, Powered by MoneyGram, a new white-label money transfer service that allows customers to send money from Walmart in the U.S. to any MoneyGram location in the world. On November 4, 2019, Walmart announced that the white-label money transfer service would now be joined by other brands in becoming part of a marketplace of money transfer services at Walmart stores across the U.S. On January 19, 2021, Walmart informed us that they had entered into a new agreement that would enable Western Union money transfer, bill payment and money order services at U.S. Walmart locations.
We expect to encounter increasing competition as digitally-focused new entrants seek to grow revenue through customer acquisition initiatives focused on specific Corridors, but we believe we will continue to differentiate against the competition by competing on a global scale, addressing the entire remittance market by offering digital and cash capabilities and delivering a superior customer experience in addition to continuing to be a fintech innovator and a leader in protecting consumers through our unparalleled compliance engine and variety of product offerings.
Seasonality — A larger share of our annual money transfer revenues traditionally occurs in the second and fourth quarters as a result of major global holidays falling during these periods, in addition to seasonal travel patterns throughout the world.
FPP Segment
Our FPP segment provides money orders to consumers through our agents and financial institutions located throughout the U.S. and Puerto Rico and provides official check outsourcing services for banks and credit unions across the U.S.
In 2021, our FPP segment generated revenues of $54.8 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our "investment portfolio." Our investment portfolio consists of low risk, highly liquid bank deposits that earn a market rate of return for similar investments.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for approximately eight days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2021, we issued money orders through our network of over 9,800 agents and financial institutions located in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2021, we provided official check outsourcing services through 630 financial institutions at over 6,400 branch bank locations.
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
Anti-Money Laundering Compliance
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
Sanctions Compliance
In addition to anti-money laundering laws and regulations, our services are subject to sanctions laws and regulations promulgated by OFAC and other jurisdictions in which our services are offered. These sanctions laws and regulations require screening of transactions against government watch-lists, including but not limited to, the watch-lists maintained by OFAC and prohibit transactions in, to or from certain countries, governments, individuals and entities. Sanctions regimes may also impose limitations on amounts that may be transferred by a consumer to or from a jurisdiction at any one time or over specified periods of time, requiring aggregation over multiple transactions, as well as transactional and other reporting to a government agency.

Money Transfer and Payment Instrument Licensing
In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions, exercise authority over certain aspects of our business and regularly examine us and our business.
Our primary overseas operating subsidiary, MoneyGram International SRL, is a licensed payment institution under the National Bank of Belgium pursuant to the European Union Payment Services Directive ("PSD"). The Company, through its subsidiaries, is also licensed in other jurisdictions including the United Kingdom, Mexico and Canada. In 2016, the PSD was amended by a revised Payment Services Directive ("PSD2"), which was implemented in the national law of the member states during or prior to January 2018 and was further amended by the 4th and 5th Anti-Money Laundering Directives in the European Union. Among other changes, the PSD2, as amended, has increased the supervisory powers granted to member states with respect to activities performed by us and our agents in the European Union. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. The financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.
Licensing requirements in the U.S. and abroad may include minimum net worth requirements, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or "permissible investments" in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered "permissible investments" vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
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
Human Capital
Global Talent — At MoneyGram, our people are our most important asset and the success of our global talent (human capital) is essential to the success of our Company. As of December 31, 2021, we employed 898 employees in the U.S. and 2,174 employees globally.
Attracting, recruiting, developing and retaining diverse talent enables us to build a strong and dynamic company. We are focused on supporting our employees across the full employee lifecycle from candidate recruitment through the full employee experience. We have implemented a variety of global and local programs designed to promote employee wellness, particularly during difficult times such as the recent COVID-19 pandemic. For example, in 2020, we worked with our employees to provide a fully virtual work place, accommodating school, family and health needs of our employees, offering additional training, work-from-home flexibility and increased mental health support through our employee assistance program and our benefits partners. In 2021, we allowed all global employees to determine whether they wanted to return to the office full time, partially, or become permanently virtual employees. We also gave employees greater autonomy over their working hours to better accommodate their personal lives.

Employee Engagement — At MoneyGram, we provide a variety of employee engagement programs designed to ensure that our employees have a voice in their future and are engaged in our business. We solicit direct employee feedback related to new proposals and programs, and we also have a robust engagement team (“The Red Team”) with representatives across all of our regions and offices, with a focus on employee volunteerism and community service opportunities. We host monthly employee engagement forums and Lunch and Learn discussion on a variety of personal and Company development topics. We also work to keep our employees updated on Company opportunities and developments through quarterly Town Hall meetings with our CEO and full executive leadership team. We offer two paid Community Service days per year where all employees are encouraged to spend time volunteering within their communities.
Talent Acquisition and Development — As a leading FinTech and digital payments company, we compete for top global talent around the world. We value our employees for who they are as individuals, and we believe that a strong culture focused on respect for each employee as a valuable individual is essential to the successful acquisition, retention and development of diverse talent. To that end, we focus on inclusive hiring, employee development, positive coaching and mentorship and internal and external educational opportunities. We have a robust in-house training program, and we likewise provide opportunities for formal and informal continuing education participation for our employees across their respective areas of expertise. Whether it is through tuition reimbursement, Company-paid certification courses, outside or internal continuing education or simply department-led trainings, we invest in our employees’ development.
Employee Wellness — We value our employees and work to provide competitive programs to support the total wellness of our employees, including resources, programs and services to support our employees’ physical, mental and financial wellness. We provide a variety of benefits to our employees globally, including a choice of comprehensive health insurance plans, fully-paid maternity and family leave, vacation and holiday time off and retirement planning and financial well-being services in addition to retirement savings opportunities. We also provide fully paid employee time off for employee volunteerism and community service and provide community service opportunities for our employees who wish to participate. We also offer a global virtual, interactive wellness program for all employees. We offer a number of Company-funded as well as optional benefits and discounts for our employees, from a variety of life, disability and critical care programs, pet insurance, legal services plans, rideshare and transportation opportunities and discount insurance packages. We are constantly reviewing and improving our global benefits packages across all markets to ensure that we are providing our employees the most competitive package of benefits to meet the needs of employees and families.
Diversity, Equity & Inclusion ("DEI") — Our focus on diversity, inclusion, equity, has grown from a corporate social responsibility program to a full DEI and Social Impact program. MoneyGram has boasted an inclusive and non-discriminatory workplace long before it was legally mandated and our commitment to principles of diversity, equity and inclusion extend to our recruiting practices, or our vendors and trading partners, our employee experiences and our community service activities. MoneyGram engages in global programs to promote hiring of disabled employees, as well as a focus on racial, religious, ethnic and gender diversity. We are committed to providing an inclusive workplace, with specific focus on providing opportunities to all of our global workforce. We are committed to equal pay for equal work, inclusive leadership opportunities and intentional focus on creating a workplace that celebrates and embraces our employees for who they are in all aspects of their lives.

Executive Officers of the Registrant
W. Alexander Holmes, age 47, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from February 2014 to December 2015 and Executive Vice President and Chief Financial Officer from March 2012 to January 2014. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union's Benelux region from its offices in Amsterdam.
Lawrence Angelilli, age 66, has served as Chief Financial Officer since January 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer from 2014 to 2016. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator. Prior to 1998, Mr. Angelilli held senior corporate finance positions at NationsBank Corporation and Chrysler Financial Corporation.
Hilary Jackson, age 41, has served as the Chief Operating Officer since April 2021. Prior to that, from November 2019 to April 2021, Ms. Jackson served as the Chief Operating Officer for Selene Holdings, a residential mortgage servicing company. Prior to joining Selene, Ms. Jackson held multiple executive roles at Capital One from November 2014 to October 2019, including Head of Technology for Top of House Products within Capital One’s Financial Services division and Head of Home Loans Servicing. Ms. Jackson also spent 12 years at Bank of America, where she provided executive leadership in the mortgage lines of business. Within mortgage servicing, she led risk assessment and analytics, horizontal business controls, business transformation, strategic implementation, program management and loss mitigation operations. She also held executive leadership roles within the mortgage originations and sales organizations. Ms. Jackson started her career as a financial analyst with a nationwide medical practice management company. She holds a Bachelor of Business Administration in Finance from Texas A&M University – Commerce and a Master of Business Administration degree from Texas Tech University.
Robert L. Villaseñor, age 51, has served as General Counsel and Corporate Secretary since October 2019. He joined the Company in July 2018 as Associate General Counsel, Corporate and Securities and Assistant Secretary. He has over 20 years of experience representing public companies on a broad range of legal issues including public reporting, lending and capital markets transactions, mergers and acquisitions, strategic investments and various commercial matters. Prior to MoneyGram, he worked in the Corporate and Securities Group at Starbucks Corporation from 2012 to 2018. Prior to Starbucks, he served as the chief corporate and securities attorney at two other public companies. He began his career in private practice at the law firm of Gibson, Dunn & Crutcher LLP working in the areas of mergers and acquisitions and capital markets.
Grant A. Lines, age 57, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to joining the Company, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation's ANZ business, a global payment processing company, from September 2008 to February 2011.
Andres Villareal, age 57, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 29 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.
Anna Greenwald, age 44, was named Chief Readiness Officer in March 2021. In this role, she leads global customer care and agent operations units, go-to-market strategy, agent oversight and engagement, and global regulatory exam readiness. Since joining MoneyGram in July 2011, Ms. Greenwald has held positions in Product, Technology and Operations. Prior to MoneyGram, she worked for Boston Scientific, a manufacturer of medical devices, Qumu, an enterprise video platform for live and on-demand videos, and other leading technology companies. She has led business model transformations, global expansion initiatives, managed merger activities and oversaw compliance remediation efforts. Ms. Greenwald holds a Master of Business Administration from the University of Colorado, a Master of Science from Metropolitan State University and a Bachelor of Science from Minnesota State University.

Available Information
Our website address is www.moneygram.com. The information on our website is not part of this 2021 Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5 and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (ir.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which may be found at www.sec.gov.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in the 2021 Form 10-K or our other filings with the SEC could have a material impact on our business, prospects, financial condition or results of operations.
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
The announcement and pendency of the proposed Merger could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):
•customers, agents or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us;
•our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;
•the Merger Agreement restricts us from engaging in certain actions without the consent of Parent, including, among other things, subject to certain exceptions, acquiring other businesses and assets, selling, transferring or licensing our assets, making investments, making capital expenditures, repurchasing or issuing securities and incurring indebtedness; these restrictions could prevent or delay us from pursuing business opportunities that may arise prior to the consummation of the Merger and result in our inability to respond effectively and timely to competitive pressures, industry developments, developments relating to our customers and agents; and
•the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business; and.
•there may be litigation relating to the Merger, or injunctions or governmental orders initiated by a governmental entity restraining, enjoining or prohibiting the consummation of the Merger, and there may be costs related thereto.
The proposed Merger may not be completed within the timeframe we anticipate or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the proposed Merger will be consummated or consummated in the timeframe or manner currently anticipated including, among other things, due to the “go-shop” provision contained in the Merger Agreement that permits us to solicit alternative acquisition proposals from third parties during a 30-day period. Completion of the Merger is subject to a number of conditions, such as the receipt of regulatory approvals, including approvals with respect to money transmitter licenses, and shareholder approval, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived (as applicable). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in recommendation of our Board of Directors and a termination of the Merger Agreement by us to accept a “Company Superior Proposal” (as defined in the Merger Agreement).
These conditions to closing are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2022. In addition, while the Merger is not subject to a financing condition, Parent will need to receive equity and debt financing, as it has obtained such financing commitments, in order to satisfy its payment obligations and pay other costs and expenses related to the Merger. Further, any delay in completing the Merger could cause us or the combined company not to realize some or all of the benefits that the parties expect us or the combined company to achieve in connection with the Merger.

If the transaction is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs, expenses and fees related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our shareholders and other investors, employees, agents and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay a termination fee. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. If the Merger is not consummated for any reason, holders of our common stock will not receive the Merger Consideration for their shares in connection with the Merger. Instead, our common stock will continue to be listed and traded on the Nasdaq and registered under the Exchange Act, and we will continue to file periodic reports with the SEC on account of our common stock.
Risks Related to Our Business and Industry
The COVID-19 outbreak, declared a pandemic by the World Health Organization, is ongoing both in the United States and globally and has adversely affected and may continue to materially adversely affect, our business operations, financial condition, liquidity and cash flow. The extent to which the COVID-19 pandemic will further impact our business depends on future developments, which are highly uncertain and difficult to predict.
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
It is impossible to predict the scope and duration of the impact of the pandemic on our business as the situation is ever evolving and there are a number of uncertainties related to this pandemic. These uncertainties include, but are not limited to, the potential adverse effect on the global economy, our agent network, travel and transportation services, our employees and customers. Even though some governments lifted some restrictions on citizens and businesses during the second half of 2020, the resulting economic impact of COVID-19 could still continue to negatively impact our business and the recent resurgence of COVID-19 cases (including due to variant strains) could result in further lockdowns and shelter-in-place orders by governments. The extent to which the COVID-19 pandemic will further impact our business depends on future developments, which are highly uncertain and difficult to predict, and accordingly, as the COVID-19 situation continues to evolve, additional adverse effects may arise that are currently unknown. All of these effects discussed above could have a material adverse effect on our near-term and long-term business operations, revenues, earnings, financial condition, liquidity and cash flows.
We face intense competition, and if we are unable to continue to compete effectively for any reason, including due to our enhanced compliance controls, our business, financial condition and results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. Money transfer, bill payment and money order services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our money transfer products compete with a variety of financial and non-financial companies, including banks, card associations, web-based services, payment processors, informal remittance systems, consumer money transfer companies and others. The services are differentiated by features and functionalities, including brand recognition, customer service, reliability, distribution network and options, price, speed and convenience. Distribution channels such as online, mobile solutions, account deposit and kiosk-based services continue to evolve and impact the competitive environment for money transfers. The electronic bill payment services within our GFT segment compete in a highly fragmented consumer-to-business payment industry. Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
Our future growth depends on our ability to compete effectively in money transfer, bill payment, money order and official check services. For example, if our products and services do not offer competitive features and functionalities or if we do not keep up with technological advances, we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business, financial condition and results of operations. For example, transaction volume where we face intense competition could be adversely affected by pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial condition and results of operations. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
In addition, our enhanced compliance controls have negatively impacted and may continue to negatively impact, our revenue and net income. In 2018 we launched enhanced compliance measures representing the highest standards in the industry, including new global customer verification standards for all money transfer services, which have significantly increased our operating expenses. While these measures have resulted in a decline in fraud rates, they have negatively impacted and may continue to negatively impact, our revenue and net income. Such impacts could adversely affect our financial condition and results of operations in the short term and may also adversely affect our financial condition and results of operations in the long term if transaction volumes do not increase sufficiently.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2021 and 2020, our ten largest agents accounted for 26% and 30%, respectively, of our total revenue. Our largest agent, Walmart, accounted for 10% and 13% of our total revenue in 2021 and 2020, respectively. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions, reduce their locations or allow our competitors to use their services (e.g. Ria and Western Union in Walmart), our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white-label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
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
The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property and could result in financial, legal, business and reputational harm to us.
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
MoneyGram is subject to compliance with U.S. anti-money laundering laws, the Bank Secrecy Act, the Dodd-Frank Act, FCPA, PSD2 and numerous international laws and regulations. Failure to comply with these laws could result in material settlements, fines, penalties and increased operating costs, all of which may adversely affect our business, financial condition and results of operations.
Our business is subject to certain regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, the Bank Secrecy Act and anti-money laundering laws in other countries in which we operate, particularly in the European Union. We are subject to sanctions laws and regulations, promulgated by OFAC. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheatment laws, privacy and data protection laws and anti-bribery laws. Many of these laws are evolving, with requirements that may be unclear and inconsistent across jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as other jurisdictions. During 2017 and 2018, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering. We are also subject to regulatory oversight and enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network. Any determination that we have violated any anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company are subject to direct supervision by the CFPB and are required to provide additional consumer information and disclosures, adopt error resolution standards and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices and new model disclosures. We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act's prohibition against unfair, deceptive or abusive acts or practices. The CFPB's authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to periodic examination by the CFPB.
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. Between 2016 and 2021, there has been an increase in regulatory reviews and enforcement actions taken by the U.S. and other regulators related to anti-bribery laws, along with increased scrutiny on payments to and relationships with, foreign entities and individuals.
We are also subject to the PSD2, as amended by the 4th and 5th Anti-Money Laundering Directives in the EU, which governs the regulatory regime for payment services in the European Union and similar regulatory or licensing requirements in other jurisdictions. The PSD2 and other international regulatory or licensing requirements may impose liability on us for the conduct of our agents and the commission of third-party fraud utilizing our services. If we fail to comply with the PSD2 or such other requirements, we could be subject to fines or penalties or revocation of our licenses, which could adversely impact our business, financial condition and results of operations.
Violation of laws or regulations by our agents could adversely affect our business, financial condition and results of operations.
In some cases, we could be liable for the failure of our agents or their subagents to comply with laws and regulations. As a result, the risk of adverse regulatory action against the Company related to the actions of its agents or their subagents, the cost to monitor our agents and their subagents has increased. In addition to fines and penalties, a failure by us or our agents to comply with applicable laws and regulations could seriously damage our reputation resulting in diminished revenue and profit, increased operating costs, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the discretion of administrative enforcement agencies.
In certain cases, regulations may provide administrative discretion regarding enforcement, and regulations may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. For example, policymakers may impose heightened customer due diligence requirements or other restrictions, fees or taxes on remittances. Additionally, we have been subject to ongoing investigations and enforcement-related inquiries by the NYDFS and CFPB, respectively. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute certain services and the costs of providing those services.
Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.
We have been and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past and may be in the future, the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers' confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.
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

We have outstanding indebtedness in the form of Senior Secured Notes and a credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On July 21, 2021, we (i) completed a private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the "notes") and related guarantees (the "notes offering") and (ii) entered into a new credit agreement (the "New Credit Agreement") with the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.
The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the "Term Loan") and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million (the "Revolving Credit Facility" and, together with the Term Loan, the "New Credit Facilities"). In December 2021, we added additional $7.50 million capacity to our Revolving Credit Facility bringing the total Revolving Credit Facility to $40.0 million.
As of December 31, 2021, we had $799.0 million in debt, including $415.0 million under the notes and $384.0 million outstanding under the Term Loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:
•affecting our ability to satisfy our obligations under the notes and New Credit Agreement;
•requiring a significant portion of our cash flows from operations to be dedicated to interest and principal payments, which may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•impairing our ability to obtain additional financing in the future;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•increasing our vulnerability to downturns in our business, our industry or the economy in general, including any such downturn related to the impact of the COVID-19 pandemic.
Further, the Indenture governing the terms of the notes contains covenants limiting the ability of MoneyGram and certain of our subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability to pay dividends to or make certain intercompany transfers; transfer or sell assets; merge or consolidate, and; enter into certain transactions with affiliates.
The New Credit Agreement also contains certain financial covenants and certain negative covenants, including limitations on liens, asset sales, consolidations and mergers, acquisitions, investments, indebtedness, transactions with affiliates and payment of dividends.
These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the notes and the New Credit Agreement will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the New Credit Agreement, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the New Credit Agreement and we may be required to obtain waivers or amendments to the New Credit Agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.
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
The Term Loan and the Revolving Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at an alternative to the base may be adversely impacted, and the costs associated with any potential future borrowings may increase.
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
Extended periods of economic disruption and high inflation could have an adverse effect on our business. Inflation in the United States climbed to its highest level in 40 years at the end of 2021. Significant inflation can impact our results of operations and financial condition by increasing interest rates and the cost of labor, equipment, and other expenses. In a highly inflationary environment, we may be unable to increase prices for our offerings to offset the corresponding increase to operating costs, which may impact our margins. Further, catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, could lead to extended periods of economic disruption.
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
Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies including but not limited to the COVID-19 pandemic) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Specifically, since the start of the COVID-19 pandemic, many governments have initiated, resumed or extended social distancing rules, lockdowns or shelter-in-place orders resulting in the inability of many individuals to migrate or work abroad, which has impacted our business. The resulting economic impact of prior and ongoing COVID-19 governmental lockdown orders could continue to negatively impact our business. Furthermore, continuing increases in COVID-19 cases occurring now or in the future could result in a return to lockdowns and shelter-in-place orders by governments which could negatively impact our business.
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
We provide money transfer services between and among more than 200 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:
•changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East, Europe and other regions;
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
•possible fraud or theft losses and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;
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
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents' or vendors' systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers' confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system and give the agent a right to collect damages or engage other providers and, in extreme situations, a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

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
•In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents and to the recovery of a significant portion of our investment portfolio. A substantial portion of our cash, cash equivalents and interest-bearing deposits are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit.
•Our Revolving Credit Facility is one source of funding for our corporate transactions and liquidity needs. If any of the lenders participating in our Revolving Credit Facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.
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
Moreover, we have made and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2021, we had credit exposure to our agents of $346.1 million in the aggregate spread across 6,048 agents.
Financial institutions, which are utilized to conduct business for our FPP segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2021, we had credit exposure for official checks and money orders conducted by financial institutions of $357.1 million in the aggregate spread across 1,116 financial institutions. In addition, we maintain balances in banks and digital asset exchanges around the world for our money transfer business. The deposits in these institutions may not have balance protection and, in the case of digital asset exchanges, may not be subject to regulation.
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
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If any other court of competent jurisdiction were to find our exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our leased corporate offices are located in Dallas, TX. We have a number of offices leased in more than 30 countries and territories around the world including, but not limited to: U.S., United Kingdom, Poland and United Arab Emirates. These offices provide operational, sales and marketing support and are used by both our GFT Segment and our FPP Segment. We believe that our properties are sufficient to meet our current and projected needs. We periodically review our facility requirements and may acquire new facilities, or modify, consolidate, dispose of or sublet existing facilities, based on business needs.

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol "MGI." As of February 23, 2022, there were 6,914 stockholders of record of our common stock.
On November 6, 2021, our Board of Directors has authorized the repurchase from time to time, on the open market and in private-negotiated transactions, shares of common stock. The aggregate repurchases of common stock, inclusive of any prior repurchase authorizations previously remaining, shall not exceed $50.0 million in the aggregate, exclusive of any fees, commissions or other expenses related to such repurchases. The Company is subject to limitations in our debt agreements on the amount of shares it may repurchase. Common stock tendered to, or withheld by, the Company in connection with the exercise of stock options or vesting of restricted stock units is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2021, the Company repurchased 1,023,209 shares or $6.1 million in common stock and has remaining authorization to repurchase $43.9 million in common stock. The Merger Agreement contains certain restrictions that limit the Company's ability to make repurchases.
During the three months ended December 31, 2021, the Company repurchased 1,023,209 common shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2021 - October 31, 2021	—	—	—	—
November 1, 2021 - November 30, 2021	1,023,209	$5.99	1,023,209	$43.9
December 1, 2021 - December 31, 2021	—	$—	—	$43.9
Total	1,023,209		1,023,209
STOCKHOLDER RETURN PERFORMANCE
The Company's peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. The old peer group is composed of the following companies: Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., International Money Express, Inc., PayPal Holdings, Inc., and Western Union. The new peer group includes Block, Inc. in addition of the old peer group.

The following graph compares the cumulative total return from December 31, 2016 to December 31, 2021 for our common stock, our new and old peer groups of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our new and old peer groups and the S&P 500 Index on December 31, 2016, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends.
The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
MoneyGram International, Inc.	$100.00	$111.60	$16.93	$17.78	$46.27	$66.81
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
New Peer Group	$100.00	$158.12	$183.14	$251.93	$433.56	$342.03
Old Peer Group	$100.00	$153.29	$171.02	$241.79	$375.11	$299.90

Item 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes contained in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and under the caption Risk Factors in Part I, Item 1A of this 2021 Form 10-K.
The comparisons presented in this discussion refer to the prior year, unless otherwise noted. For a discussion on the comparison between fiscal year 2020 and fiscal year 2019 results, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. This discussion is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
OVERVIEW
MoneyGram is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, kiosks, or any one of the hundreds of thousands of agent locations in over 200 countries and territories, with over 100 now digitally enabled, the innovative MoneyGram platform connects consumers in ways designed to be convenient for them. In the U.S. and in select countries and territories, we also provide bill payment services, issue money orders and process official checks. We primarily offer our services and products through our Digital Channel and third-party agents. The Digital Channel includes MGO (our direct-to-consumer business), digital partners, direct transfers to bank accounts, mobile wallets and debit card solutions such as Visa Direct. Third-party agents include retail chains, independent retailers, post offices and financial institutions. MoneyGram also has a limited number of Company-operated retail locations. Launched in April 2021, MoneyGram’s emerging embedded finance business for enterprise customers, MaaS, enables other companies to access MoneyGram’s global money transfer network and leverage the Company’s core capabilities as productized service offerings to meet their various business needs and quickly add services and scale.
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 430,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 93% of total revenue for the year ended December 31, 2021. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
COVID-19 Update
The global spread and unprecedented impact of COVID-19 and its variants, is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak is global and has impacted all the countries in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate. Variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity. Several countries and municipalities mandated closures of their borders and incorporated shelter-in-place orders in 2021.
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation has been different on a country by country basis. The impact of COVID-19 in 2021 and beyond will depend on the duration and severity of economic conditions resulting from the crisis, its impact on public health, immigration, public policy actions, vaccination rates and expansion and duration of returns to lockdowns and shelter-in-place orders by governments, as well as changes in consumer behavior over the long term.
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
Business Environment
The competitive environment continues to change as both established players and new, digital-only entrants work to innovate and deliver an affordable and convenient customer experience to win market share. Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a number of small niche money transfer service providers that serve select regions. We generally compete on the basis of customer experience, price, agent commissions, brand awareness and convenience.
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

Recent Developments
On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of Madison Dearborn, and Merger Sub.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash. Consummation of the Merger is subject to the satisfaction or, if permitted by law, waiver by Parent, the Company or both of a number of conditions, including, among other things, (a) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock, (b) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (c) the receipt of required approvals with respect to money transmitter licenses and applicable foreign investment and competition laws, (d) the absence of any material adverse effect on the Company's business and (e) other customary closing conditions. The Merger Agreement contains certain termination rights for the parties, including the right of the parties, subject to specified limitations, to terminate the Merger Agreement is the Merger is not consummated by February 13, 2023, although the End Date may be extended to May 14, 2023 in certain circumstances to obtain required money transfer approvals. The terms of the Merger Agreement did not impact the Company's Consolidated Financial Statements as of and for the year ended December 31, 2021.
On January 5, 2022, we announced that we had completed a strategic minority investment in Coinme, a cryptocurrency cash exchange in the U.S. This venture, which gives us an approximate 2% ownership stake in Coinme, closed out Coinme's Series A financing round and provided MoneyGram with a direct ownership position.
On October 6, 2021, MoneyGram announced a partnership with the Stellar Development Foundation, a non-profit organization that supports the development and growth of the Stellar blockchain network and Circle Internet Financial Limited, a global financial technology firm that is the principal operator of USD Coin ("USDC"). MoneyGram's network, integrated with the Stellar blockchain and facilitated through Circle's USDC, will enable cash funding and payout in local currency for consumers using USDC. This offering provides consumers the ability to seamlessly convert USDC to cash, or cash to USDC and increases the utility and liquidity of digital assets while also enabling more consumers to participate in the digital economy. The impact of this partnership is expected to grow as more wallets and companies join the Stellar network.
On July 21, 2021, we entered into a New Credit Agreement with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed our previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the "Senior Secured Notes" or “notes”) and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year Term Loan in an aggregate principal amount of $400.0 million and (ii) a senior secured four-year Revolving Credit Facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million which was subsequently increased to $40.0 million in December 2021.
The proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Prior Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Prior Credit Facilities were terminated.
As a result of the implementation of this new long-term financing, we expect our interest expense to decline by approximately $47.0 million on an annualized basis and cash payments for interest to decline by approximately $36.0 million on an annualized basis.
In May 2021, MoneyGram launched a partnership with Coinme to enable the cash funding and payout of digital currency purchases and sales. The partnership, which utilizes MoneyGram's modern, mobile and API-driven payments platform and Coinme's proprietary cryptocurrency exchange and custody technology, was launched to bring bitcoin to thousands of new point-of-sale locations in the U.S.
In April 2021, the Company launched MoneyGram as a Service ("MaaS") to enable other companies to access MoneyGram’s leading global money transfer network through our powerful API-driven infrastructure and best-in-class technology. Enterprise customers can leverage the Company’s core capabilities as productized service offerings to meet their various business needs and quickly add services and scale.
The launch began with the successful integration of a partnership with Emergent Technology Ltd, the owner and operator of the G-Coin digital token, to enable quick and easy cash funding and payout of the purchase and sale of digital gold.
On January 11, 2021, MoneyGram committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the “2021 Organizational Realignment”). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute market-specific strategies. For the year ended December 31, 2021, the total expense for the 2021 Organizational Realignment was $9.1 million. The Company expects the 2021 Organizational Realignment to reduce operating expenses by approximately $18.0 million on an annualized basis. As of December 31, 2021, the Company has paid out substantially all costs related to the 2021 Organizational Realignment. See Note 3 — Reorganization Costs of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional information related to our 2021 Organizational Realignment.
Anticipated Trends
This discussion of trends expected to impact our business in 2022 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part I, Item 1A, Risks Factors of our 2021 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2021, MoneyGram focused on positioning the Company to better compete by delivering a differentiated customer experience, scaling our digital growth, being the preferred partner for cross-border transactions, capturing new revenue by monetizing our capabilities and continuing to improve the cost structure of the Company. Throughout 2021, we entered into a number of partnerships across a variety of areas such as blockchain and cryptocurrency.
Through 2022, we believe the industry will continue to see a number of trends: the growth of digital transactions, a competitive pricing environment, continuing focus on customer experience and a broader trend towards potential diversification of product and service offerings.
To position the Company to respond to these trends, our digital-first strategy is creating tremendous value for consumers and the Company’s strategy will continue to focus on growing our digital business. To address this new and evolving digital consumer, we expect to continue to invest in product innovation as we look to go deeper and wider in our consumer-direct digital offerings. We also plan to expand MGO to new countries, add new digital send partners and add more wallets and account deposit offerings.
As we grow our digital business, we will also focus on maintaining our global cash network. The cash receive network is important to millions of receivers around the world who rely on cash to support the urgent needs of their families; additionally, in many markets the cash network continues to provide benefit for those consumers that need to send cash.
Additionally, in 2022 we plan to further execute our strategy to lead cross-border payment innovation and blockchain-enabled settlement through growing our partnership with the Stellar Development Foundation as well as through other initiatives and partnerships.
We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge through 2022. Currency volatility, liquidity pressure on certain central banks, immigration restrictions and continuing immobility of labor throughout the world may also continue to impact our business. We anticipate continuing prioritization of our cost structure related to transactions and expect to remain price competitive across our product line.
For our FPP segment, we expect the decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our FPP, is dependent on the prevailing short-term interest rate environment in the United States. The Company would see a positive impact on its investment revenue if U.S. money market rates rise and conversely, a negative impact if interest rates decline.
Financial Measures and Key Metrics
This 2021 Form 10-K includes financial information prepared in accordance with U.S. GAAP as well as certain non-GAAP financial measures that we use to assess our overall performance.
U.S. GAAP Measures — We utilize certain financial measures prepared in accordance with U.S. GAAP to assess the Company's overall performance. These measures include fee and other revenue, commissions and other fee expense, fee and other revenue less commissions, gross profit, operating income and operating margin.
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should be viewed as a supplement to and not a substitute for, financial measures presented in accordance with U.S. GAAP and are not necessarily comparable with similarly named metrics of other companies. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. We believe that the non-GAAP financial measures enhance investors' understanding of our business and performance because they are an indicator of the strength and performance of ongoing business operations. The non-GAAP measures are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. They are also used by management in reviewing results of operations, forecasting, allocating resources or establishing employee incentive programs. The following are non-GAAP financial measures we use to assess our overall performance:
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions)	2021	2020
Revenue
Fee and other revenue	$1,275.8	$1,197.2
Investment revenue	7.8	20.0
Total revenue	1,283.6	1,217.2
Cost of revenue
Commissions and other fee expense	622.7	603.6
Investment commissions expense	0.9	3.6
Direct transaction expense	60.5	45.8
Total cost of revenue	684.1	653.0
Gross profit	599.5	564.2
Operating expenses
Compensation and benefits	227.8	223.8
Transaction and operations support	179.1	111.6
Occupancy, equipment and supplies	61.9	61.4
Depreciation and amortization	57.0	64.4
Total operating expenses	525.8	461.2
Operating income	73.7	103.0
Other expenses
Interest expense	69.5	92.4
Loss on early extinguishment of debt	44.1	—
Other non-operating expense	3.7	4.5
Total other expenses	117.3	96.9
(Loss) income before income taxes	(43.6)	6.1
Income tax (benefit) expense	(5.7)	14.0
Net loss	$(37.9)	$(7.9)

Revenue
Revenue increased by $66.4 million for the year ended December 31, 2021, due to an increase in GFT revenue of $77.9 million, partially offset by a decrease in FPP revenue of $11.5 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.

Cost of Revenue
Cost of revenue increased by $31.1 million for the year ended December 31, 2021, due to an increase in GFT cost of revenue of $33.9 million, partially offset by a decrease in FPP cost of revenue of $2.8 million. See the "Segments Results" section below for further discussions.
Compensation and Benefits
Compensation and benefits increased by $4.0 million for the year ended December 31, 2021, primarily driven by severance costs associated with the 2021 Organizational Realignment, partially offset by higher employee related expenses in the prior year.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges, the impact of non-U.S. dollar exchange rate movements on our monetary transactions and assets and liabilities denominated in a currency other than the U.S. dollar and Ripple market development fees and related transaction and trading expenses.
Transaction and operations support increased by $67.5 million for the year ended December 31, 2021, primarily due to:
•The absence of $38.3 million in net benefit from Ripple market development fees following the termination of the commercial agreement in the first quarter of 2021
•The absence of foreign exchange gains of $14.5 million, which primarily related to currency movements during the pandemic
•Reinstatement of expenses such as marketing in 2021
•An increase of $13.8 million in legal reserves. See Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 for additional information.
•Partially offset by lower compliance costs following the exit of the DPA in June 2021
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense remained relatively flat for the year ended December 31, 2021.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $7.4 million for the year ended December 31, 2021, primarily due to a decrease in purchases of hardware and software as a result of our migration to cloud computing.
Other Expenses
Interest Expense decreased by $22.9 million for the year ended December 31, 2021, primarily due to interest savings as a result of our recent refinancing activities.
Loss on Early Extinguishment of Debt of $44.1 million for the year ended December 31, 2021, included $16.5 million of prepayment call premium and $27.6 million associated with the write-off of debt issuance costs and debt discounts.
Other non-operating expense remained relatively flat.
Income Tax Expense
For the year ended December 31, 2021, the Company recognized an income tax benefit of $5.7 million on a pre-tax loss of $43.6 million. Our income tax rate was lower than the statutory rate primarily due to non-deductible expenses, an increase in valuation allowance and foreign taxes net of federal income tax benefits, all of which were partially offset by U.S. general business credits and a net decrease in unrecognized tax benefits. See Note 14 — Income Taxes of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional information related to our unrecognized tax benefits.

Segments Results
GFT
The following table sets forth our GFT segment results of operations for the years ended December 31:

(Amounts in millions)	2021	2020
Money transfer revenue	$1,188.3	$1,104.7
Bill payment revenue	40.5	46.2
Total revenue	1,228.8	1,150.9

Cost of revenue	683.2	649.3
Gross profit	$545.6	$501.6
Money Transfer Revenue
Money transfer revenue increased by $83.6 million for the year ended December 31, 2021, driven by transaction growth and continued stabilization in the Company’s traditional Retail Channel, coupled with the continued strength of the Company’s direct-to-consumer business MGO.
Bill Payment Revenue
Bill payment revenue decreased by $5.7 million for the year ended December 31, 2021, due to lower transactions as a result of increased competition in the Walmart marketplace.
Cost of Revenue
Cost of revenue increased by $33.9 million for the year ended December 31, 2021, primarily due to an increase in commissions and other fee expense driven by higher transactions.
FPP
The following table sets forth our FPP segment results of operations for the years ended December 31:

(Amounts in millions)	2021	2020
Money order revenue	$40.9	$43.4
Official check revenue	13.9	22.9
Total revenue	54.8	66.3

Investment commissions expense	0.9	3.7
Gross profit	$53.9	$62.6
Money Order Revenue
Money order revenue decreased by $2.5 million for the year ended December 31, 2021, primarily due to a decline in investment revenue as a result of lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic.
Official check revenue
Official check revenue decreased by $9.0 million for the year ended December 31, 2021, primarily due to a decline in investment revenue as a result of lower prevailing interest rates driven by a reduction in the federal funds rate in response to the COVID-19 pandemic.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of our outstanding cash balances of official checks. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for further details. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.
Commissions expense decreased by $2.8 million for the year ended December 31, 2021, due to lower interest rates.

EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures for the years ended December 31:

(Amounts in millions, except percentages)	2021	2020
(Loss) income before income taxes	$(43.6)	$6.1
Interest expense	69.5	92.4
Depreciation and amortization	57.0	64.4
Signing bonus amortization	56.4	54.5
EBITDA	139.3	217.4
Significant items impacting EBITDA:
Legal and contingent matters	14.1	0.6
Stock-based, contingent and incentive compensation	7.3	6.6
Restructuring and reorganization costs	9.4	1.0
Compliance enhancement program	2.9	4.4
Loss on early extinguishment of debt	44.1	—
Severance and related costs	0.2	0.3
Direct monitor costs	4.9	11.0
Adjusted EBITDA	$222.2	$241.3

Adjusted EBITDA change, as reported	(8)%
Adjusted EBITDA change, constant currency adjusted	(12)%

Adjusted EBITDA	$222.2	$241.3
Cash payments for interest	(51.8)	(77.5)
Cash (payments) refunds for taxes, net	(5.7)	1.8
Cash payments for capital expenditures	(41.4)	(40.8)
Cash payments for agent signing bonuses	(36.0)	(58.7)
Adjusted Free Cash Flow	$87.3	$66.1
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

(Amounts in millions)	2021	2020
Cash and cash equivalents	$155.2	$196.1
Settlement assets:
Settlement cash and cash equivalents	$1,895.7	$1,883.2
Receivables, net	700.4	825.0
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.0	3.5
	$3,591.4	$3,702.9
Payment service obligations	$(3,591.4)	$(3,702.9)
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
To meet our payment service obligations at all times, we must have sufficient highly-liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end-consumers and agents. This pattern of cash flows allows us to settle our payment service obligations through existing cash balances and ongoing cash generation rather than liquidating investments or utilizing our Revolving Credit Facility. We have historically generated and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
We preposition cash in various countries and currencies to facilitate settlement of transactions. We also maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under our Revolving Credit Facility, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2021, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $3.0 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.0 million of available-for-sale investments as of December 31, 2021. U.S. government agency residential mortgage-backed securities comprise $2.3 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.7 million.

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
Credit Facilities and Notes
The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2021	2020
5.00% Term Loan due 2026	$384.0	$—
5.38% Senior Secured Notes due 2026	415.0	—
7.00% First Lien Credit Facility due 2023	—	635.3
13.00% Second Lien Credit Facility due 2024	—	254.6
Total debt at face value	799.0	889.9
Unamortized debt issuance costs and debt discounts	(12.3)	(32.1)
Total debt, net	$786.7	$857.8
As of December 31, 2021, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 10 — Debt of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional disclosure related to the credit facilities.
During the first half of 2021, the First Lien Credit Agreement and Second Lien Credit Agreement were in effect. The First Lien Credit Agreement provided for (a) a senior secured three-year revolving credit facility available for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million, and was scheduled to mature on September 30, 2022, (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility"). The Second Lien Credit Agreement provided for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the "Second Lien Term Credit Facility" and together with the First Lien Credit Facility, the "Prior Credit Facilities").
On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 12 — Stockholders' Deficit of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
On July 21, 2021, we (i) completed the notes offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 and related guarantees and (ii) entered into a New Credit Agreement with the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The New Credit Agreement provides for (i) a senior secured five-year Term Loan in an aggregate principal amount of $400.0 million and (ii) a senior secured four-year Revolving Credit Facility that may be used for revolving credit loans, swingline loans and letters of credit up to an initial aggregate principal amount of $32.5 million. In December 2021, we added additional $7.5 million capacity to our Revolving Credit Facility bringing the total Revolving Credit Facility to $40.0 million.
On July 21, 2021, the proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Prior Credit Facilities and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Prior Credit Facilities were terminated. In the fourth quarter of 2021, the Company prepaid $16.0 million of principal balance under its New Credit Agreement to deleverage its balance sheet.

As a result of the implementation of this new long-term financing, we expect our interest expense to decline by approximately $47.0 million on an annualized basis and cash payments for interest to decline by approximately $36.0 million on an annualized basis.
The Indenture governing the terms of the notes contains covenants limiting our ability to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability to pay dividends or make certain other intercompany transfers; transfer or sell assets; merge or consolidate, and; enter into certain transactions with affiliates. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. Most of these covenants will be suspended in the event and for as long as the notes have investment grade ratings.
The New Credit Agreement also contains certain representations and warranties, certain financial covenants and events of default and certain negative covenants, including without limitation, limitations on liens, asset sales, consolidations and mergers, acquisitions, investments, indebtedness, transactions with affiliates and payment of dividends. The New Credit Agreement, requires the Company and its consolidated subsidiaries to, (i) solely with respect to the Revolving Credit Facility, (A) maintain a minimum interest coverage ratio of not less than 2.150 to 1.000, (B) not permit their settlement assets to be less than their payment service obligations at any time and (C) maintain a total net leverage ratio that does not exceed 4.750 to 1.000, and (ii) solely with respect to the Term Loan, maintain a total net leverage ratio that does not exceed 5.000 to 1.000.
The Company recorded a loss on early extinguishment of debt of $44.1 million which included $16.5 million of prepayment call premium and $27.6 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $7.0 million.
Credit Ratings
As of December 31, 2021, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state and regulatory capital requirements as of December 31, 2021. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Material Cash Requirements from Contractual Obligations
The following table includes aggregated information about the Company's contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2021:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments (1)	$988.7	$46.0	$91.5	$851.2	$—
Non-cancellable leases (2)	68.7	11.2	19.4	16.9	21.2
Signing bonuses (3)	63.5	40.9	18.7	—	—
Marketing (4)	17.8	13.9	3.9	—	—
Unrecognized tax benefits (5)	14.7	3.0	—	—	—
Total contractual cash obligations	$1,153.4	$115.0	$133.5	$868.1	$21.2
(1) Our Consolidated Balance Sheet at December 31, 2021 includes $786.7 million of debt, netted with unamortized debt issuance costs and debt discount of $12.3 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2021 and assuming no prepayments of principal.

(2) Noncancellable leases include operating leases for buildings, vehicles and equipment and other leases. For more detail see Note 19 — Leases of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
(3) Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Signing bonuses include $3.9 million of transaction volume-related obligations for which it is not possible to reasonably estimate the timing of payments.
(4) Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships.
(5) Unrecognized tax benefits include $11.7 million for which timing of conclusion cannot be determined with certainty.
We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a Pension Plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $1.0 million to the Pension Plan during 2021. Although, the Company has no minimum contribution requirement for the Pension Plan in 2022, we expect to contribute at least $1.0 million to the Pension Plan in 2022.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans ("SERPs"), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.5 million in 2022.
As discussed in Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report, the IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court's decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company's motions for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties have filed with the court. Each party has filed a revised memorandum in support of its motion for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company's motion for summary judgment and granting summary judgment to the IRS. MoneyGram then filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. Oral arguments were held before a Fifth Circuit panel of judges on March 1, 2021, and the panel affirmed the Tax Court findings on June 1, 2021. As a result of the Fifth Circuit decision, the Company has decided to no longer pursue a remedy for the tax litigation and has determined that it is appropriate to file amended state returns. As of December 31, 2021, the Company has timely reported the adjustments to over half of the states and paid out $4.2 million in tax and interest. The remaining balance to be settled with the state tax authorities is $13.5 million, inclusive of interest, of which $6.8 million is expected to be paid in 2022. The timing of settlement on the remaining balance of $6.7 million cannot be determined with certainty.
Merger Agreement
Until the Merger closes, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations, borrowings under our existing credit facility and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on assuming additional debt, issuing additional equity or debt, repurchasing equity, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.

Analysis of Cash Flows

(Amounts in millions)	2021	2020 (1)
Net cash provided by operating activities	$37.1	$96.8
Net cash (used in) provided by investing activities	(44.5)	(44.6)
Net cash (used in) provided by financing activities	(21.0)	349.2
Net change in cash and cash equivalents and settlement cash and cash equivalents	$(28.4)	$401.4
(1) The Company revised its Consolidated Statements of Cash Flows presentation to include settlement cash and cash equivalents as a component of total cash and cash equivalents and such amounts have been restated for the year ended December 31, 2020.
Cash Flows from Operating Activities
In 2021, cash provided by operating activities decreased by $59.7 million primarily due to the $55.0 million payment to the Government pursuant to the DPA.
Cash Flows from Investing Activities
Cash flows from available-for-sale investments and interest-bearing investments are included within investing activities following the restatement of our Consolidated Statements of Cash Flows for the prior years. In 2021, cash used in investing activities remained flat.
Cash Flows from Financing Activities
Changes in receivables, net and in payment service obligations are included within financing activities following the restatement of our Consolidated Statements of Cash Flows for the prior years. In 2021, cash used in financing activities increased by $370.2 million, which was primarily attributable to a decrease in payment service obligations of $111.5 million compared to an increase of $465.9 million in the prior year, the prepayment of $16.0 million on our Term Loan and a decrease in receivables included in settlement assets of $124.6 million compared to an increase of $109.5 million in the prior year. Also, the net impact of the ATM Program and transactions related to the recent refinancing of our Prior Credit Facilities contributed to the increase. The changes in receivables, net and payment service obligations are due to the timing of the remittance of funds by our agents and financial institution customers.
Stockholders' Deficit
Stockholders' Deficit — Under the terms of our outstanding New Credit Facilities, we are restricted in our ability to pay dividends on and repurchase shares of, our common stock. No dividends were paid on our common stock in 2021 and we do not anticipate declaring any dividends on our common stock. Further, we are also restricted in our ability to pay dividends under the Merger Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations and that require management to make estimates that are difficult, subjective or complex. Based on these criteria, management has identified and discussed with the Audit Committee the following critical accounting policies and estimates, including the methodology and disclosures related to those estimates.
Goodwill — We have two reporting units: GFT and FPP. Our GFT reporting unit is the only reporting unit that carries goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently upon occurrence of certain events. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit's goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2021, 2020 or 2019. The carrying value of goodwill assigned to the GFT reporting unit at December 31, 2021 was $442.2 million.
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
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year Pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year Pension expense. Decreasing or increasing the discount rate by 50 basis points would have had an immaterial impact on the 2021 Pension and Postretirement Benefits net periodic benefit expense. Decreasing the expected rate of return by 50 basis points would have increased the 2021 Pension Plan net periodic benefit expense by $0.2 million and increasing the expected rate of return by 50 basis points would have decreased the 2021 Pension Plan net periodic benefit expense by $0.2 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before income taxes is adjusted for differences between local tax laws and U.S. GAAP.
We file tax returns in all U.S. states and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S. state and local income tax examinations for years prior to 2016. The U.S. federal income tax filings are subject to audit for fiscal years 2017 through 2020.
The benefits of tax positions are recorded in the Consolidated Statements of Operations if we determine it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation. The one exception to the more-likely-than-not recognition threshold is the reliance on past administrative practices and precedents, where a taxing authority with full knowledge of all relevant facts will accept a position as filed. In these limited situations, the Company will recognize the associated tax benefit.
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
Income Taxes, Valuation of Deferred Tax Assets — Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.
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
As of December 31, 2021, we have recorded valuation allowances of $82.0 million against deferred tax assets of $142.5 million. The valuation allowances primarily relate to basis differences in revalued investments, capital loss carryover, U.S. tax credit carryovers and certain state and foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowances is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for information regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate and non-U.S. dollar currency exchange. See Part 1, Item 1A Risk Factors of this 2021 Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
Management implements policies approved by our Board of Directors that cover our investment, capital, credit and non-U.S. dollar practices and strategies. The Board of Directors receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. The Asset/Liability Committee ("ALCO"), composed of senior management, routinely reviews investment and risk management strategies and results. The Credit Committee, composed of senior management, routinely reviews credit exposure to consumers and our agents.
The following is a discussion of the risks we deem most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. Our actual results could differ materially from those anticipated due to various factors discussed under Cautionary Statements Regarding Forward-Looking Statements and under Risk Factors in Part 1, Item 1A of this 2021 Form 10-K.
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
At December 31, 2021, the Company's investment portfolio of $3.0 billion was primarily composed of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market funds backed by U.S. government securities and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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
The following table is a detailed summary of our investment portfolio as of December 31, 2021:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions (1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$—	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	1	—	—%
Available-for-sale investments issued by U.S. government agencies	N/A	2.3	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA (2)	1	69.3	2%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	207.9	7%
Cash, cash equivalents and interest-bearing investments at institutions rated A	14	2,132.3	70%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	46.2	2%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	3	35.1	1%
Asset-backed and other securities	N/A	0.7	—%
Investment portfolio held within the U.S.	26	2,493.8	82%
Cash held on-hand at owned retail locations	N/A	39.4	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	249.0	8%
Cash, cash equivalents and interest-bearing investments at institutions rated A	14	128.9	4%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	50	135.1	5%
Investment portfolio held outside the U.S.	71	552.4	18%
Total investment portfolio		$3,046.2	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2021, all but $0.7 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 82% of our total investment portfolio is invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents and partners through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents and partners who collect funds from consumers who are transferring money or buying money orders and agents and partners who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents and partners typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents and partners on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents and partners as well as conducting credit surveillance on all agents and partners to monitor their financial health and the history of settlement activity with us. The Company's credit risk management function also maintains daily contact with agents and partners and performs a collection function. For the year ended December 31, 2021, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than 1%. As of December 31, 2021, we had credit exposure to our agents of $346.1 million in the aggregate spread across 6,048 agents, of which two owed us in excess of $15.0 million.
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
We also have credit exposure from our financial institution customers for business conducted by the FPP segment. Financial institutions collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2021, we had a credit exposure to our official check and money order financial institution customers of $357.1 million in the aggregate spread across 1,116 financial institutions, of which one owed us in excess of $15.0 million.
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
Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. Our derivative financial instruments are used to manage exposures to fluctuations in non-U.S. dollar exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments, it could result in a delay or interruption of payments to our agents. We manage credit risk related to derivative financial instruments by entering into agreements with only major banks and regularly monitoring the credit ratings of these banks. See Note 7 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional disclosure.
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2021, the Company held $669.9 million, or 22%, of the investment portfolio in fixed rate investments, with a legal final maturity that is two years or less.
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

Our results are impacted by interest rate risk through our interest expense for borrowings under the New Credit Agreement. The New Credit Facilities permit base rate borrowings and LIBOR borrowings plus a spread above the base rate or LIBOR, as applicable. With respect to the Revolving Credit Facility, the spread for base rate borrowings will be either 3.25% per annum or 3.00% per annum depending upon the Company's total net leverage ratio (as defined in the Credit Agreement), and the spread for LIBOR borrowings will be either 4.25% or 4.00% per annum depending on the Company's total net leverage ratio. The interest rate spread applicable to loans under the Term Loan is 3.25% per annum for base rate loans and 4.50% per annum for LIBOR loans subject to a LIBOR floor of 0.50%. Accordingly, any increases in interest rates will adversely affect interest expense and declines in LIBOR may not result in lower interest expense. As of December 31, 2021, the Company had no borrowings under the Revolving Credit Facility.
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
The following table summarizes the changes to affected components of the Consolidated Statements of Operations under various ramp scenarios for the year ended December 31, 2021:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(0.9)	$(0.9)	$(0.8)	$4.5	$8.6	$16.9
Investment commissions expense	—	—	—	(3.2)	(6.4)	(12.7)
Interest expense	—	—	—	—	(0.7)	(2.4)
Change in pretax loss	$(0.9)	$(0.9)	$(0.8)	$1.3	$1.5	$1.8
The following table summarizes the changes to affected components of the Consolidated Statements of Operations under various shock scenarios as of December 31, 2021:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(0.9)	$(0.9)	$(0.9)	$9.7	$19.0	$37.7
Investment commissions expense	—	—	—	(5.9)	(12.0)	(23.6)
Interest expense	—	—	—	(0.7)	(2.5)	(6.2)
Change in pretax loss	$(0.9)	$(0.9)	$(0.9)	$3.1	$4.5	$7.9
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded within "Transaction and operations support" in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded within "Other assets" or "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The net effect of changes in non-U.S. dollar exchange rates and the related forward contracts for the year ended December 31, 2021 was a loss of $2.0 million.

Additional non-U.S. dollar risk is generated from fluctuations in the U.S. dollar value of future non-U.S. dollar-denominated earnings. In 2021, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $4.8 million.
In 2021, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2021, operating income would have increased or decreased approximately $18.7 million for the year, as applicable. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that non-U.S. dollar exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis cannot reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this 2021 Form 10-K starting on page F-1. See the Index to Financial Statements on page F-1.

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
As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is provided on page F-2 of this 2021 Form 10-K. The attestation report of the Company's independent registered public accounting firm, KPMG LLP, regarding the Company's internal control over financial reporting is provided on page F-3 of this 2021 Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers called for by this Item is contained in Part I, Item 1 of this 2021 Form 10-K under the caption Executive Officers of the Registrant. The remaining information required by this Item 10 is incorporated herein by reference from the sections "Proposal 1: Election of Directors-Director Nominees-Qualifications and Background," "Board Structure and Composition," “Board Committees — Audit Committee” “Delinquent Section 16(a) Reports" (if any to disclose), “Director Nominee Criteria and Process,” and “Stockholder Proposals for the 2022 Annual Meeting” of the Company's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2022 Proxy Statement").
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, and our directors are subject to our Code of Conduct. Our Code of Conduct is posted on our website at ir.moneygram.com in the Corporate Governance section, and we will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on such website. The information on our website is not part of this 2021 Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the sections "Proposal 1: Election of Directors — Director Compensation," "Executive Compensation," "Executive Compensation Tables," and "Compensation Committee Interlocks and Insider Participation" of the 2022 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information regarding beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Beneficial Ownership of Common Stock" of the 2022 Proxy Statement. The information with respect to securities authorized for issuance under our equity compensation plans required by this Item 12 is incorporated herein by reference from the section captioned "Equity Compensation Plan Information” of the 2022 proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions," “Director Independence” and “Board Committees” of the 2022 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the section captioned "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2022 — Independent Registered Public Accounting Firm Fees" and "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2022 — Audit Committee Approval of Audit and Non-Audit Services" of the 2022 Proxy Statement.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the "Index to Financial Statements" are filed as part of this 2021 Form 10-K.
(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the "Index to Financial Statements."
(3)	Exhibits are filed with this 2021 Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.
(b) (1)
The following exhibits are filed or incorporated by reference herein in response to Item 601 of Regulation S-K. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to the Securities Exchange Act of 1934 under Commission File No. 1-31950.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and among MoneyGram International, Inc., Mobius Parent Corp. and Mobius Merger Sub, Inc., dated as of February 14, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2022).

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

3.9
Certificate of Elimination of the Series E Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed June 3, 2021).

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

Exhibit Number	Description
4.6
Amendment No. 1 to the Tax Benefits Preservation Plan, dated as of June 3, 2021, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

4.7
Indenture, dated as of July 21, 2021, by and among MoneyGram International, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on July 26, 2021).

4.8
Form of 5.375% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference herein from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2021).

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

10.5*†	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 16, 2022.
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

Exhibit Number	Description
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

10.28*†	Non-Employee Director Compensation Arrangements, effective February 16, 2022.
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

Exhibit Number	Description
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

10.48
Credit Agreement, dated as of July 21, 2021, by and between MoneyGram International, Inc., as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2021).

10.49
Letter Agreement Amendment dated August 9, 2021, to Credit Agreement, dated as of July 21, 2021, by and between MoneyGram International, Inc., as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2021).

10.50†
Form of Executive Officer Performance-Based Cash Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2021).

10.51†
Form of Executive Officer Time-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q on Form 10-Q filed with the Commission on May 7, 2021 ).

10.52†
Form of Executive Officer Performance-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive as of May 6, 2020 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2021).

10.53*†	Non-Employee Director Deferred Compensation Plan, effective October 1, 2021.
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP
24*	Power of Attorney
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer

Exhibit Number	Description
101*
The following materials from MoneyGram's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

Date:	February 25, 2022	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
W. Alexander Holmes

/s/ Lawrence Angelilli	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Lawrence Angelilli

/s/ Christopher Russell	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Christopher Russell

Directors

Antonio O. Garza	Alka Gupta
Francisco Lorca	Michael P. Rafferty
Julie E. Silcock	W. Bruce Turner
Peggy Vaughan

By:	/s/ Robert L. Villaseñor	February 25, 2022
Robert L. Villaseñor
Attorney-in-fact

MoneyGram International, Inc.
Annual Report on Form 10-K
Items 8 and 15 (a)

Index to the Financial Statements
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
Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2021.
The Company's independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2021. Their attestation report regarding the Company's internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

Index to the Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2022

Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Money transfer and bill payment revenue
As discussed in Notes 2 and 18 to the consolidated financial statements, the Company derives approximately 94% of its revenue from providing money transfer and bill payment services. These services are provided through third-party agents, limited Company-operated retail locations, and digital solutions such as moneygram.com, mobile solutions, account deposit, and kiosk-based services.
We identified the evaluation of the sufficiency of audit evidence over money transfer and bill payment revenue obtained from the Company’s information technology (IT) systems to be a critical audit matter. The calculation and recording of money transfer and bill payment services is automated and relies on multiple internally developed tools and systems. Specifically, the highly automated nature of the money transfer and bill payment revenue process required extensive involvement of IT professionals to design and perform procedures related to the IT systems and evaluate the sufficiency of audit evidence obtained over money transfer and bill payment revenue.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We evaluated the design and tested the operating

Index to the Financial Statements
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
Dallas, Texas
February 25, 2022

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,
(Amounts in millions, except share data)	2021	2020
ASSETS
Cash and cash equivalents	$155.2	$196.1
Settlement assets	3,591.4	3,702.9
Property and equipment, net	133.9	148.1
Goodwill	442.2	442.2
Right-of-use assets	52.6	55.1
Other assets	101.2	129.7
Total assets	$4,476.5	$4,674.1
LIABILITIES
Payment service obligations	$3,591.4	$3,702.9
Debt, net	786.7	857.8
Pension and other postretirement benefits	67.1	74.5
Lease liabilities	56.3	59.1
Accounts payable and other liabilities	160.0	216.8
Total liabilities	4,661.5	4,911.1
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 92,305,011 and 72,530,770 shares issued, 90,725,982 and 72,517,539 shares outstanding at December 31, 2021 and December 31, 2020, respectively	0.9	0.7
Additional paid-in capital	1,400.3	1,296.0
Retained loss	(1,513.4)	(1,475.3)
Accumulated other comprehensive loss	(62.8)	(58.4)
Treasury stock: 1,579,029 and 13,231 shares at December 31, 2021 and December 31, 2020, respectively	(10.0)	—
Total stockholders' deficit	(185.0)	(237.0)
Total liabilities and stockholders' deficit	$4,476.5	$4,674.1
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions, except share data)	2021	2020	2019
REVENUE
Fee and other revenue	$1,275.8	$1,197.2	$1,230.4
Investment revenue	7.8	20.0	54.7
Total revenue	1,283.6	1,217.2	1,285.1
COST OF REVENUE
Commissions and other fee expense	622.7	603.6	613.4
Investment commissions expense	0.9	3.6	23.3
Direct transaction expense	60.5	45.8	25.5
Total cost of revenue	684.1	653.0	662.2
GROSS PROFIT	599.5	564.2	622.9
OPERATING EXPENSES
Compensation and benefits	227.8	223.8	228.4
Transaction and operations support (1)	179.1	111.6	207.8
Occupancy, equipment and supplies	61.9	61.4	60.9
Depreciation and amortization	57.0	64.4	73.8
Total operating expenses	525.8	461.2	570.9
OPERATING INCOME	73.7	103.0	52.0
Other expenses
Interest expense	69.5	92.4	77.0
Loss on early extinguishment of debt	44.1	—	2.4
Other non-operating expense	3.7	4.5	36.9
Total other expenses	117.3	96.9	116.3
(Loss) income before income taxes	(43.6)	6.1	(64.3)
Income tax (benefit) expense	(5.7)	14.0	(4.0)
NET LOSS	$(37.9)	$(7.9)	$(60.3)

LOSS PER COMMON SHARE
Basic	$(0.42)	$(0.10)	$(0.85)
Diluted	$(0.42)	$(0.10)	$(0.85)

Weighted-average outstanding common shares and equivalents used in computing loss per share
Basic	89.7	77.8	71.1
Diluted	89.7	77.8	71.1
(1) 2020 and 2019 include $50.2 million and $11.3 million of related party market development fees, respectively. See Note 2 — Summary of Significant Accounting Policies for further details.
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2021	2020	2019
NET LOSS	$(37.9)	$(7.9)	$(60.3)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gain (loss) on available-for-sale securities arising during the period net of tax (expense) benefits of $(0.1), $0.1 and $0.0 for the years ended December 31, 2021, 2020 and 2019, respectively	0.3	(0.4)	(0.3)
Net change in pension liability due to amortization of prior service cost and net actuarial loss, net of tax benefit of $0.6, $0.5 and $0.7 for the years ended December 31, 2021, 2020 and 2019, respectively	1.9	1.7	2.1
Pension settlement charge, net of tax benefit of $7.2 for the year ended December 31, 2019	—	—	24.1
Valuation adjustment for pension and postretirement benefits, net of tax expense (benefit) of $0.4, $(1.0) and $(2.0) for the years ended December 31, 2021, 2020 and 2019, respectively	1.4	(3.4)	(6.6)
Unrealized non-U.S. dollar translation adjustments, net of tax (benefit) expense of $0.0, $0.2 and $(0.3) for the years ended December 31, 2021, 2020 and 2019, respectively	(8.0)	7.2	(0.2)
Other comprehensive (loss) income	(4.4)	5.1	19.1
COMPREHENSIVE LOSS	$(42.3)	$(2.8)	$(41.2)
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37.9)	$(7.9)	$(60.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57.0	64.4	73.8
Signing bonus amortization	56.4	54.5	46.4
Change in right-of-use assets	12.6	9.9	15.5
Deferred income tax expense (benefit)	(8.8)	9.1	(13.5)
Amortization of debt discount and debt issuance costs	7.5	11.7	7.3
Loss on early extinguishment of debt	44.1	—	2.4
Non-cash compensation and pension expense	11.1	11.1	44.7
Signing bonus payments	(36.0)	(58.7)	(29.1)
Change in other assets	(11.5)	(10.9)	(20.6)
Change in lease liabilities	(13.7)	(15.3)	(15.8)
Change in accounts payable and other liabilities	(43.9)	29.3	8.3
Other non-cash items, net	0.2	(0.4)	4.4
Net cash provided by operating activities	37.1	96.8	63.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(41.4)	(40.8)	(54.5)
Proceeds from available-for-sale investments	0.8	0.7	0.8
Purchases of interest-bearing investments	(768.0)	(541.6)	(662.1)
Proceeds from interest-bearing investments	766.6	537.1	830.8
Purchase of equity investments	(5.0)	—	—
Sale of equity investments	2.5	—	—
Net cash (used in) provided by investing activities	(44.5)	(44.6)	115.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(6.6)	—	(24.3)
Proceeds from issuance of debt	807.8	—	—
Principal payments on debt	(905.9)	(6.5)	(31.6)
Prepayment call premium	(16.5)	—	—
Proceeds from revolving credit facility	—	23.0	—
Payments on revolving credit facility	—	(23.0)	—
Change in receivables, net	124.6	(109.5)	62.2
Change in payment service obligations	(111.5)	465.9	(136.8)
Net proceeds from stock issuance	97.1	—	49.5
Stock repurchases	(6.2)	—	—
Payments to tax authorities for stock-based compensation	(3.8)	(0.7)	(0.8)
Net cash (used in) provided by financing activities	(21.0)	349.2	(81.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(28.4)	401.4	96.7
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	2,079.3	1,677.9	1,581.2
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of year	$2,050.9	$2,079.3	$1,677.9
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
Supplemental disclosures to the Consolidated Statements of Cash Flows are presented below:

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2021	2020	2019
Cash payments for interest	$51.8	$77.5	$63.3
Cash payments for taxes, net of refunds	$5.7	$(1.8)	$4.4
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of December 31:

(Amounts in millions)	2021	2020
Cash and cash equivalents	$155.2	$196.1
Settlement cash and cash equivalents	1,895.7	1,883.2
Cash and cash equivalents and settlement cash and cash equivalents	$2,050.9	$2,079.3
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2019	$183.9	$0.6	$1,046.8	$(1,403.6)	$(67.5)	$(29.0)	$(268.8)
Net loss	—	—	—	(60.3)	—	—	(60.3)
Stock-based compensation activity	—	—	7.6	(11.3)	—	10.7	7.0
Cumulative effect of adoption of ASU 2018-02	—	—	—	15.1	(15.1)	—	—
Net proceeds from issuing equity instruments	—	0.1	49.4	—	—	—	49.5
Equity instruments issued in connection with Second Lien Term Credit Facility	—	—	13.1	—	—	—	13.1
Other comprehensive income	—	—	—	—	19.1	—	19.1
December 31, 2019	183.9	0.7	1,116.9	(1,460.1)	(63.5)	(18.3)	(240.4)
Net loss	—	—	—	(7.9)	—	—	(7.9)
Stock-based compensation activity	—	—	6.6	(7.3)	—	6.9	6.2
Preferred stock - series D conversion	(183.9)	—	172.5	—	—	11.4	—
Other comprehensive income	—	—	—	—	5.1	—	5.1
December 31, 2020	—	0.7	1,296.0	(1,475.3)	(58.4)	—	(237.0)
Net loss	—	—	—	(37.9)	—	—	(37.9)
Stock-based compensation activity	—	—	7.3	(0.2)	—	(3.8)	3.3
Exercise of Ripple Warrants	—	0.1	(0.1)	—	—	—	—
ATM equity offering	—	0.1	97.1	—	—	—	97.2
Stock repurchases	—	—	—	—	—	(6.2)	(6.2)
Other comprehensive loss	—	—	—	—	(4.4)	—	(4.4)
December 31, 2021	$—	$0.9	$1,400.3	$(1,513.4)	$(62.8)	$(10.0)	$(185.0)
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to "MoneyGram," the "Company," "we," "us" and "our" are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: GFT and FPP. The GFT segment provides global money transfer services and bill payment services to consumers through two primary distribution channels: retail and digital. Through our Retail Channel, we offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. Additionally, we have limited Company-operated retail locations. We offer services through MGO, digital partnerships, direct transfers to bank accounts, mobile wallets and card solutions, such as Visa Direct, as part of our Digital Channel. The FPP segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
Prior Period Restatements — Certain prior period amounts on the consolidated statements of cash flows have been restated as discussed below.
We have restated our Consolidated Statements of Cash Flows presentation to correctly include settlement cash and cash equivalents as a component of total cash and cash equivalents. As a result, cash flows from available-for-sale investments and interest-bearing investments are included within investing activities and changes in receivables, net and changes in payment service obligations are included within financing activities.
The Company assessed the materiality of this presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The correction had no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, or the Consolidated Statements of Comprehensive Loss. Accordingly, the Company has revised the previously reported financial information in this Annual Report on Form 10-K to correct the immaterial error for the years ended December 31, 2020 and 2019.
The following table presents selected line items from the Company's Consolidated Statements of Cash Flows after giving effect to the correction as discussed above:

(Amounts in millions)	December 31, 2020			December 31, 2019
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Other non-cash items, net	$0.1	$(0.5)	$(0.4)	$3.9	$0.5	$4.4
Net cash provided by operating activities	97.3	(0.5)	96.8	63.0	0.5	63.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from available-for-sale investments	—	0.7	0.7	—	0.8	0.8
Purchases of interest-bearing investments	—	(541.6)	(541.6)	—	(662.1)	(662.1)
Proceeds from interest-bearing investments	—	537.1	537.1	—	830.8	830.8
Net cash (used in) provided by investing activities	(40.8)	(3.8)	(44.6)	(54.5)	169.5	115.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in receivables, net	—	(109.5)	(109.5)	—	62.2	62.2
Change in payment service obligations	—	465.9	465.9	—	(136.8)	(136.8)
Net cash (used in) provided by financing activities	(7.2)	356.4	349.2	(7.2)	(74.6)	(81.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	49.3	352.1	401.4	1.3	95.4	96.7
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	146.8	1,531.1	1,677.9	145.5	1,435.7	1,581.2
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of year	$196.1	$1,883.2	$2,079.3	$146.8	$1,531.1	$1,677.9

Impact of COVID-19 Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and resulting government actions taken in response to the virus have caused and may continue to cause significant economic and business disruption, volatility, financial uncertainty and a continued significant global economic downturn. This has had and may continue to have, a negative impact on our workforce, agents, customers, financial markets, consumer spending and credit markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression. Therefore, the Company cannot reasonably estimate the future impact at this time.
There were no other material impacts to our Consolidated Financial Statements as of and for the year ended December 31, 2021, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in future reporting.

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
Presentation — In 2021, the Company changed its presentation to disclose "Gross profit" in the Consolidated Statements of Operations. The presentation of gross profit is intended to supplement investors with an understanding of our operating performance. Gross profit is calculated as total revenue less commissions and direct transaction expenses. These expenses were previously included within "Operating expenses" and are now presented within "Cost of revenue" in the Consolidated Statements of Operations. The change in presentation was applied retrospectively to all years presented in the Consolidated Statements of Operations and it had no effect on Operating income, Net loss or Loss per share. The Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders' Deficit and Consolidated Statements of Cash Flows are not affected by this change in presentation.
The Company participates in various trust arrangements (special purpose entities or "SPEs") related to official check processing agreements with financial institutions and structured investments within the investment portfolio. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the Consolidated Financial Statements. The assets and obligations of the SPEs are recorded on the Consolidated Balance Sheets in a manner consistent with the assets and obligations of the Company. As of December 31, 2021 the Company had no SPEs and only one remaining SPE as of December 31, 2020.

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
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Beginning balance	$9.5	$4.6	$7.3
Provision	11.1	14.3	6.5
Write-offs, net of recoveries	(13.9)	(9.4)	(9.2)
Ending balance	$6.7	$9.5	$4.6

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
Derivative Financial Instruments — The Company recognizes derivative financial instruments on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through "Transaction and operations support" in the Consolidated Statements of Operations in the period of change. See Note 7 — Derivative Financial Instruments for additional disclosure.
Property and Equipment — Property and equipment includes computer hardware, computer software, signage, equipment at agent locations, office furniture and equipment and leasehold improvements and is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated and amortized using a straight-line method over the useful life or term of the lease or license. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized within "Occupancy, equipment and supplies" in the Consolidated Statements of Operations. See Note 8 — Property and Equipment for additional disclosure.
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
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Intangible assets with indefinite lives are not amortized. Intangible assets that are not amortized are evaluated for impairment on a quarterly basis. As of December 31, 2021 and 2020, the Company had no indefinite-lived intangible assets. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.
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
Income Taxes — The provision for income taxes is computed based on the pre-tax loss or income included in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which the Company expects the temporary differences to be recovered or paid. The Company's ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. The Company establishes valuation allowances for its deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.
The liability for unrecognized tax benefits is recorded as a non-cash item within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits within "Income tax (benefit) expense" in the Consolidated Statements of Operations. See Note 14— Income Taxes for additional disclosure.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders' deficit. See Note 12 — Stockholders' Deficit for additional disclosure.

Non-U.S. Dollar Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates and records the translation adjustments within "Accumulated other comprehensive loss" on the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation's functional currency to U.S. dollar equivalents at the average exchange rate for the month. Non-U.S. dollar exchange transaction gains and losses are reported within "Transaction and operations support" in the Consolidated Statements of Operations.
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
GFT Segment:
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different "send" and "receive" currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the "send" and "receive" locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the Receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions. Under our loyalty programs for money transfer services, consumers earn rewards based on transaction frequency. In 2018, the Company introduced the MoneyGram Plus Rewards program, which allows members to earn discounts on future transactions. The MoneyGram Plus Rewards program activity for the years ended December 31, 2021 and 2020 was insignificant to the Company's results of operations.
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
FPP Segment:
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
Investment Revenue — Investment revenue, which is not within the scope of ASC Topic 606 per ASC 606-10-15-2, is earned from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders and consists of interest income, dividend income, income received on our cost recovery securities and amortization of premiums and discounts. Investment revenue varies depending on the level of investment balances and the yield on our investments.
Commissions and Other Fee Expense — The Company incurs fee commissions primarily related to our GFT services. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally either a fixed fee or is based on a percentage of the fee charged to the consumer. The agent initiating the transaction and the receiving agent also earn non-U.S. dollar exchange commissions, which are generally based on a percentage of the non-U.S. dollar exchange spread. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. The Company generally does not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions.
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
Market Development Fees — Market development fees are fees paid by Ripple Labs Inc. ("Ripple") to the Company for developing and bringing liquidity to foreign exchange markets, facilitated by their ODL platform and providing a reliable level of foreign exchange trading activity. The liquidity services provided by the Company are not considered distinct under ASC Topic 606, Revenue from Contracts with Customers, and consequently MoneyGram recognizes fees received for market development services as vendor consideration in accordance with ASC Topic 705, Cost of Sales and Services. The fees are presented as a contra expense to offset costs incurred to Ripple and are recorded as incurred within "Transaction and operations support" in the Consolidated Statements of Operations. Per the terms of the commercial agreement, the Company does not pay fees to Ripple for its usage of the ODL platform and there are no claw back or refund provisions.
On March 7, 2021, the Company and Ripple signed an agreement to terminate, effective immediately, the commercial agreement between the parties that was originally entered into in June of 2019. The Company had ceased transacting under the commercial agreement in early December 2020. The Company did not resume transacting under the commercial agreement from that period through the termination date and as such, did not receive any market development fees in 2021. There were no market development fees for the year ended December 31, 2021 and $50.2 million and $11.3 million for the years ended December 31, 2020 and 2019, respectively. Additionally, as of December 31, 2021 and 2020, the Company had no receivable from Ripple for market development fees.
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. Marketing and advertising expense was $27.7 million, $16.2 million and $48.1 million for 2021, 2020 and 2019, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed using the straight-line method over their vesting or service periods. For grants to employees, expense, net of estimated forfeitures, is recognized in the "Compensation and benefits" line and expense for grants to non-employee directors is recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 13 — Stock-Based Compensation for additional disclosure of the Company's stock-based compensation.
Earnings Per Share — For all periods in which they are outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") and the warrants issued by the Company in connection with the entry into the Second Lien Credit Agreement ("Second Lien Warrants") are included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent and the Second Lien Warrants are considered outstanding common shares.
Recently Adopted Accounting Standards — In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefits Plans. The amendments in this standard require that entities now disclose the weighted-average interest credit ratings for cash balance plans and other plans with promised interest credit ratings and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, as well as clarify and remove certain other disclosures. This standard is effective for fiscal years ending after December 15, 2020, and, as such, the Company adopted this standard as of December 31, 2020, see Note 11 — Pension and Other Benefits. This standard does not impact our Consolidated Financial Statements.
Recently Issued Accounting Standards and Related Developments Not Yet Adopted — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on our Consolidated Financial Statements.
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

Note 3 — Reorganization Costs

In the first quarter of 2021, the Company committed to an operational plan to reduce overall operating expenses, including the elimination of approximately 110 positions across the Company and certain actions to reduce other ongoing operating expenses, including real estate-related expenses (the "2021 Organizational Realignment"). The actions are designed to streamline operations and structure the Company in a way that will be more agile and aligned around its plan to execute digital and market-specific strategies. Costs consisted primarily of one-time termination benefits for employee severance and related costs, which are recorded in "Compensation and benefits" on the Consolidated Statements of Operations.
The following table is a roll-forward of the reorganization costs accrual as of December 31, 2021:

(Amounts in millions)	2021 Organizational Realignment
Balance, at December 31, 2020	$—
Expenses	9.1
Cash payments	(8.4)
Balance, at December 31, 2021	$0.7

The following table is a summary of the total cumulative reorganization costs incurred to date in operating expenses:

(Amounts in millions)	Total
Balance at December 31, 2020	$—
First quarter 2021	5.9
Second quarter 2021	2.1
Third quarter 2021	0.3
Fourth quarter 2021	0.8
Total cumulative reorganization costs incurred to date	$9.1

Note 4 — Settlement Assets and Payment Service Obligations

The Company's primary licensed entities are MoneyGram Payment Systems, Inc. ("MPSI"), MoneyGram International SRL and MoneyGram International Limited, which enable us to offer our money transfer service in the European Economic Area as well as around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency ("permissible investments") in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state but in all cases is substantially lower than the Company's payment service obligations as disclosed on the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations primarily resulting from outstanding cashier's checks.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third-party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2021.
The following table summarizes the amount of settlement assets and payment service obligations as of December 31:

(Amounts in millions)	2021	2020
Settlement assets:
Settlement cash and cash equivalents	$1,895.7	$1,883.2
Receivables, net	700.4	825.0
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.0	3.5
	$3,591.4	$3,702.9
Payment service obligations	$(3,591.4)	$(3,702.9)

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
There were no transfers between Level 1 and Level 2, or transfers into or out of level 3 of the fair value hierarchy. The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.3	$—	$2.3
Asset-backed and other securities	—	0.7	0.7
Forward contracts	0.1	—	0.1
Total financial assets	$2.4	$0.7	$3.1
Financial liabilities:
Forward contracts	$0.2	$—	$0.2

December 31, 2020
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$3.0	$—	$3.0
Asset-backed and other securities	—	0.5	0.5
Forward contracts	0.1	—	0.1
Total financial assets	$3.1	$0.5	$3.6
Financial liabilities:
Forward contracts	$2.2	$—	$2.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Beginning balance	$0.5	$0.9	$1.2
Change in unrealized gains (losses)	0.2	(0.4)	(0.3)
Ending balance	$0.7	$0.5	$0.9

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
The following table provides the carrying value and fair value for the credit facilities and the senior secured notes as of December 31:

(Amounts in millions)	2021		2020
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$384.0	$383.5	$—	$—
Senior Secured Notes	$415.0	$421.2	$—	$—
First Lien Credit Facility	$—	$—	$635.3	$635.3
Second Lien Credit Facility	$—	$—	$254.6	$254.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2021 and 2020.
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

Note 6 — Investment Portfolio

The Company's portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2021	2020
Cash	$2,050.9	$2,076.8
Money market securities	—	2.5
Cash and cash equivalents and settlement cash and cash equivalents	2,050.9	2,079.3
Interest-bearing investments	992.3	991.2
Available-for-sale investments	3.0	3.5
Total investment portfolio	$3,046.2	$3,074.0
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months and are issued from financial institutions rated A- or better as of December 31, 2021.

Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Residential mortgage-backed securities	$2.1	$0.2	$—	$2.3
Asset-backed and other securities	—	0.7	—	0.7
Total	$2.1	$0.9	$—	$3.0

December 31, 2020
Residential mortgage-backed securities	$2.6	$0.4	$—	$3.0
Asset-backed and other securities	0.2	0.5	(0.2)	0.5
Total	$2.8	$0.9	$(0.2)	$3.5
As of December 31, 2021 and 2020, 77% and 86%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the years ended December 31, 2021, 2020 and 2019, the Company had no realized gains and losses.
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

	2021			2020
(Dollar amounts in millions)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	9	$2.3	78%	9	$3.0	86%
Below investment grade	33	0.7	22%	35	0.5	14%
Total	42	$3.0	100%	44	$3.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2021 and 2020.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2021 and 2020, 93% and 95% used a third-party pricing service and 7% and 5% used broker quotes, respectively.

Note 7 — Derivative Financial Instruments

The Company uses forward contracts to manage its non-U.S. dollar needs and non-U.S. dollar exchange risk arising from its assets and liabilities denominated in non-U.S. dollars. While these contracts may mitigate certain non-U.S. dollar risk, they are not designated as hedges for accounting purposes and will result in gains and losses in the Consolidated Statements of Operations. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market.
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows:

(Amounts in millions)	2021	2020	2019
Net realized non-U.S. dollar (loss) gain	$(20.4)	$26.6	$(7.4)
Net gain (loss) from the related forward contracts	18.4	(11.9)	11.2
Net (loss) gain from non-U.S. dollar transactions and related forward contracts	$(2.0)	$14.7	$3.8
As of December 31, 2021 and 2020, the Company had $698.7 million and $643.8 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of December 31, 2021 and 2020, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented on the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2021	2020	2021	2020	2021	2020
Forward contracts	"Other assets"	$0.4	$1.0	$(0.3)	$(0.9)	$0.1	$0.1

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented on the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2021	2020	2021	2020	2021	2020
Forward contracts	"Accounts payable and other liabilities"	$0.6	$3.1	$(0.4)	$(0.9)	$0.2	$2.2
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

Note 8 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2021	2020
Computer hardware and software	$529.9	$512.8
Signage	50.6	56.1
Equipment at agent locations	50.2	48.9
Office furniture and equipment	19.5	28.4
Leasehold improvements	22.1	27.0
Total property and equipment	672.3	673.2
Accumulated depreciation and amortization	(538.4)	(525.1)
Total property and equipment, net	$133.9	$148.1
Depreciation and amortization expense for property and equipment for 2021, 2020 and 2019 was $56.4 million, $63.9 million and $73.2 million, respectively. No impairments of property and equipment were recorded during 2021, 2020 and 2019.
At December 31, 2021 and 2020, the Company had $1.7 million and $0.5 million, respectively, in accrued purchases of property and equipment included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets.
During 2021, 2020 and 2019 the Company had nominal losses related to disposals of its property and equipment. The loss was recorded within "Occupancy, equipment and supplies" in the Consolidated Statements of Operations.
For the years ended December 31, 2021 and 2020, software development costs of $35.0 million and $28.2 million, respectively, were capitalized. At December 31, 2021 and 2020, there were $104.3 million and $105.3 million, respectively, of unamortized software development costs included in property and equipment.
For the years ended December 31, 2021 and 2020, the Company had $1.0 million and $1.5 million, respectively, in net capitalized implementation costs related to hosting arrangements that are service contracts. These costs are recorded within "Other assets" on the Consolidated Balance Sheets and the related amortization is recorded in the same line item in the Consolidated Statements of Operations as other fees associated with the service arrangements.

Note 9 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance was $442.2 million as of December 31, 2021 and 2020, and all relates to the GFT segment. The Company performed a qualitative assessment of goodwill during the fourth quarter of 2021 and a quantitative impairment test during the fourth quarter of 2020 and 2019. No impairments of goodwill were recorded in 2021, 2020 and 2019.
Intangibles — All of the Company's intangible assets are included within "Other assets" on the Consolidated Balance Sheets. As of December 31, 2021, the Company had no cryptocurrency indefinite-lived intangible assets.
The following table is a summary of finite-lived intangible assets as of December 31:

	2021			2020
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$4.1	$(3.7)	$0.4	$4.1	$(3.2)	$0.9
Developed technology	0.6	(0.6)	—	0.6	(0.5)	0.1
Total finite-intangible assets	$4.7	$(4.3)	$0.4	$4.7	$(3.7)	$1.0
Intangible asset amortization expense for 2021, 2020 and 2019 was $0.6 million, $0.5 million and $0.6 million, respectively. The estimated future intangible asset amortization expense is $0.4 million for 2022.

Note 10 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2021	2020
5.00% Term Loan due 2026	$384.0	$—
5.38% Senior Secured Notes due 2026	415.0	—
7.00% First Lien Credit Facility due 2023	—	635.3
13.00% Second Lien Credit Facility due 2024	—	254.6
Total debt at face value	799.0	889.9
Unamortized debt issuance costs and debt discounts	(12.3)	(32.1)
Total debt, net	$786.7	$857.8
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the "New Credit Agreement") with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the "Senior Secured Notes" or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the "Term Loan") and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility") and together with the Term Loan, the "New Credit Facilities") up to an initial aggregate principal amount of $32.5 million which was increased to $40.0 million in December 2021.
As of December 31, 2021, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility.
The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Prepayment — On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 12 — Stockholders' Deficit. On July 21, 2021, the proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Prior Credit Facilities, as defined below and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Prior Credit Facilities were terminated. In the fourth quarter of 2021, the Company prepaid a total of $16.0 million of principal balance under its New Credit Agreement.
During the year ended December 31, 2021, the Company recorded a loss on early extinguishment of debt of $44.1 million which included $16.5 million of prepayment call premium and $27.6 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $7.0 million.
First Lien Credit Agreement and Revolving Credit Facility — The Company's prior First Lien Credit Agreement, which was in effect during the first half of 2021, provided for (a) a senior secured three-year revolving credit facility available for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $35.0 million and was scheduled to mature on September 30, 2022, (the "First Lien Revolving Credit Facility") and (b) a senior secured four-year term loan facility in an aggregate principal amount of $645.0 million (the "First Lien Term Credit Facility" and together with the First Lien Revolving Credit Facility, the "First Lien Credit Facility").
Second Lien Credit Agreement — The Company's prior Second Lien Credit Agreement which was in effect during the first half of 2021, provided for a second lien secured five-year term loan facility in an aggregate principal amount of $245.0 million (the "Second Lien Term Credit Facility" and together with the First Lien Credit Facility, the "Prior Credit Facilities"). Subject to certain conditions and limitations, the Company was able to elect to pay interest under the Second Lien Term Credit Facility partially in cash and partially in kind. The outstanding principal balance for the Second Lien Credit Agreement was due on June 26, 2024.
Debt Covenants and Other Restrictions — The New Credit Agreement contains various limitations that restrict the Company's ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and make other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the New Credit Agreement, requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations.
As of December 31, 2021, the Company was in compliance with its financial covenants: our interest coverage ratio was 3.643 to 1.000, our total net leverage ratio was 3.098 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $155.2 million. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —For the Term Loan, the Notes, the First Lien Term Credit Facility and the Second Lien Term Credit Facility, the Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. For the revolving credit facilities, the Company presents debt issuance costs within "Other assets" on its Consolidated Balance Sheets and amortizes these costs ratably over the term of the revolving credit facilities. Amortization of debt issuance costs is recorded within "Interest expense" on the Consolidated Statements of Operations.
There were no unamortized costs associated with the Revolving Credit Facility as of December 31, 2021 and $1.5 million for the First Lien Revolving Credit Facility as of December 31, 2020.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded within "Interest expense."
Maturities — At December 31, 2021, debt totaling $781.0 million will mature in July 2026, with debt principal totaling $18.0 million will be paid quarterly in increments of $1.0 million through the maturity date. Any borrowings under the Revolving Credit Facility will mature in July 2025.

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
Supplemental Executive Retirement Plans — The Company has obligations under various legacy SERPs, which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2021, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company's policy to fund the SERPs as benefits are paid.
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

Actuarial Valuation Assumptions — The measurement date for the Company's Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net periodic benefit expense (income):
Discount rate for benefit obligation	2.51%	3.23%	3.57%	2.41%	3.18%	4.32%	2.64%	3.33%	4.41%
Discount rate for interest cost	1.86%	2.83%	3.09%	1.62%	2.70%	3.88%	1.74%	2.77%	3.91%
Expected return on plan assets	1.80%	2.07%	2.91%	—	—	—	—	—	—
Cash balance interest crediting rate	1.36%	1.73%	2.75%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.46%	6.79%	7.25%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.08%	7.51%	8.25%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2028	2027	2025
Benefit obligation:
Discount rate	2.86%	2.51%	3.23%	2.81%	2.41%	3.18%	2.95%	2.64%	3.33%
Cash balance interest crediting rate	1.92%	1.36%	1.73%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.38%	6.46%	6.79%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.64%	7.08%	7.51%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65	—	—	—	—	—	—	2030	2028	2027
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
As of December 31, 2021, the Pension assets consisted of approximately 7% in equity securities, 84% in fixed income and 9% in real estate.

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
•Money market fund — This investment is valued at the published per share net asset value of shares held by the Plan. There are no significant restrictions on redeeming these investments at net asset value.
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
The following table is a summary of the Pension Plan's financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 3	Total
December 31, 2021
Real estate	$4.2	$4.2
Total investments in the fair value hierarchy	4.2	4.2
Investments measured at net asset value (1)		41.1
Total financial assets		$45.3

December 31, 2020
Real estate	$5.3	$5.3
Total investments in the fair value hierarchy	5.3	5.3
Investments measured at net asset value (1)		40.9
Total financial assets		$46.2
(1) Common/collective trusts investments and money market funds that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets presented in the summary of plan assets further below.
The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plan assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2021
Money market fund	$0.9	N/A	N/A
Multi-asset credit fund	0.8	Monthly	10 Days
Equity and fixed income securities	39.4	Daily	15 Days
Investments measured at net asset value	$41.1

December 31, 2020
Money market fund	$0.9	N/A	N/A
Multi-asset credit fund	0.7	Monthly	10 Days
Equity and fixed income securities	39.3	Daily	15 Days
Investments measured at net asset value	$40.9

Plan Financial Information — Net periodic benefit expense for the Pension includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2021	2020	2019	2021	2020	2019
Settlement charge	$—	$—	$31.3	$—	$—	$—
Interest cost	2.0	3.1	5.4	—	—	—
Expected return on plan assets	(0.7)	(0.8)	(2.7)	—	—	—
Amortization of net actuarial loss	2.4	2.0	2.6	0.1	0.1	0.1
Amortization of prior service cost	—	0.1	0.1	—	—	—
Net periodic benefit expense	$3.7	$4.4	$36.7	$0.1	$0.1	$0.1
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded within "Other non-operating expense" in the Consolidated Statements of Operations. Settlement charge, amortization of net actuarial loss and prior service cost were reclassified out of the components of "Accumulated other comprehensive loss".
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
The following tables are a summary of the amounts recognized in other comprehensive income (loss) and net periodic benefit expense for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2021
Net actuarial gain	$(1.8)	$—
Amortization of net actuarial loss	(2.4)	(0.1)
Total recognized in other comprehensive loss	(4.2)	(0.1)
Total recognized in net periodic benefit expense	3.7	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$(0.5)	$—
2020
Net actuarial loss (gain)	$4.5	$(0.1)
Amortization of net actuarial loss	(2.0)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive loss	2.4	(0.2)
Total recognized in net periodic benefit expense	4.4	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$6.8	$(0.1)
2019
Settlement charge	$(31.3)	$—
Net actuarial loss	8.5	0.1
Amortization of net actuarial loss	(2.6)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive loss	(25.5)	—
Total recognized in net periodic benefit expense	36.7	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$11.2	$0.1

The following table is a summary of the unfunded status of the Pension and Postretirement Benefits, which is recorded within "Pension and other postretirement benefits" on the Consolidated Balance Sheets, the benefit obligation and plan assets, and changes to the benefit obligation and plan assets as of and for the years ended December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at the beginning of the year	$120.1	$117.3	$0.6	$0.7	$120.7	$118.0
Interest cost	2.0	3.1	—	—	2.0	3.1
Actuarial (gain) loss	(2.6)	7.2	—	(0.1)	(2.6)	7.1
Benefits paid	(7.6)	(7.5)	—	—	(7.6)	(7.5)
Benefit obligation at the end of the year	111.9	120.1	0.6	0.6	112.5	120.7

Change in plan assets:
Fair value of plan assets at the beginning of the year	46.2	40.5	—	—	46.2	40.5
Actual return on plan assets	(0.1)	3.5	—	—	(0.1)	3.5
Employer contributions	6.9	9.7	—	—	6.9	9.7
Benefits paid	(7.6)	(7.5)	—	—	(7.6)	(7.5)
Fair value of plan assets at the end of the year	45.4	46.2	—	—	45.4	46.2
Unfunded status at the end of the year	$66.5	$73.9	$0.6	$0.6	$67.1	$74.5
In 2021, the net actuarial gain of $2.6 million affecting the benefit obligation of the Pension was due to the increase in discount rate and no material net actuarial gain or loss affecting the benefit obligation of the Postretirement Benefits.
In 2020, the net actuarial loss of $7.2 million affecting the benefit obligation of the Pension was due to the decrease in discount rate and the net actuarial gain of $0.1 million affecting the benefit obligation of the Postretirement Benefits was due to the decrease in liability resulting from participant deaths partially offset by the decrease in the discount rate.
In October 2021, the Society of Actuaries issued updated mortality projection scales. The Company adopted the updated mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. The unfunded status of the Pension Plan was $3.3 million and $5.3 million at December 31, 2021 and 2020, respectively, and the unfunded status of the SERPs was $63.2 million and $68.6 million at December 31, 2021 and 2020, respectively.
The following table summarizes the components recognized in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$35.2	$38.2	$0.2	$0.4	$35.4	$38.6
Prior service cost, net of tax	—	0.1	—	—	—	0.1
Total	$35.2	$38.3	$0.2	$0.4	$35.4	$38.7
The following table summarizes the accumulated benefit obligation for the Pension and Postretirement Benefits fair value of plan assets as of December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2021	2020	2021	2020
Accumulated benefit obligation	$111.9	$120.1	$—	$—
Fair value of plan assets	$45.4	$46.2	$—	$—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2022	2023	2024	2025	2026	2027-2031
Pension	$8.3	$7.9	$7.1	$7.1	$7.0	$32.1
Postretirement benefits	—	—	—	—	—	0.1

Although the Company has no minimum required contribution for the Pension Plan in 2022, we expect to contribute at least $1.0 million to the Pension Plan in 2022. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.5 million in 2022.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.4 million, $3.7 million and $4.5 million in 2021, 2020 and 2019, respectively.
International Benefit Plans — The Company's international subsidiaries have certain defined contribution plans. Contributions to, and costs related to, international plans were $1.9 million, $2.0 million and $1.6 million for 2021, 2020 and 2019, respectively.

Note 12 — Stockholders' Deficit

Common Stock — The Company's Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company's financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company's ability to declare or pay dividends or distributions to the holders of the Company's common stock is restricted under the Company's New Credit Agreement. No dividends were paid in 2021, 2020 or 2019. On June 7, 2021, MoneyGram announced its ATM Program which provided for the offer and sale, from time to time, of shares of its common stock having an aggregate sales price of up to $100.0 million. On June 18, 2021, MoneyGram completed the ATM Program by selling $99.8 million, or 10.4 million shares, at an average price per share of $9.56, resulting in total net proceeds to the Company of $97.2 million.
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
Treasury Stock — The Board of Directors has authorized the repurchase of shares up to $50.0 million in the aggregate. As of December 31, 2021, the Company repurchased 1,023,209 shares or $6.1 million in common stock.
Series D Participating Convertible Preferred Stock (the "D Stock") — In 2011, the Company issued 71,282 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock. In 2020, Goldman Sachs converted all of its 71,282 shares of D Stock into 8,910,234 shares of common stock with a par value of $0.01 per share.

The following table is a summary of the Company's authorized, issued and outstanding stock as of December 31, 2021:

	D Stock			Common Stock
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Treasury Stock
January 1, 2019	200,000	71,282	(71,282)	162,500,000	58,823,567	55,616,449	3,207,118
Release for restricted stock units	—	—	—	—	—	877,212	877,212
Shares issued to Ripple as part of SPA	—	—	—	—	6,237,523	6,237,523	—
December 31, 2019	200,000	71,282	(71,282)	162,500,000	65,061,090	62,731,184	2,329,906
Release for restricted stock units	—	—	—	—	56,358	876,121	819,763
Preferred stock - series D conversion	—	(71,282)	71,282	—	7,413,322	8,910,234	1,496,912
December 31, 2020	200,000	—	—	162,500,000	72,530,770	72,517,539	13,231
ATM equity offering	—	—	—	—	10,441,111	10,441,111	—
Exercise of Ripple Warrants	—	—	—	—	5,948,895	5,948,895	—
Release for restricted stock units	—	—	—	—	2,419,079	1,877,434	541,645
Exercise of Second Lien Warrants	—	—	—	—	965,156	964,212	944
Stock repurchases	—	—	—	—	—	(1,023,209)	1,023,209
December 31, 2021	200,000	—	—	162,500,000	92,305,011	90,725,982	1,579,029

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
Accumulated Other Comprehensive Loss — The following table details the components of "Accumulated other comprehensive loss" for the years ended December 31:

(Amounts in millions)	2021	2020
Net unrealized gains on securities classified as available-for-sale, net of tax	$1.5	$1.2
Cumulative non-U.S. dollar translation adjustments, net of tax	(28.9)	(20.9)
Pension and postretirement benefits adjustments, net of tax	(35.4)	(38.7)
Accumulated other comprehensive loss	$(62.8)	$(58.4)

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2019	$1.9	$(24.2)	$(45.2)	$(67.5)
Cumulative effect of adoption of ASU 2018-02	—	(3.7)	(11.4)	(15.1)
Other comprehensive income before reclassification	(0.3)	(0.2)	(6.6)	(7.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	26.2	26.2
Net current year other comprehensive income	(0.3)	(0.2)	19.6	19.1
December 31, 2019	1.6	(28.1)	(37.0)	(63.5)
Other comprehensive income before reclassification	(0.4)	7.2	(3.4)	3.4
Amounts reclassified from accumulated other comprehensive loss	—	—	1.7	1.7
Net current year other comprehensive income	(0.4)	7.2	(1.7)	5.1
December 31, 2020	1.2	(20.9)	(38.7)	(58.4)
Other comprehensive loss before reclassification	0.3	(8.0)	1.4	(6.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	1.9	1.9
Net current year other comprehensive loss	0.3	(8.0)	3.3	(4.4)
December 31, 2021	$1.5	$(28.9)	$(35.4)	$(62.8)
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

Note 13 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan ("2005 Plan") provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, "share-based awards") to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2021, the Company has remaining authorization to issue future grants of up to 4,106,694 shares.
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

The Company recognized stock-based compensation expense of $7.3 million, $6.6 million and $7.9 million for the years ended December 31 2021, 2020 and 2019, respectively, all of which related to restricted stock units.
Stock Options — All outstanding option awards were granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. All outstanding stock option award agreements contain certain forfeiture and non-compete provisions.
There were no options granted in 2021, 2020 or 2019. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options granted were either time-based, vesting over a four-year period, or performance-based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
The following table is a summary of the Company's stock option activity for the year ended December 31, 2021:

(Dollar amounts in millions)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	277,962	$19.58	1.8 years	$—
Forfeited/Expired	(146,809)	21.39
Options outstanding, vested or expected to vest, and exercisable at December 31, 2021	131,153	$17.54	1.4 years	$—
There were no options exercised in 2021, 2020 or 2019. For the year ended December 31, 2021, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In 2021, the Company granted time-based and performance-based restricted stock units. In 2020 and in 2019, the Company granted only time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.
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
The following table is a summary of the Company's restricted stock unit activity as of December 31, 2021:

(Dollar amounts in millions)	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted stock units outstanding at December 31, 2020	5,158,235	$2.62	0.95 years	$28.2
Granted	1,969,879	5.60
Vested	(2,345,818)	2.97
Forfeited	(677,749)	2.75
Restricted stock units outstanding at December 31, 2021	4,104,547	$3.82	0.86 years	$32.4
Restricted stock units vested and deferred at December 31, 2021	156,058	$3.84		$1.2

The following table is a summary of the Company's restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Weighted-average grant-date fair value of restricted stock units vested during the year	$7.0	$7.5	$10.4
Total intrinsic value of vested and converted shares	$16.1	$2.9	$3.2
As of December 31, 2021, the Company's outstanding restricted stock units had unrecognized compensation expense of $9.7 million with a remaining weighted-average vesting period of 1.4 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company's current estimate of achievement of performance goals.

Note 14 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2021	2020	2019
U.S.	$(49.8)	$(0.3)	$(76.5)
Foreign	6.2	6.4	12.2
(Loss) income before income taxes	$(43.6)	$6.1	$(64.3)
Foreign income consists of income from the Company's international subsidiaries. Most of the Company's wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense (benefit) for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Current:
Federal	$0.1	$(1.4)	$(0.2)
State	(2.7)	2.1	1.5
Foreign	5.7	4.2	8.2
Current income tax expense	3.1	4.9	9.5
Deferred:
Federal	(6.6)	7.1	(10.4)
State	(0.3)	1.9	(1.9)
Foreign	(1.9)	0.1	(1.2)
Deferred income tax (benefit) expense	(8.8)	9.1	(13.5)
Income tax (benefit) expense	$(5.7)	$14.0	$(4.0)
As of December 31, 2021 and 2020, the Company had tax payable of $16.2 million and $23.7 million, respectively and tax receivable of $2.5 million and $7.4 million, respectively. Tax payable and tax receivable are recorded within "Accounts payable and other liabilities" and "Other assets", respectively, on the Consolidated Balance Sheets.

The following table is a reconciliation of the expected federal income tax (benefit) expense at statutory rates to the actual income tax (benefit) expense for the years ended in December 31:

(Amounts in millions)	2021	2020	2019
Income tax (benefit) expense at statutory federal income tax rate	$(9.2)	$1.3	$(13.5)
Tax effect of:
State income tax, net of federal income tax effect	(0.6)	(0.4)	(1.3)
Valuation allowances	1.7	12.0	2.2
International taxes	1.0	1.5	3.4
Other net permanent differences	5.3	1.8	1.7
U.S. general business credits	(2.6)	(3.6)	(2.4)
Change in unrecognized tax benefits	(1.7)	2.4	1.2
Stock-based compensation	(0.3)	0.7	3.8
Impact from the TCJA	—	—	1.1
BEAT	—	(0.6)	—
U.S. taxation of foreign earnings	0.5	(1.1)	0.5
Other	0.2	—	(0.7)
Income tax (benefit) expense	$(5.7)	$14.0	$(4.0)
The following table is a summary of the Company's deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2021	2020
Deferred tax assets:
Basis difference in revalued investments	$50.4	$54.0
Tax loss carryovers	22.5	24.4
Tax credit carryovers	17.7	15.6
Postretirement benefits and other employee benefits	5.4	8.4
Bad debt and other reserves	1.6	2.2
Lease liabilities	10.9	12.0
Depreciation & amortization	12.3	11.6
Interest expense carryovers	16.3	1.3
Other	5.4	7.5
Valuation allowances	(82.0)	(81.2)
Total deferred tax assets	60.5	55.8
Deferred tax liability:
Depreciation and amortization and other	(64.0)	(66.0)
Lease right-of-use assets	(10.2)	(11.0)
Total deferred tax liability	(74.2)	(77.0)
Net deferred tax liability	$(13.7)	$(21.2)
The Company offsets deferred tax asset positions with deferred tax liability positions based on right to offset in each respective tax jurisdiction. As of December 31, 2021, net deferred tax asset positions of $6.0 million were included within "Other assets" and net deferred tax liability positions of $19.7 million were included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. As of December 31, 2020, net deferred tax asset positions of $4.6 million were reflected within "Other assets" and net deferred tax liability positions of $25.8 million were included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The valuation allowances as of December 31, 2021 and 2020, primarily relate to basis differences in revalued investments, capital loss carryovers, U.S. tax credit carryovers and certain state and foreign tax loss carryovers. The net $0.8 million increase in our valuation allowances is based on our more likely than not assessment that $1.7 million of our U.S. tax credits, U.S. capital loss carryovers and certain state net-operating loss carryovers will expire prior to utilization, offset by a $0.8 million decrease for expired capital losses and currency fluctuations with corresponding adjustments to the respective deferred tax asset and a decrease of $0.1 million in market valuations adjusted through other comprehensive income.

The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2021:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2022 - 2026	$46.9
U.S. net operating loss carry-forwards	2025 - Indefinite	$17.3
U.S. tax credit carry-forwards	2024- 2041	$17.7
U.S. interest expense carry-forwards	Indefinite	$75.9
Unrecognized tax benefits are recorded within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Beginning balance	$19.7	$18.2	$17.9
Additions based on tax positions related to prior years	1.5	0.9	0.9
Additions based on tax positions related to current year	0.6	0.6	—
Settlements with cash or attributes	(2.3)	—	(0.1)
Reductions for tax positions of prior years and other	(4.8)	—	(0.5)
Ending balance	$14.7	$19.7	$18.2
As of December 31, 2021, 2020 and 2019, the liability for unrecognized tax benefits was $14.7 million, $19.7 million and $18.2 million, respectively, exclusive of interest and penalties. For 2021, 2020 and 2019, the net amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $14.7 million , $19.7 million and $18.2 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Consolidated Statements of Operations. For 2021, the Company's liability for interest and penalties decreased by $2.0 million, which was comprised of a net increase in the accrual of $0.1 million offset by cash payments of $2.1 million. For 2020 and 2019, the Company’s accrual for interest and penalties increased by $1.1 million and $1.0 million, respectively. As of December 31, 2021 and 2020, the Company had a liability of $7.4 million and $9.4 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses discussed in more detail in Note 15 — Commitments and Contingencies, the Company is anticipating a $3.0 million decrease to the total amount of state related unrecognized tax benefits by way of cash or attribute settlements over the next 12 months.

Note 15 — Commitments and Contingencies

Letters of Credit — At December 31, 2021, the Company had no borrowings and no outstanding letters of credit under the Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $15.8 million and $57.0 million of liability recorded in "Accounts payable and other liabilities" on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively, as further discussed within Government Investigations below. For the year 2021, $13.8 million was recorded for legal proceedings and a nominal charge for the years 2020 and 2019 within "Transaction and operations support" in the Consolidated Statements of Operations.

Litigation Commenced Against the Company:
Class Action Securities Litigation — On November 14, 2018, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Illinois against MoneyGram and certain of its executive officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that MoneyGram made material misrepresentations regarding its compliance with the stipulated order for permanent injunction and final judgment that MoneyGram entered into with the FTC in October 2009 and with the DPA that MoneyGram entered into with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the U.S. Department of Justice in November 2012. The lawsuit seeks unspecified damages, equitable relief, interest and costs and attorneys' fees. The Company believes the case is without merit and is vigorously defending this matter. On May 16, 2019, MoneyGram filed a motion to dismiss which the court has yet to rule upon. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Books and Records Requests — The Company has received multiple requests from various putative shareholders for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law relating to the subject matter of the putative class lawsuit described in the preceding paragraphs. On February 26, 2019, two of these shareholders filed a petition in the Delaware Court of Chancery to compel MoneyGram to produce books and records in accordance with their request but have since dismissed their action. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to these matters.
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the above putative class action and Section 220 books and records requests.
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
NYDFS — On June 22, 2018, the Company received a request for production of documents from the New York Department of Financial Services (the "NYDFS") related to the subject of the DPA and FTC matters described above. This request followed previous inquiries by the NYDFS regarding certain of our New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter and continues to meet with the NYDFS to discuss the matter. While the Company and NYDFS have not reached an agreed resolution on this matter, the parties have begun to discuss a potential settlement that would include a monetary penalty, subject to agreement on terms of a consent order. Based on the progress of recent settlement negotiations, we accrued an additional $8.3 million as our best estimate to settle this matter.
CFPB — On February 12, 2020, the Company received a Report of Examination ("ROE") from the Consumer Financial Protection Bureau ("CFPB") stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB's Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided MoneyGram with a Notice and Opportunity to Respond and Advise ("NORA") letter, documenting the CFPB's intent to take legal action against MoneyGram based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act and the Consumer Financial Protection Act. MoneyGram provided the CFPB with its written response to the NORA letter on March 17, 2021 and continues to confer with the CFPB concerning the matter. While the Company and the CFPB have not reached an agreed resolution on this matter, the parties have begun to discuss a potential settlement that would include a monetary penalty, subject to agreement on terms of a proposed stipulated order. Based on the progress of recent settlement negotiations, we accrued $7.5 million as our best estimate to settle this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company's consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court ("Tax Court") challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company filed a notice of appeal with the Tax Court on July 27, 2015 for an appeal to the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). Oral arguments were held before the Fifth Circuit on June 7, 2016, and on November 15, 2016, the Fifth Circuit vacated the Tax Court’s decision and remanded the case to the Tax Court for further proceedings. The Company filed a motion for summary judgment in the Tax Court on May 31, 2017. On August 23, 2017, the IRS filed a motion for summary judgment and its response to the Company’s motion for summary judgment. The Tax Court directed the parties to agree to a joint stipulation of facts, which the parties filed with the court. Each party filed updated memorandums in support of its motions for summary judgment in the Tax Court. The Tax Court held oral arguments on this matter on September 9, 2019 and the Tax Court issued an opinion on December 3, 2019 denying the Company’s motion for summary judgment. MoneyGram then filed a Notice of Appeal to the Fifth Circuit on February 21, 2020. Oral arguments were held before a Fifth Circuit panel of judges on March 1, 2021, and the panel affirmed the Tax Court findings on June 1, 2021. As a result of the Fifth Circuit decision, the Company has decided to no longer pursue a remedy for the tax litigation and has determined that it is appropriate to file amended state returns which we expect will require the Company to make additional cash payments estimated to be $13.5 million for various state taxes on amounts that have previously been accrued.
The Company's previous reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Neither the November 2016 Fifth Circuit decision to remand the case back to the Tax Court nor the 2021 Fifth Circuit affirmation of the Tax Court findings changed the Company’s assessment regarding the likelihood of whether these deductions would ultimately be sustained. Accordingly, no change in the valuation allowance was made for this matter as of December 31, 2021.

Note 16 — Loss Per Common Share

The following table is a reconciliation of the weighted-average amounts used in calculating loss per share for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Basic and diluted common shares outstanding	89.7	77.8	71.1
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans, and upon exercise of the Ripple Warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period, regardless of whether the Company is in a period of net income available to common shareholders.
The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

(Amounts in millions)	2021	2020	2019
Shares related to stock options	0.2	0.3	0.9
Shares related to restricted stock units	4.2	4.5	2.7
Shares related to Ripple warrants	1.1	6.0	1.4
Shares excluded from the computation	5.5	10.8	5.0

Note 17 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: GFT and FPP. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart is our only agent, for both the GFT and FPP segments, that accounts for more than 10% of total revenue. In 2021, Walmart accounted for 11% of total revenue, 13% in 2020 and 16% in 2019.
The Company's Chief Operating Decision Maker reviews segment gross profit to assess segment performance and allocate resources. Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies. Investment revenue is allocated to each segment based on the average investable balances generated by that segment's sale of payment instruments during the period.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2021	2020	2019
GFT revenue
Money transfer revenue	$1,188.3	$1,104.7	$1,123.9
Bill payment revenue	40.5	46.2	59.4
Total GFT revenue	1,228.8	1,150.9	1,183.3
FPP revenue
Money order revenue	40.9	43.4	53.0
Official check revenue	13.9	22.9	48.8
Total FPP revenue	54.8	66.3	101.8
Total revenue	$1,283.6	$1,217.2	$1,285.1
The following table is a summary of the gross profit by segment and detail of the loss (income) before income taxes for the years ended December 31:

(Amounts in millions)	2021	2020	2019
GFT gross profit	$545.6	$501.6	$545.4
FPP gross profit (1)	53.9	62.6	77.5
Total gross profit	599.5	564.2	622.9
Total operating expenses	525.8	461.2	570.9
Total operating income	73.7	103.0	52.0
Interest expense	69.5	92.4	77.0
Loss on early extinguishment of debt	44.1	—	2.4
Other non-operating expense	3.7	4.5	36.9
(Loss) income before income taxes	$(43.6)	$6.1	$(64.3)
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2021	2020	2019
GFT	$51.3	$57.3	$65.8
FPP	5.7	7.1	8.0
Total depreciation and amortization	$57.0	$64.4	$73.8

The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2021	2020	2019
GFT	$38.3	$31.5	$50.5
FPP	4.3	3.9	6.1
Total capital expenditures	$42.6	$35.4	$56.6
The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2021	2020
GFT	$1,269.5	$1,397.2
FPP	3,169.8	3,247.4
Other	37.2	29.5
Total assets	$4,476.5	$4,674.1
Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries from which the Company generates revenues, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2021, 2020 and 2019. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2021	2020	2019
U.S.	$543.9	$543.8	$611.4
International	739.7	673.4	673.7
Total revenue	$1,283.6	$1,217.2	$1,285.1

Note 18 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue for the years ended December 31:

(Amounts in millions)	2021	2020	2019
GFT revenue
Money transfer fee revenue	$1,160.0	$1,083.4	$1,102.1
Bill payment services fee revenue	40.5	46.2	59.4
Other revenue	28.3	21.3	21.8
Total GFT fee and other revenue	$1,228.8	$1,150.9	$1,183.3
FPP revenue
Money order fee revenue	6.3	7.3	8.7
Official check outsourcing services fee revenue	7.1	7.4	8.7
Other revenue	33.6	31.6	29.7
Total FPP fee and other revenue	47.0	46.3	47.1
Investment revenue	7.8	20.0	54.7
Total revenue	$1,283.6	$1,217.2	$1,285.1

Timing of revenue recognition:
Services and products transferred at a point in time	$1,206.8	$1,137.0	$1,170.2
Products transferred over time	7.1	7.4	8.7
Total revenue from services and products	1,213.9	1,144.4	1,178.9
Investment revenue	7.8	20.0	54.7
Other revenue	61.9	52.8	51.5
Total revenue	$1,283.6	$1,217.2	$1,285.1
See Note 2 — Summary of Significant Accounting Policies for the Company's accounting policies on revenue recognition. Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included within "Settlement assets" with a corresponding liability recorded within "Payment service obligations" on the Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Summary of Significant Accounting Policies.

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
The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2030. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 31, 2021 and 2020, the leases had a weighted-average remaining lease term of 7.1 years and 7.3 years, respectively. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. The Company considered the most relevant major interest rate in the specific geographical location such as the Prime Rate in the U.S. and U.K. or the collateralized interest rate for non-financial institutions of the European Central Bank. These rates were then adjusted for the Company's specific credit ratings or economic conditions and lease terms of the specific portfolio. As of December 31, 2021 and 2020, the weighted-average discount rate was 5.3% and 5.7%, respectively.
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
The following table is a summary of the Company's lease expense for its operating leases for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Buildings, equipment and vehicle leases	$13.3	$15.0	$15.8
Short-term and variable lease cost	1.1	1.2	1.7
Total lease cost	$14.4	$16.2	$17.5
Supplemental cash flow information related to leases was as follows for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$13.7	$15.3	$15.8
ROU assets obtained in exchange for lease obligations	$10.1	$15.0	$11.6
Maturities of operating lease liabilities as of December 31, 2021 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
2022	$11.2
2023	9.7
2024	9.7
2025	9.3
2026	7.6
Thereafter	21.2
Total	68.7
Less: present value discount	(12.4)
Lease liability - operating	$56.3

Note 20 — Related Parties

On March 7, 2021, the Company and Ripple signed an agreement to terminate, effective immediately, the commercial agreement between the parties that was originally entered into in June of 2019. The Company had ceased transacting under the commercial agreement in early December 2020. The Company did not resume transacting under the commercial agreement from that period through the termination date and as such, did not receive any market development fees in 2021.

Note 21 — Subsequent Events

On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of Madison Dearborn, and Merger Sub.
The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash. Consummation of the Merger is subject to the satisfaction or, if permitted by law, waiver by Parent, the Company or both of a number of conditions, including, among other things, (a) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock, (b) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (c) the receipt of required approvals with respect to money transmitter licenses and applicable foreign investment and competition laws, (d) the absence of any material adverse effect on the Company's business and (e) other customary closing conditions. The Merger Agreement contains certain termination rights for the parties, including the right of the parties, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by February 13, 2023, although the End Date may be extended to May 14, 2023 in certain circumstances to obtain required money transfer approvals. The terms of the Merger Agreement did not impact the Company's Consolidated Financial Statements as of and for the year ended December 31, 2021.