Form 10-Q
period 2022-03-31
MONEYGRAM INTERNATIONAL INC
filed 2022-05-06
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2022.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2022, 96,278,259 shares of common stock, $0.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$103.7	$155.2
Settlement assets	3,587.4	3,591.4
Property and equipment, net	130.8	133.9
Goodwill	442.2	442.2
Right-of-use assets	50.3	52.6
Other assets	115.4	101.2
Total assets	$4,429.8	$4,476.5
LIABILITIES
Payment service obligations	$3,587.4	$3,591.4
Debt, net	786.0	786.7
Pension and other postretirement benefits	66.1	67.1
Lease liabilities	53.5	56.3
Accounts payable and other liabilities	121.1	160.0
Total liabilities	4,614.1	4,661.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 98,405,553 and 92,305,011 shares issued, 96,261,401 and 90,725,982 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1.0	0.9
Additional paid-in capital	1,403.1	1,400.3
Retained loss	(1,508.3)	(1,513.4)
Accumulated other comprehensive loss	(64.1)	(62.8)
Treasury stock: 2,144,152 and 1,579,029 shares at March 31, 2022 and December 31, 2021, respectively	(16.0)	(10.0)
Total stockholders' deficit	(184.3)	(185.0)
Total liabilities and stockholders' deficit	$4,429.8	$4,476.5
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2022	2021
REVENUE
Fee and other revenue	$305.5	$308.1
Investment revenue	2.1	2.0
Total revenue	307.6	310.1
COST OF REVENUE
Commissions and other fee expense	148.7	149.9
Investment commissions expense	0.4	0.2
Direct transaction expense	12.3	15.2
Total cost of revenue	161.4	165.3
GROSS PROFIT	146.2	144.8
OPERATING EXPENSES
Compensation and benefits	56.5	62.2
Transaction and operations support	45.1	43.4
Occupancy, equipment and supplies	14.5	15.5
Depreciation and amortization	12.2	15.3
Total operating expenses	128.3	136.4
OPERATING INCOME	17.9	8.4
Other expenses
Interest expense	10.9	22.3
Other non-operating expense	0.9	1.0
Total other expenses	11.8	23.3
Income (loss) before income taxes	6.1	(14.9)
Income tax expense	1.0	0.5
NET INCOME (LOSS)	$5.1	$(15.4)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	95.7	79.6
Diluted	99.5	79.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
NET INCOME (LOSS)	$5.1	$(15.4)
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding gain on available-for-sale securities arising during the period, net of tax expense of $0.0 and $0.1 for the three months ended March 31, 2022, and 2021, respectively	0.1	0.3
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.1 for the three months ended March 31, 2022 and 2021, respectively	0.4	0.5
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.0 and $0.0 for the three months ended March 31, 2022 and 2021, respectively	(1.8)	(5.8)
Other comprehensive loss	(1.3)	(5.0)
COMPREHENSIVE INCOME (LOSS)	$3.8	$(20.4)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5.1	$(15.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12.2	15.3
Signing bonus amortization	13.9	14.3
Change in right-of-use assets	2.4	3.6
Amortization of debt discount and debt issuance costs	0.7	2.9
Non-cash compensation and pension expense	3.7	2.8
Signing bonus payments	(14.7)	(13.0)
Change in other assets	(31.5)	(13.0)
Change in lease liabilities	(3.2)	(3.9)
Change in accounts payable and other liabilities	(18.5)	(20.7)
Other non-cash items, net	(0.1)	0.3
Net cash used in operating activities	(30.0)	(26.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(10.3)	(11.2)
Proceeds from available-for-sale investments	—	0.3
Purchases of interest-bearing investments	(61.0)	(210.8)
Proceeds from interest-bearing investments	60.8	209.4
Purchase of equity investments	(4.0)	—
Net cash used in investing activities	(14.5)	(12.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	(0.3)	—
Principal payments on debt	(1.0)	(1.6)
Change in receivables, net	(203.2)	0.1
Change in payment service obligations	(4.0)	(35.9)
Payments to tax authorities for stock-based compensation	(6.0)	(3.6)
Net cash used in financing activities	(214.5)	(41.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(259.0)	(80.1)
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	2,050.9	2,079.3
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of period	$1,791.9	$1,999.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are presented below:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Cash payments for interest	$16.6	$11.9
Cash payments (refunds) for taxes, net	$3.3	$(2.7)
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of:

(Amounts in millions)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$103.7	$152.8
Settlement cash and cash equivalents	1,688.2	1,846.4
Cash and cash equivalents and settlement cash and cash equivalents	$1,791.9	$1,999.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2022	$0.9	$1,400.3	$(1,513.4)	$(62.8)	$(10.0)	$(185.0)
Net income	—	—	5.1	—	—	5.1
Stock-based compensation activity	—	2.8	—	—	(6.1)	(3.3)
Exercise of lender warrants	0.1	—	—	—	0.1	0.2
Other comprehensive loss	—	—	—	(1.3)	—	(1.3)
March 31, 2022	$1.0	$1,403.1	$(1,508.3)	$(64.1)	$(16.0)	$(184.3)

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	$0.8	$1,297.8	$(1,490.8)	$(63.4)	$(3.6)	$(259.2)
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
Impact of COVID-19 Pandemic On Our Financial Statements — The global spread of COVID-19 and the unprecedented impact of the COVID-19 pandemic is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak reached all regions in which we do business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures and social distancing requirements. The global spread of COVID-19 and its subsequent variants, in combination with the government actions taken in response to the virus have caused and may continue to cause, significant economic and business disruption, volatility, financial uncertainty and a continued significant global economic downturn. This has had and may continue to have, a negative impact on the mobility of the global workforce, our agents, customers, consumer spending and global financial markets. Even after the initial impact of the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of inflation, economic weakness and lower disposable income. Therefore, the Company cannot reasonably estimate the future impact at this time.
There were no other material impacts to our unaudited Condensed Consolidated Financial Statements as of and for the periods ended March 31, 2022, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in the future.
Use of Estimates — The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience, future expectations, impact of the COVID-19 pandemic and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and assumptions are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Principles of Consolidation — The Condensed Consolidated Financial Statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation.

Recently Adopted Accounting Standards — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 does not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards and Related Developments Not Yet Adopted — In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This ASU also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2020-06 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
•ASU 2022-02 (Issued March 2022) — Financial Instruments - Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures

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

Note 2 — Settlement Assets and Payment Service Obligations

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	March 31, 2022	December 31, 2021
Settlement assets:
Settlement cash	$1,688.2	$1,895.7
Receivables, net	903.6	700.4
Interest-bearing investments	992.6	992.3
Available-for-sale investments	3.0	3.0
Total settlement assets	$3,587.4	$3,591.4

Payment service obligations	$(3,587.4)	$(3,591.4)

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
The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2022
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.1	$—	$2.1
Asset-backed and other securities	—	0.9	0.9
Forward contracts	0.2	—	0.2
Total financial assets	$2.3	$0.9	$3.2
Financial liabilities:
Forward contracts	$3.7	$—	$3.7

December 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.3	$—	$2.3
Asset-backed and other securities	—	0.7	0.7
Forward contracts	0.1	—	0.1
Total financial assets	$2.4	$0.7	$3.1
Financial liabilities:
Forward contracts	$0.2	$—	$0.2
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair values of the Term Loan and Senior Secured Notes are estimated using an observable market quotation (Level 2).
The following table provides the carrying value and fair value for the Term Loan and the Senior Secured Notes:

(Amounts in millions)	March 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$383.0	$381.6	$384.0	$383.5
Senior Secured Notes	$415.0	$429.5	$415.0	$421.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2022 and December 31, 2021.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2022	December 31, 2021
Cash	$1,791.9	$2,050.9
Interest-bearing investments	992.6	992.3
Available-for-sale investments	3.0	3.0
Total investment portfolio	$2,787.5	$3,046.2
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
March 31, 2022
Residential mortgage-backed securities	$2.0	$0.1	$2.1
Asset-backed and other securities	—	0.9	0.9
Total	$2.0	$1.0	$3.0

December 31, 2021
Residential mortgage-backed securities	$2.1	$0.2	$2.3
Asset-backed and other securities	—	0.7	0.7
Total	$2.1	$0.9	$3.0
As of March 31, 2022 and December 31, 2021, 70% and 77%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2022 and 2021, the Company had no realized gains or losses.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Net realized non-U.S. dollar loss	$(3.2)	$(8.2)
Net gain from the related forward contracts	5.0	6.6
Net gain (loss) from the related forward contracts	$1.8	$(1.6)
As of March 31, 2022 and December 31, 2021, the Company had $641.9 million and $698.7 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of March 31, 2022 and December 31, 2021, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Forward contracts	"Other assets"	$2.2	$0.4	$(2.0)	$(0.3)	$0.2	$0.1

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Forward contracts	"Accounts payable and other liabilities"	$5.7	$0.6	$(2.0)	$(0.4)	$3.7	$0.2
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

Note 6 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2022	December 31, 2021
5.00% Term Loan due 2026	$383.0	$384.0
5.38% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	798.0	799.0
Unamortized debt issuance costs and debt discounts	(12.0)	(12.3)
Total debt, net	$786.0	$786.7
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “Senior Secured Notes” or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility" and together with the Term Loan the "New Credit Facilities") up to an aggregate principal amount of $40.0 million. As of March 31, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility. The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. As of March 31, 2022, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.264 to 1.000, our total net leverage ratio was 3.105 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $103.7 million. We continuously monitor our compliance with our debt covenants.

Note 7 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Interest cost	$0.6	$0.5
Expected return on plan assets	(0.3)	(0.2)
Amortization of net actuarial loss	0.5	0.6
Net periodic benefit expense	$0.8	$0.9
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations. Settlement charge, amortization of net actuarial loss and prior service cost were reclassified out of the components of "Accumulated other comprehensive loss".

Note 8 — Stockholders' Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2022 or 2021.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of March 31, 2022:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2021	162,500,000	92,305,011	90,725,982	1,579,029
Exercise of lender warrants	—	4,458,314	4,454,159	4,155
Release for restricted stock units	—	1,642,228	1,081,260	560,968
March 31, 2022	162,500,000	98,405,553	96,261,401	2,144,152
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2022	$1.5	$(28.9)	$(35.4)	$(62.8)
Other comprehensive loss before reclassification	0.1	(1.8)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	0.1	(1.8)	0.4	(1.3)
March 31, 2022	$1.6	$(30.7)	$(35.0)	$(64.1)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	$1.5	$(26.7)	$(38.2)	$(63.4)

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Stock-based compensation expense	$2.8	$1.8
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2021	131,153	$17.54	1.4 years	$—
Forfeited/Expired	(16,808)	$18.32
Options outstanding, vested or expected to vest, and exercisable at March 31, 2022	114,345	$17.43	1.3 years	$—
As of March 31, 2022, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — On February 16, 2022, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2021	4,104,547	$3.82	0.86 years	$32.4
Granted	1,519,281	$10.75
Vested	(1,642,228)	$3.16
Forfeited	(2,363)	$7.07
Restricted stock units outstanding at March 31, 2022	3,979,237	$6.74	1.43 years	$42.0
Restricted stock units vested and deferred at March 31, 2022	156,058	$3.84		$1.6
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Weighted-average grant-date fair value of restricted stock units vested during the period	$5.2	$5.9
Total intrinsic value of vested and converted shares	$17.6	$12.4
As of March 31, 2022, the Company's outstanding restricted stock units had unrecognized compensation expense of $23.6 million with a remaining weighted-average vesting period of 1.9 years.

Note 10 — Income Taxes

For the three months ended March 31, 2022, the Company recognized an income tax expense of $1.0 million on pre-tax income of $6.1 million primarily due to a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, U.S. general business credits and a recovery of state taxes, all of which were partially offset by foreign taxes net of federal income tax benefits, non-deductible expenses and an increase in unrecognized tax benefits. The decrease in valuation allowance against our U.S. federal and state deferred tax assets is due to the estimated use of $0.7 million of U.S. general business credits and state net operating losses. As of March 31, 2022, the Company remains in a three-year cumulative pre-tax loss position. However, it is possible that the Company could be out of its current three-year cumulative loss position within the next 12 months. The Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
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
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the liability for unrecognized tax benefits was $13.6 million and $14.7 million, respectively, exclusive of interest and penalties. For the three months ended March 31, 2022 and 2021, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $13.6 million and $19.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2022, the Company's accrual for interest and penalties decreased by $0.8 million which was comprised of a $0.1 million increase in the accrual offset by cash payments of $0.9 million. For the three months ended March 31, 2021, the company’s accrual for interest and penalties increased by $0.2 million. As of March 31, 2022 and December 31, 2021, the Company had a liability of $6.6 million and $7.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses, the Company is anticipating a $4.5 million decrease to the total amount of state related unrecognized tax benefits, exclusive of interest and penalties, by way of cash or attribute settlements over the next 12 months.

Note 11 — Commitments and Contingencies

Letters of Credit — At March 31, 2022, the Company had no borrowings and no outstanding letters of credit under the Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $7.5 million and $15.8 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. Legal proceedings are recorded in "Transaction and operations support" in the Condensed Consolidated Statements of Operations. No charges were recorded for the three months ended March 31, 2022 and 2021.

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
MDP Transaction Shareholder Litigation — On March 13, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Shiva Stein v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On March 31, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Chandler Tulin v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On April 1, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Ryan O’Dell v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On April 6, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Lewis D. Baker v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of New York. On April 8, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Marc Waterman v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. On April 10, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Khristina Keller v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of New York. The plaintiffs in each lawsuit allege that the preliminary proxy statement filed by MoneyGram with the SEC on March 29, 2022, in connection with the proposed Merger contains materially incomplete and misleading information and omits material information with respect to the Merger, rendering the preliminary proxy statement materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), Rule 14a-9 of the SEC rules, and/or 17 C.F.R. § 244.100. The plaintiff in the Tulin action also asserts that the members of the MoneyGram board breached their fiduciary duties by, among other things, entering into the Merger Agreement through an unfair process and for inadequate compensation, and that MoneyGram aided and abetted the purported breaches of fiduciary duties. Each plaintiff seeks, among other things, injunctive relief until the defendants to the applicable lawsuit disclose the alleged omitted material information. In addition, on or about April 25, 2022, a purported MoneyGram stockholder filed a putative class action lawsuit, entitled Hatch v. Holmes, et al., in the Delaware Court of Chancery. The plaintiff in the Hatch action asserts that the members of the MoneyGram board breached their fiduciary duties by obtaining inadequate consideration for MoneyGram’s stockholders and making materially incomplete or misleading proxy disclosures in connection with the proposed Merger.
MoneyGram believes that the claims asserted in these lawsuits are without merit and intends to defend against all claims asserted. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the above putative class action, the Section 220 books and records requests and the shareholder suits pertaining to the MDP transaction.
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

NYDFS — As previously reported, on June 22, 2018, the Company received a request for production of documents from the NYDFS related to the Company’s failure to maintain an effective anti-money laundering program and to adequately supervise certain of the Company’s New York-based agents that conducted suspicious transactions on behalf of customers. This request followed previous inquiries by the NYDFS regarding certain of the Company’s New York-based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter. On March 16, 2022, the Company and the NYDFS entered into a consent order (the “Consent Order”) to resolve this matter. In entering in the Consent Order, the NYDFS acknowledged that there were several mitigating factors in respect to the Consent Order, including that the Company fully cooperated with the NYDFS’s investigation, including by reporting on the results of its internal investigation on the matter, had voluntarily undertaken significant enhancements to its compliance program and had undertaken remediation to prevent similar violations from occurring. Such measures and enhancements include termination of certain agents, the creation of new compliance procedures to increase the authority of compliance personnel within the Company, the implementation of new limits on and supervision of high-risk agents and a substantial increase in the resources allocated to compliance. Pursuant to the Consent Order, the Company agreed to, among other things, pay a civil monetary penalty in the amount of $8.3 million and undertake various reporting obligations. These include the obligation to (i) submit to the NYDFS a written description of the Company’s current compliance program with respect to the supervision of its New York-based agents, and update such description with the NYDFS at 12 and 24 months after the date of the Consent Order, (ii) deliver to the NYDFS detailed data of all transactions in the State of New York for the one-year period prior to the date of the Consent Order, and (iii) fully cooperate with the NYDFS regarding all terms of the Consent Order. Pursuant to the Consent Order, the NYDFS agreed that it will take no further action against the Company for the conduct subject to the previous request for production of documents, provided that the Company fully complies with the terms of the Consent Order. The $8.3 million payment, which was made in the first quarter, is consistent with the estimated amount that the Company previously accrued in the fourth quarter of 2021.
CFPB — As previously reported, on February 12, 2020, the Company received a Report of Examination (“ROE”) from the Consumer Financial Protection Bureau (“CFPB”) stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand (“CID”) from the CFPB’s Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided the Company with a Notice and Opportunity to Respond and Advise (“NORA”) letter, documenting the CFPB’s intent to take legal action against the Company based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act (the “EFTA”) and the Consumer Financial Protection Act (the “CFPA”). The Company provided the CFPB with its written response to the NORA letter on March 17, 2021. Over the past several months, the Company and the CFPB engaged in negotiations regarding a potential settlement agreement but were ultimately unable to reach an agreed resolution on this matter. On April 21, 2022, the CFPB and the New York State Office of the Attorney General filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and MoneyGram Payment Systems, Inc., a wholly owned subsidiary of the Company. The Complaint alleges seven counts of violations under the Remittance Rule, the CFPA, the EFTA and New York Executive Law § 63(12), and seeks injunctive relief, restitution, unspecified damages, civil money penalties and costs. The Company believes the case is without merit and intends to vigorously defend this matter. Based on the prior settlement negotiations which have since terminated, the Company had accrued $7.5 million as of December 31, 2021, as our best estimate to settle this matter. Notwithstanding the termination of the settlement discussion and the filing of the lawsuit by the CFPB, we continue to maintain the $7.5 million accrual in accordance with U.S. GAAP as our best loss estimate related to this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 12 — Earnings (Loss) Per Common Share

The following table summarizes the weighted-average share amounts used in calculating earnings (loss) per common share:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Basic common shares outstanding	95.7	79.6
Shares related to restricted stock units	3.8	—
Diluted common shares outstanding	99.5	79.6
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
The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Shares related to stock options	0.1	0.3
Shares related to restricted stock units	—	4.8
Shares related to Ripple Warrants	—	4.3
Shares excluded from the computation	0.1	9.4

Note 13 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: GFT and FPP. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent, for the three months ended March 31, 2022, that accounts for more than 10% of FPP revenue and the only agent, for both the GFT and FPP segments, that accounted for more than 10% of total revenue for the three months ended March 31, 2021. For the three months ended March 31, 2021, Walmart accounted for 12% of total revenue.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
GFT revenue
Money transfer revenue	$284.3	$285.4
Bill payment revenue	9.3	10.8
Total GFT revenue	293.6	296.2
FPP revenue
Money order revenue	10.5	10.4
Official check revenue	3.5	3.5
Total FPP revenue	14.0	13.9
Total revenue	$307.6	$310.1

The following table is a summary of the gross profit by segment:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
GFT gross profit	$132.6	$131.1
FPP gross profit (1)	13.6	13.7
Total gross profit	146.2	144.8
Total operating expenses	128.3	136.4
Total operating income	17.9	8.4
Interest expense	10.9	22.3
Other non-operating expense	0.9	1.0
Income (loss) before income taxes	$6.1	$(14.9)
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2022	December 31, 2021
GFT	$1,240.9	$1,269.5
FPP	3,148.3	3,169.8
Other	40.6	37.2
Total assets	$4,429.8	$4,476.5

Note 14 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
GFT revenue
Money transfer fee revenue	$275.8	$279.2
Bill payment services fee revenue	9.3	10.8
Other revenue	8.5	6.2
Total GFT fee and other revenue	293.6	296.2
FPP revenue
Money order fee revenue	1.4	1.7
Official check outsourcing services fee revenue	1.7	1.8
Other revenue	8.8	8.4
Total FPP fee and other revenue	11.9	11.9
Total fee and other revenue	305.5	308.1
Investment revenue	2.1	2.0
Total revenue	$307.6	$310.1

Timing of revenue recognition:
Services and products transferred at a point in time	$286.5	$291.7
Products transferred over time	1.7	1.8
Total revenue from services and products	288.2	293.5
Investment revenue	2.1	2.0
Other revenue	17.3	14.6
Total revenue	$307.6	$310.1
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Settlement Assets and Payment Service Obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various risks and factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
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
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 440,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 92% of total revenue for the three months ended March 31, 2022. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
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
As a leader in the evolution of digital P2P payments, we were the first company to utilize blockchain technology at scale for cross-border payments. Given our extensive global network, strong culture of fintech innovation, expertise in compliance and API-driven infrastructure, we are well-positioned to lead cross-border payment innovation.
Recent Developments

On March 16, 2022, we announced that a final agreement has been reached to settle its previously disclosed legacy enforcement matter with NYDFS through a consent order. The Company paid a civil monetary penalty of $8.3 million to the NYDFS and will undertake various reporting obligations. This payment is consistent with the estimated amount that MoneyGram previously accrued in the fourth quarter of 2021.
On March 11, 2022, MoneyGram and Stellar Development Foundation announced a new partnership with Techstars, a global investment business that provides access to capital, one-on-one mentorship and customized programming for entrepreneurs. The program will recruit founders across the world who are focused on driving technological innovation in areas such as blockchain and digital payments to further streamline cross-border payments and support financial inclusion.
Anticipated Trends
This discussion of trends expected to impact our business in 2022 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements, Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risks Factors of our 2021 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
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
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 and its variants, is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak is global and has impacted all the countries in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in shelter-in-place orders and the mandatory closing of various businesses across many of the countries in which we operate. Variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity. Several countries and municipalities had mandated closures of their borders and incorporated shelter-in-place orders.

It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation has been different on a country by country basis. The impact of COVID-19 in 2022 and beyond will depend on the duration and severity of economic conditions resulting from the crisis, its impact on public health, immigration, public policy actions, vaccination rates and expansion and duration of returns to lockdowns and shelter-in-place orders by governments, as well as changes in consumer behavior over the long term.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Revenue
Fee and other revenue	$305.5	$308.1
Investment revenue	2.1	2.0
Total revenue	307.6	310.1
Cost of revenue
Commissions and other fee expense	148.7	149.9
Investment commissions expense	0.4	0.2
Direct transaction expense	12.3	15.2
Total cost of revenue	161.4	165.3
Gross profit	146.2	144.8
Operating expenses
Compensation and benefits	56.5	62.2
Transaction and operations support	45.1	43.4
Occupancy, equipment and supplies	14.5	15.5
Depreciation and amortization	12.2	15.3
Total operating expenses	128.3	136.4
Operating income	17.9	8.4
Other expenses
Interest expense	10.9	22.3
Other non-operating expense	0.9	1.0
Total other expenses	11.8	23.3
Income (loss) before income taxes	6.1	(14.9)
Income tax expense	1.0	0.5
Net income (loss)	$5.1	$(15.4)
Revenue
Revenue declined by $2.5 million for the three months ended March 31, 2022, primarily due to a decrease in GFT revenue of $2.6 million. See the "Segments Results" section below for further discussions.
Cost of Revenue
Cost of revenue decreased by $3.9 million for the three months ended March 31, 2022, due to a decrease in GFT cost of revenue. See the "Segments Results" section below for further discussions.
Compensation and Benefits
Compensation and benefits decreased by $5.7 million for the three months ended March 31, 2022, primarily due to the absence of severance costs in the current period.

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
Transaction and operations support remained relatively flat for the three months ended March 31, 2022.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense remained relatively flat for the three months ended March 31, 2022.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $3.1 million for the three months ended March 31, 2022, primarily due to a continued decrease in purchases of hardware and software as a result of our migration to cloud computing.
Other Expenses
Interest Expense decreased by $11.4 million for the three months ended March 31, 2022, primarily due to interest savings as a result of our refinancing activities in the third quarter of 2021.
Other non-operating expense remained relatively flat for the three months ended March 31, 2022.
Income Tax Expense
For the three months ended March 31, 2022, the Company recognized an income tax expense of $1.0 million on pre-tax income of $6.1 million primarily due to a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, U.S. general business credits and a recovery of state taxes, all of which were partially offset by foreign taxes net of federal income tax benefits, non-deductible expenses and an increase in unrecognized tax benefits.
Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three months ended March 31, 2022:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Money transfer revenue	$284.3	$285.4
Bill payment revenue	9.3	10.8
Total revenue	293.6	296.2

Cost of revenue	161.0	165.1
Gross profit	$132.6	$131.1
Money Transfer Revenue
Money transfer revenue decreased by $1.1 million for the three months ended March 31, 2022 as a result of the U.S. Dollar strengthening against the Pound Sterling and the Euro.
Bill Payment Revenue
Bill payment revenue decreased by $1.5 million for the three months ended March 31, 2022 due to lower transactions as a result of increased competition.
Cost of Revenue

Cost of revenue decreased by $4.1 million for the three months ended March 31, 2022, primarily due to a decrease in commissions and other fee expense driven by lower rates in commissions associated with MGO.
FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Money order revenue	$10.5	$10.4
Official check revenue	3.5	3.5
Total revenue	14.0	13.9

Investment commissions expense	0.4	0.2
Gross profit	$13.6	$13.7
Money Order Revenue
Money order revenue remained flat for the three months ended March 31, 2022.
Official check revenue
Official check revenue remained flat for the three months ended March 31, 2022.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of Investment Revenue. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.
Investment commissions expense remained relatively flat for the three months ended March 31, 2022.

EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2022	2021
Income (loss) before income taxes	$6.1	$(14.9)
Interest expense	10.9	22.3
Depreciation and amortization	12.2	15.3
Signing bonus amortization	13.9	14.3
EBITDA	43.1	37.0
Significant items impacting EBITDA:
Merger-related costs	3.7	—
Stock-based, contingent and incentive compensation	2.8	1.8
Restructuring and reorganization costs	(1.3)	5.9
Legal and contingent matters	0.6	0.1
Direct monitor costs	0.1	3.8
Compliance enhancement program	—	1.1
Severance and related costs	—	0.2
Adjusted EBITDA	$49.0	$49.9

Adjusted EBITDA change, constant currency adjusted	2%	12%

Adjusted EBITDA	$49.0	$49.9
Cash payments for interest	(16.6)	(11.9)
Cash (payments) refunds for taxes, net	(3.3)	2.7
Cash payments for capital expenditures	(10.3)	(11.2)
Cash payments for agent signing bonuses	(14.7)	(13.0)
Adjusted Free Cash Flow	$4.1	$16.5
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

(Amounts in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$103.7	$155.2
Settlement assets:
Settlement cash and cash equivalents	$1,688.2	$1,895.7
Receivables, net	903.6	700.4
Interest-bearing investments	992.6	992.3
Available-for-sale investments	3.0	3.0
Total settlement assets	$3,587.4	$3,591.4

Payment service obligations	$(3,587.4)	$(3,591.4)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2022, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.0 million of available-for-sale investments as of March 31, 2022. U.S. government agency residential mortgage-backed securities comprise $2.1 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.9 million.

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
Term Loan and Notes
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2022	December 31, 2021
5.00% Term Loan due 2026	$383.0	$384.0
5.38% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	798.0	799.0
Unamortized debt issuance costs and debt discounts	(12.0)	(12.3)
Total debt, net	$786.0	$786.7
As of March 31, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 6 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of March 31, 2022, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
Net cash used in operating activities	$(30.0)	$(26.8)
Net cash used in investing activities	(14.5)	(12.3)
Net cash used in financing activities	(214.5)	(41.0)
Net change in cash and cash equivalents	$(259.0)	$(80.1)
Cash Flows from Operating Activities
For the three months ended March 31, 2022, net cash used in operating cash activities increased by $3.2 million, primarily due to an increase in prepaid expenses.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities increased by $2.2 million, primarily due to an increase in equity investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities increased by $173.5 million, primarily due to an increase in receivables included in settlement assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of these financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2022. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2021 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2021. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in the Company's 2021 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 11 — Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

MoneyGram International, Inc.
(Registrant)

May 6, 2022	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)