Form 10-Q
period 2022-06-30
MONEYGRAM INTERNATIONAL INC
filed 2022-08-05
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2022.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2022, 96,351,980 shares of common stock, $0.01 par value, were outstanding.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Quarterly Report on Form 10-Q and is not a complete list of all the defined terms used herein.

Abbreviation	Term
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through the Company's direct-to-consumer digital business, MoneyGram Online, through digital partnerships, or end in an account deposit, wallet or card solution such as the Visa Direct program
DPA	Deferred Prosecution Agreement
GFT	Global Funds Transfer
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDP	Madison Dearborn Partners, LLC, a Delaware limited liability company
Merger	Mobius Merger Sub, Inc., a Delaware corporation shall merge with and into the Company, with the Company being the surviving company
Merger Agreement	On February 14, 2022, the Company, entered into an Agreement and Plan of Merger
MGO	MoneyGram Online (our direct-to-consumer business)
Moody's	Moody's Investor Service
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYDFS	New York Department of Financial Services
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
ROE	Report of Examination
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
USDC	USD Coin
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania

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
•weakness in economic conditions, including recession and inflation, in both the U.S. and global markets;
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
•risks relating to the proposed Merger (as defined herein), including the possibility that the consummation of the Merger could be delayed or not completed and the effect of announcement or pendency of the Merger on our business; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2021 Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$117.4	$155.2
Settlement assets	3,654.1	3,591.4
Property and equipment, net	131.0	133.9
Goodwill	442.2	442.2
Right-of-use assets	47.1	52.6
Other assets	112.9	101.2
Total assets	$4,504.7	$4,476.5
LIABILITIES
Payment service obligations	$3,654.1	$3,591.4
Debt, net	786.0	786.7
Pension and other postretirement benefits	65.3	67.1
Lease liabilities	50.2	56.3
Accounts payable and other liabilities	134.0	160.0
Total liabilities	4,689.6	4,661.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 98,568,391 and 92,305,011 shares issued, 96,368,394 and 90,725,982 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1.0	0.9
Additional paid-in capital	1,408.3	1,400.3
Retained loss	(1,505.3)	(1,513.4)
Accumulated other comprehensive loss	(72.3)	(62.8)
Treasury stock: 2,199,997 and 1,579,029 shares at June 30, 2022 and December 31, 2021, respectively	(16.6)	(10.0)
Total stockholders' deficit	(184.9)	(185.0)
Total liabilities and stockholders' deficit	$4,504.7	$4,476.5
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2022	2021	2022	2021
REVENUE
Fee and other revenue	$324.5	$327.3	$630.0	$635.4
Investment revenue	5.1	2.0	7.2	4.0
Total revenue	329.6	329.3	637.2	639.4
COST OF REVENUE
Commissions and other fee expense	156.5	161.3	305.2	311.2
Investment commissions expense	2.4	0.2	2.8	0.4
Direct transaction expense	13.8	16.2	26.1	31.4
Total cost of revenue	172.7	177.7	334.1	343.0
GROSS PROFIT	156.9	151.6	303.1	296.4
OPERATING EXPENSES
Compensation and benefits	59.3	59.0	115.8	121.2
Transaction and operations support	53.3	40.3	98.4	83.7
Occupancy, equipment and supplies	15.1	16.3	29.6	31.8
Depreciation and amortization	12.1	14.1	24.3	29.4
Total operating expenses	139.8	129.7	268.1	266.1
OPERATING INCOME	17.1	21.9	35.0	30.3
Other expenses
Interest expense	12.1	22.5	23.0	44.8
Loss on early extinguishment of debt	—	10.3	—	10.3
Other non-operating expense	1.1	0.8	2.0	1.8
Total other expenses	13.2	33.6	25.0	56.9
Income (loss) before income taxes	3.9	(11.7)	10.0	(26.6)
Income tax expense (benefit)	0.8	(0.6)	1.8	(0.1)
NET INCOME (LOSS)	$3.1	$(11.1)	$8.2	$(26.5)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.03	$(0.13)	$0.09	$(0.32)
Diluted	$0.03	$(0.13)	$0.08	$(0.32)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	96.6	87.2	96.2	83.4
Diluted	100.2	87.2	100.0	83.4
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
NET INCOME (LOSS)	$3.1	$(11.1)	$8.2	$(26.5)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gain on available-for-sale securities arising during the period, net of tax expense of $0.0 and $0.0 for the three months ended June 30, 2022 and 2021, respectively, and $0.0 and $0.1 for the six months ended June 30, 2022 and 2021, respectively	—	0.1	0.1	0.4
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.2 and $0.2 for the three months ended June 30, 2022 and 2021, respectively, and $0.3 and $0.3 for six months ended June 30, 2022 and 2021, respectively	0.5	0.5	0.9	1.0
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.0 and $0.0 for the three months ended June 30, 2022 and 2021, respectively, and $0.0 and $0.0 for the six months ended June 30, 2022 and 2021, respectively	(8.7)	2.6	(10.5)	(3.2)
Other comprehensive (loss) income	(8.2)	3.2	(9.5)	(1.8)
COMPREHENSIVE LOSS	$(5.1)	$(7.9)	$(1.3)	$(28.3)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8.2	$(26.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24.3	29.4
Signing bonus amortization	27.4	29.0
Change in right-of-use assets	5.6	2.7
Amortization of debt discount and debt issuance costs	1.3	5.8
Loss on early extinguishment of debt	—	10.3
Non-cash compensation and pension expense	9.7	5.3
Signing bonus payments	(21.6)	(22.7)
Change in other assets	(26.6)	5.2
Change in lease liabilities	(5.7)	(3.7)
Change in accounts payable and other liabilities	(25.4)	(79.7)
Other non-cash items, net	(0.3)	—
Net cash used in operating activities	(3.1)	(44.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(22.4)	(21.2)
Proceeds from available-for-sale investments	0.3	0.5
Purchases of interest-bearing investments	(369.1)	(210.8)
Proceeds from interest-bearing investments	368.0	209.4
Purchase of equity investments	(4.0)	—
Net cash used in investing activities	(27.2)	(22.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.0)	(103.2)
Prepayment call premium	—	(4.0)
Change in receivables, net	(350.4)	(31.8)
Change in payment service obligations	62.7	(95.7)
Net proceeds from stock issuance	—	97.6
Payments to tax authorities for stock-based compensation	(6.6)	(3.6)
Net cash used in financing activities	(296.3)	(140.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(326.6)	(207.7)
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	2,050.9	2,079.3
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of period	$1,724.3	$1,871.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are presented below:

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Cash payments for interest	$22.5	$39.0
Cash payments (refunds) for taxes, net	$6.3	$(1.2)
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of:

(Amounts in millions)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$117.4	$117.0
Settlement cash and cash equivalents	1,606.9	1,754.6
Cash and cash equivalents and settlement cash and cash equivalents	$1,724.3	$1,871.6
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2022	$0.9	$1,400.3	$(1,513.4)	$(62.8)	$(10.0)	$(185.0)
Net income	—	—	5.1	—	—	5.1
Stock-based compensation activity	—	2.8	—	—	(6.1)	(3.3)
Exercise of lender warrants	0.1	—	—	—	0.1	0.2
Other comprehensive loss	—	—	—	(1.3)	—	(1.3)
March 31, 2022	1.0	1,403.1	(1,508.3)	(64.1)	(16.0)	(184.3)
Net income	—	—	3.1	—	—	3.1
Stock-based compensation activity	—	5.2	(0.1)	—	(0.6)	4.5
Other comprehensive loss	—	—	—	(8.2)	—	(8.2)
June 30, 2022	$1.0	$1,408.3	$(1,505.3)	$(72.3)	$(16.6)	$(184.9)

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	0.8	1,297.8	(1,490.8)	(63.4)	(3.6)	(259.2)
Net loss	—	—	(11.1)	—	—	(11.1)
Stock-based compensation activity	—	1.4	—	—	(0.1)	1.3
ATM equity offering	0.1	97.5	—	—	—	97.6
Other comprehensive income	—	—	—	3.2	—	3.2
June 30, 2021	$0.9	$1,396.7	$(1,501.9)	$(60.2)	$(3.7)	$(168.2)
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
There were no other material impacts to our unaudited Condensed Consolidated Financial Statements as of and for the periods ended June 30, 2022, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in the future.
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
On May 23, 2022, the Company held a virtual-only special meeting of stockholders related to the Merger Agreement and stockholders approved the transaction with affiliates of funds managed by MDP. The transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including receipt of certain regulatory approvals. To date, money transmitter regulators in 32 U.S. states and territories have provided their approval or non-objection of the transaction. All supplemental U.S. state filings have been submitted. All required pre-transaction notifications and applications to international money transmitter regulators have been made or are on track to be filed shortly, and the parties continue to engage with the regulators. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired in connection with the previously filed premerger notification form submitted by MoneyGram and MDP and the parties have submitted all applicable foreign antitrust and Foreign Direct Investment filings.

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	June 30, 2022	December 31, 2021
Settlement assets:
Settlement cash	$1,606.9	$1,895.7
Receivables, net	1,050.8	700.4
Interest-bearing investments	993.6	992.3
Available-for-sale investments	2.8	3.0
Total settlement assets	$3,654.1	$3,591.4

Payment service obligations	$(3,654.1)	$(3,591.4)

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
The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$1.9	$—	$1.9
Asset-backed and other securities	—	0.9	0.9
Forward contracts (1)	5.9	—	5.9
Total financial assets	$7.8	$0.9	$8.7
Financial liabilities:
Forward contracts	$0.3	$—	$0.3

December 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.3	$—	$2.3
Asset-backed and other securities	—	0.7	0.7
Forward contracts	0.1	—	0.1
Total financial assets	$2.4	$0.7	$3.1
Financial liabilities:
Forward contracts	$0.2	$—	$0.2
(1) Includes associated cash posted as collateral
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair values of the Term Loan and Senior Secured Notes are estimated using an observable market quotation (Level 2).
The following table provides the carrying value and fair value for the Term Loan and the Senior Secured Notes:

(Amounts in millions)	June 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$382.0	$368.6	$384.0	$383.5
Senior Secured Notes	$415.0	$394.3	$415.0	$421.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of June 30, 2022 and December 31, 2021.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2022	December 31, 2021
Cash	$1,724.3	$2,050.9
Interest-bearing investments	993.6	992.3
Available-for-sale investments	2.8	3.0
Total investment portfolio	$2,720.7	$3,046.2
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
June 30, 2022
Residential mortgage-backed securities	$1.8	$0.1	$1.9
Asset-backed and other securities	—	0.9	0.9
Total	$1.8	$1.0	$2.8

December 31, 2021
Residential mortgage-backed securities	$2.1	$0.2	$2.3
Asset-backed and other securities	—	0.7	0.7
Total	$2.1	$0.9	$3.0
As of June 30, 2022 and December 31, 2021, 68% and 77%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2022 and 2021, the Company had no realized gains or losses.
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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Net realized non-U.S. dollar (loss) gain	$(23.2)	$1.9	$(26.4)	$(6.3)
Net gain (loss) from the related forward contracts	20.8	(1.2)	25.8	5.4
Net (loss) gain from non-U.S. dollar transactions and related forward contracts	$(2.4)	$0.7	$(0.6)	$(0.9)
As of June 30, 2022 and December 31, 2021, the Company had $729.1 million and $698.7 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.

As of June 30, 2022 and December 31, 2021, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets on a net basis, allowing for the right of offset by counterparty and cash collateral:

(Amounts in millions)	Gross Amount of Recognized Assets		Gross Amount of Offset		Cash Collateral Posted		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
"Other assets"	$2.0	$0.4	$(1.1)	$(0.3)	$5.0	$—	$5.9	$0.1

(Amounts in millions)	Gross Amount of Recognized Liabilities		Gross Amount of Offset		Cash Collateral Received		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
"Accounts payable and other liabilities"	$1.4	$0.6	$(1.1)	$(0.4)	$—	$—	$0.3	$0.2
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Asset and liability positions from forward contracts and all other non-U.S. dollar exchange transactions with the same counterparty are net settled upon maturity. In addition, the Company nets derivative liabilities against any receivables for cash collateral placed with the same counterparties.
The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. Collateral generally is not required of the counterparties, however, it is required of the Company in some contracts. In the unlikely event the counterparty fails to meet the contractual terms of the derivative contract, the Company's risk is limited to the fair value of the instrument. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 6 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2022	December 31, 2021
Term Loan due 2026	$382.0	$384.0
5.375% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	797.0	799.0
Unamortized debt issuance costs and debt discounts	(11.0)	(12.3)
Total debt, net	$786.0	$786.7
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “Senior Secured Notes” or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility" and together with the Term Loan the "New Credit Facilities") up to an aggregate principal amount of $40.0 million. The interest rate spread applicable to loans under the Term Loan is 3.50% per annum for base rate loans and 4.50% for LIBOR rate loans. For purposes of the Term Loan, the LIBOR rate is subject to a 0.50% per annum floor and for purposes of the Revolving Credit Facility the LIBOR rate is subject to a 0.0% floor. As of June 30, 2022 and December 31, 2021, LIBOR rate was 1.50% and 0.50%, and interest rate was 6.00% and 5.00%, respectively, for the Term Loan. As of June 30, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility. The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. As of June 30, 2022, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.848 to 1.000, our total net leverage ratio was 3.225 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $117.4 million. We continuously monitor our compliance with our debt covenants.

Note 7 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Interest cost	$0.6	$0.5	$1.2	$1.0
Expected return on plan assets	(0.3)	(0.2)	(0.6)	(0.4)
Amortization of net actuarial loss	0.6	0.7	1.1	1.3
Net periodic benefit expense	$0.9	$1.0	$1.7	$1.9
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations. Settlement charge, amortization of net actuarial loss and prior service cost were reclassified out of the components of "Accumulated other comprehensive loss".

Note 8 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and six months ended June 30, 2022 or 2021.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of June 30, 2022:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2021	162,500,000	92,305,011	90,725,982	1,579,029
Exercise of lender warrants	—	4,458,314	4,454,159	4,155
Release for restricted stock units	—	1,805,066	1,188,253	616,813
June 30, 2022	162,500,000	98,568,391	96,368,394	2,199,997
The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2022	$1.5	$(28.9)	$(35.4)	$(62.8)
Other comprehensive loss before reclassification	0.1	(1.8)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	0.1	(1.8)	0.4	(1.3)
March 31, 2022	1.6	(30.7)	(35.0)	(64.1)
Other comprehensive loss before reclassification	—	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	—	(8.7)	0.5	(8.2)
June 30, 2022	$1.6	$(39.4)	$(34.5)	$(72.3)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	1.5	(26.7)	(38.2)	(63.4)
Other comprehensive income before reclassification	0.1	2.6	—	2.7
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive income	0.1	2.6	0.5	3.2
June 30, 2021	$1.6	$(24.1)	$(37.7)	$(60.2)

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Stock-based compensation expense	$5.2	$1.5	$8.0	$3.3
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2021	131,153	$17.54	1.4 years	$—
Forfeited/Expired	(19,202)	$17.79
Options outstanding, vested or expected to vest, and exercisable at June 30, 2022	111,951	$17.50	1.1 years	$—
As of June 30, 2022, the Company had no unrecognized stock option expense related to outstanding options.
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
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2021	4,104,547	$3.82	0.86 years	$32.4
Granted	1,646,820	10.69
Vested	(1,849,530)	3.98
Forfeited	(7,081)	7.07
Restricted stock units outstanding at June 30, 2022	3,894,756	$7.41	1.23 years	$38.9
Restricted stock units vested and deferred at June 30, 2022	347,615	$6.40		$3.5

The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Weighted-average grant-date fair value of restricted stock units vested during the period	$1.4	$0.7	$7.4	$6.6
Total intrinsic value of vested and converted shares	$2.1	$2.9	$19.7	$15.3
As of June 30, 2022, the Company's outstanding restricted stock units had unrecognized compensation expense of $21.3 million with a remaining weighted-average vesting period of 1.6 years.

Note 10 — Income Taxes

For the three months ended June 30, 2022, the Company recognized an income tax expense of $0.8 million on pre-tax income of $3.9 million primarily due to a decrease in valuation allowance, U.S. general business credits and recognition of excess tax benefits on share-based compensation, all of which were partially offset by non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in unrecognized tax benefits and state taxes.
For the six months ended June 30, 2022, the Company recognized an income tax expense of $1.8 million on pre-tax income of $10.0 million primarily due to a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, U.S. general business credits and a recovery of state taxes, all of which were partially offset by foreign taxes net of federal income tax benefits, non-deductible expenses and an increase in unrecognized tax benefits. The decrease in valuation allowance against our U.S. federal and state deferred tax assets is due to the estimated use of $1.1 million of U.S. general business credits and state net operating losses. As of June 30, 2022, the Company remains in a three-year cumulative pre-tax loss position. However, it is possible that the Company could be out of its current three-year cumulative loss position within the next 12 months. The Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
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
For the six months ended June 30, 2021, the Company recognized an income tax benefit of $0.1 million on a pre-tax loss of $26.6 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings, an increase in valuation allowance and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the liability for unrecognized tax benefits was $13.6 million and $14.7 million, respectively, exclusive of interest and penalties. For the six months ended June 30, 2022 and 2021, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $13.6 million and $19.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2022 , the Company's accrual for interest and penalties decreased by $0.7 million which was comprised of a $0.2 million increase in the accrual offset by cash payments of $0.9 million. For the six months ended June 30, 2021, the company’s accrual for interest and penalties increased by $0.5 million. As of June 30, 2022 and December 31, 2021, the Company had a liability of $6.7 million and $7.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses, the Company is anticipating a $4.6 million decrease to the total amount of state related unrecognized tax benefits, exclusive of interest and penalties, by way of cash or attribute settlements over the next 12 months.

Note 11 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $7.5 million and $15.8 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. Legal proceedings are recorded in "Transaction and operations support" in the Condensed Consolidated Statements of Operations. No charges were recorded for the three and six months ended June 30, 2022 and 2021.
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
MDP Transaction Shareholder Litigation — On March 13, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Shiva Stein v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On March 31, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Chandler Tulin v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On April 1, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Ryan O’Dell v. MoneyGram International, Inc., et al., in the United States District Court for the Southern District of New York. On April 6, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Lewis D. Baker v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of New York. On April 8, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Marc Waterman v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of Pennsylvania. On April 10, 2022, a purported MoneyGram stockholder filed a lawsuit, entitled Khristina Keller v. MoneyGram International, Inc., et al., in the United States District Court for the Eastern District of New York. The plaintiffs in each lawsuit alleged that the preliminary proxy statement filed by MoneyGram with the SEC on March 29, 2022, in connection with the proposed Merger contains materially incomplete and misleading information and omits material information with respect to the Merger, rendering the preliminary proxy statement materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), Rule 14a-9 of the SEC rules and/or 17 C.F.R. § 244.100. The plaintiff in the Tulin action also asserted that the members of the MoneyGram board breached their fiduciary duties by, among other things, entering into the Merger Agreement through an unfair process and for inadequate compensation, and that MoneyGram aided and abetted the purported breaches of fiduciary duties. Each plaintiff sought, among other things, injunctive relief until the defendants to the applicable lawsuit disclosed the alleged omitted material information. All the federal lawsuits described above that were filed against MoneyGram regarding the MDP transaction and the Company's related public disclosure have now been voluntarily dismissed.
In addition, on or about April 25, 2022, a purported MoneyGram stockholder filed a putative class action lawsuit, entitled Hatch v. Holmes, et al., in the Delaware Court of Chancery. The plaintiff in the Hatch action asserts that the members of the MoneyGram board breached their fiduciary duties by obtaining inadequate consideration for MoneyGram’s stockholders and making materially incomplete or misleading proxy disclosures in connection with the proposed Merger. On May 6, 2022, the Delaware Court of Chancery denied plaintiff's motion for expedited proceedings and for injunctive relief regarding the proxy disclosures in the MDP transaction. On July 29, 2022, plaintiff filed a stipulation of dismissal without prejudice, which the court granted on August 1, 2022. Accordingly, every shareholder lawsuit filed over the MDP transaction and the Company’s related public disclosures have now been dismissed and are no longer pending.

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
In entering into the Consent Order, the NYDFS acknowledged that there were several mitigating factors in respect to the Consent Order, including that the Company fully cooperated with the NYDFS’s investigation, including by reporting on the results of its internal investigation on the matter, had voluntarily undertaken significant enhancements to its compliance program and had undertaken remediation to prevent similar violations from occurring. Such measures and enhancements include termination of certain agents, the creation of new compliance procedures to increase the authority of compliance personnel within the Company, the implementation of new limits on and supervision of high-risk agents and a substantial increase in the resources allocated to compliance. Pursuant to the Consent Order, the Company agreed to, among other things, pay a civil monetary penalty in the amount of $8.3 million and undertake various reporting obligations. These include the obligation to (i) submit to the NYDFS a written description of the Company’s current compliance program with respect to the supervision of its New York-based agents and update such description with the NYDFS at 12 and 24 months after the date of the Consent Order, (ii) deliver to the NYDFS detailed data of all transactions in the State of New York for the one-year period prior to the date of the Consent Order, and (iii) fully cooperate with the NYDFS regarding all terms of the Consent Order. Pursuant to the Consent Order, the NYDFS agreed that it will take no further action against the Company for the conduct subject to the previous request for production of documents, provided that the Company fully complies with the terms of the Consent Order. The $8.3 million payment, which was made in the first quarter, is consistent with the estimated amount that the Company previously accrued in the fourth quarter of 2021.
CFPB — As previously reported, on February 12, 2020, the Company received a Report of Examination (“ROE”) from the Consumer Financial Protection Bureau (“CFPB”) stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand (“CID”) from the CFPB’s Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided the Company with a Notice and Opportunity to Respond and Advise (“NORA”) letter, documenting the CFPB’s intent to take legal action against the Company based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act (the “EFTA”) and the Consumer Financial Protection Act (the “CFPA”). The Company provided the CFPB with its written response to the NORA letter on March 17, 2021. Over the past several months, the Company and the CFPB engaged in negotiations regarding a potential settlement agreement but were ultimately unable to reach an agreed resolution on this matter. On April 21, 2022, the CFPB and the New York State Office of the Attorney General filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and MoneyGram Payment Systems, Inc., a wholly owned subsidiary of the Company. The Complaint alleges seven counts of violations under the Remittance Rule, the CFPA, the EFTA and New York Executive Law § 63(12) and seeks injunctive relief, restitution, unspecified damages, civil money penalties and costs. On July 5, 2022, the CFPB and the New York Office of the Attorney General filed a First Amended Complaint. The Company filed its response to the First Amended Complaint on August 4, 2022 and continues to believe the case is without merit and intends to vigorously defend this matter. Based on the prior settlement negotiations which have since terminated, the Company had accrued $7.5 million as of December 31, 2021, as our best estimate to settle this matter. Notwithstanding the termination of the settlement discussion and the filing of the lawsuit by the CFPB, we continue to maintain the $7.5 million accrual in accordance with U.S. GAAP as our best loss estimate related to this matter.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 12 — Earnings (Loss) Per Common Share

The following table summarizes the weighted-average share amounts used in calculating earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Basic common shares outstanding	96.6	87.2	96.2	83.4
Shares related to restricted stock units	3.6	—	3.8	—
Diluted common shares outstanding	100.2	87.2	100.0	83.4
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans and upon exercise of the Ripple Warrants (as defined below, which are no longer outstanding) are excluded from the computation of diluted earnings per common share in periods when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders.
The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Shares related to stock options	0.1	0.3	0.1	0.3
Shares related to restricted stock units	—	4.1	—	4.4
Shares related to Ripple Warrants	—	—	—	2.2
Shares excluded from the computation	0.1	4.4	0.1	6.9

Note 13 — Segment Information

The Company's reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: GFT and FPP. See Note 1 — Description of the Business and Basis of Presentation for further discussion on our segments. Walmart Inc. ("Walmart") is our only agent that is considered major. The following table is a summary of revenue from Walmart as a percentage of each segment and total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from Walmart as a percentage of GFT revenue	>10%	11%	>10%	11%
Revenue from Walmart as a percentage of FPP revenue	35%	34%	36%	34%
Revenue from Walmart as a percentage of total revenue	>10%	11%	>10%	12%
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
GFT revenue
Money transfer revenue	$302.5	$304.9	$586.8	$590.3
Bill payment revenue	9.6	10.4	18.9	21.2
Total GFT revenue	312.1	315.3	605.7	611.5
FPP revenue
Money order revenue	10.6	10.6	21.1	21.0
Official check revenue	6.9	3.4	10.4	6.9
Total FPP revenue	17.5	14.0	31.5	27.9
Total revenue	$329.6	$329.3	$637.2	$639.4
The following table is a summary of the gross profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
GFT gross profit	$141.9	$137.8	$274.5	$268.9
FPP gross profit (1)	15.0	13.8	28.6	27.5
Total gross profit	156.9	151.6	303.1	296.4
Total operating expenses	139.8	129.7	268.1	266.1
Total operating income	17.1	21.9	35.0	30.3
Interest expense	12.1	22.5	23.0	44.8
Loss on early extinguishment of debt	—	10.3	—	10.3
Other non-operating expense	1.1	0.8	2.0	1.8
Income (loss) before income taxes	$3.9	$(11.7)	$10.0	$(26.6)
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	June 30, 2022	December 31, 2021
GFT	$1,265.9	$1,269.5
FPP	3,199.2	3,169.8
Other	39.6	37.2
Total assets	$4,504.7	$4,476.5

Note 14 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
GFT revenue
Money transfer fee revenue	$294.6	$298.8	$570.4	$578.0
Bill payment services fee revenue	9.6	10.4	18.9	21.2
Other revenue	7.9	6.1	16.4	12.3
Total GFT fee and other revenue	312.1	315.3	605.7	611.5
FPP revenue
Money order fee revenue	1.4	1.6	2.8	3.3
Official check outsourcing services fee revenue	1.7	1.8	3.4	3.6
Other revenue	9.3	8.6	18.1	17.0
Total FPP fee and other revenue	12.4	12.0	24.3	23.9
Total fee and other revenue	324.5	327.3	630.0	635.4
Investment revenue	5.1	2.0	7.2	4.0
Total revenue	$329.6	$329.3	$637.2	$639.4

Timing of revenue recognition:
Services and products transferred at a point in time	$305.6	$310.9	$592.1	$602.6
Products transferred over time	1.7	1.8	3.4	3.6
Total revenue from services and products	307.3	312.7	595.5	606.2
Investment revenue	5.1	2.0	7.2	4.0
Other revenue	17.2	14.6	34.5	29.2
Total revenue	$329.6	$329.3	$637.2	$639.4
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Settlement Assets and Payment Service Obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various risks and factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
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
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 440,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 92% of total revenue for both the three and six months ended June 30, 2022. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Canadian, Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
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
In the first half of 2022, the U.S. dollar strengthened significantly against all major currencies. The impact was a reduction in the value of foreign-based revenue as it is converted to our reporting currency, the U.S. dollar.
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
Through 2022, we believe the industry will continue to see a number of trends, including the growth of digital transactions, a competitive pricing environment, continuing focus on customer experience and a broader trend towards potential diversification of product and service offerings.
We also anticipate a U.S. dollar strengthening as interest rates rise faster in the US compared to other industrialized countries, especially in Europe.
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
We continue monitoring the social, political, regulatory and economic environment around the world and will consider taking actions as appropriate. There could be adverse impacts to our revenues, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain countries or globally due to inflation and changes in the interest rate environment.

We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge through 2022. Currency volatility, inflation, liquidity pressure on certain central banks, immigration restrictions and continuing immobility of labor throughout the world may also continue to impact our business. We anticipate continuing prioritization of our operating cost structure as well as our transaction related expenses     and expect to remain price competitive across our product line.
For our FPP segment, we expect the decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our FPP, is dependent on the prevailing short-term interest rate environment in the United States. The Company will see a positive impact on its investment revenue as U.S. money market rates rise in conjunction with actions by the Federal Reserve.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 and its variants, is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak is global and has impacted all the countries in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in travel restrictions as well as certain business closures across many of the countries in which we operate. Multiple variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions, combined with limitations on labor mobility, often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity.
It is impossible to predict the scope and duration of the impact of the COVID-19 pandemic as the situation has been different on a country by country basis. The impact of COVID-19 and its variants in 2022 and beyond will depend on the duration and severity of economic conditions resulting from the crisis, its impact on public health, immigration, public policy actions, vaccination rates and expansion and duration of returns to lockdowns and shelter-in-place orders by governments, as well as changes in consumer behavior over the long term.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Revenue
Fee and other revenue	$324.5	$327.3	$630.0	$635.4
Investment revenue	5.1	2.0	7.2	4.0
Total revenue	329.6	329.3	637.2	639.4
Cost of revenue
Commissions and other fee expense	156.5	161.3	305.2	311.2
Investment commissions expense	2.4	0.2	2.8	0.4
Direct transaction expense	13.8	16.2	26.1	31.4
Total cost of revenue	172.7	177.7	334.1	343.0
Gross profit	156.9	151.6	303.1	296.4
Operating expenses
Compensation and benefits	59.3	59.0	115.8	121.2
Transaction and operations support	53.3	40.3	98.4	83.7
Occupancy, equipment and supplies	15.1	16.3	29.6	31.8
Depreciation and amortization	12.1	14.1	24.3	29.4
Total operating expenses	139.8	129.7	268.1	266.1
Operating income	17.1	21.9	35.0	30.3
Other expenses
Interest expense	12.1	22.5	23.0	44.8
Loss on early extinguishment of debt	—	10.3	—	10.3
Other non-operating expense	1.1	0.8	2.0	1.8
Total other expenses	13.2	33.6	25.0	56.9
Income (loss) before income taxes	3.9	(11.7)	10.0	(26.6)
Income tax expense (benefit)	0.8	(0.6)	1.8	(0.1)
Net income (loss)	$3.1	$(11.1)	$8.2	$(26.5)
Revenue
Revenue remained relatively flat for the three months ended June 30, 2022 and revenue declined by $2.2 million for the six months ended June 30, 2022, due to a decrease in GFT revenue of $5.8 million, partially offset by an increase in FPP revenue of $3.6 million. See the "Segments Results" section below for further discussions.
Cost of Revenue
Cost of revenue decreased by $5.0 million for the three months ended June 30, 2022, due to a decrease in GFT cost of revenue of $7.3 million offset by an increase in FPP investment commissions expense of $2.3 million. Cost of revenue decreased by $8.9 million for the six months ended June 30, 2022, due to a decrease in GFT cost of revenue of $11.4 million offset by an increase in FPP investment commissions expense of $2.5 million. See the "Segments Results" section below for further discussions.

Compensation and Benefits
Compensation and benefits remained relatively flat for the three months ended June 30, 2022, and decreased by $5.4 million for the six months ended June 30, 2022, primarily due to the absence of severance costs in the current period.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees. customer care and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges, the impact of non-U.S. dollar exchange rate movements on our monetary transactions and assets and liabilities denominated in a currency other than the U.S. dollar.
Transaction and operations support increased by $13.0 million and $14.7 million for the three and six months ended June 30, 2022, respectively. The increase is primarily due to a return to pre-pandemic levels of activities such as marketing campaigns and business travel, combined with the impact of a strengthening U.S. dollar against almost all major currencies resulting in foreign exchange losses and an increase in bank charges resulting from fees on foreign exchange trades and an increase in legal expenses due to Merger-related costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense remained relatively flat for the three months ended June 30, 2022 and decreased by $2.2 million for the six months ended June 30, 2022, primarily due to a decrease in facilities costs as a result of a significant reduction of our global footprint since providing our employees with the option of a work-from-home policy in the second quarter of 2021.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $2.0 million and $5.1 million for the three and six months ended June 30, 2022, primarily due to a continued decrease in purchases of hardware and software as a result of our migration to cloud computing and a decrease in office furniture and equipment.
Other Expenses
Interest Expense decreased by $10.4 million and $21.8 million for the three and six months ended June 30, 2022, respectively, primarily due to interest savings as a result of our refinancing of high-cost debt in the third quarter of 2021 and the loss on early extinguishment of debt in the second quarter of 2021.
In the second quarter of 2021, the Company recorded a loss on early extinguishment of debt associated with the prepayment of $100.0 million in principal under the Second Lien Credit Agreement and the write-off of the related debt issuance costs and debt discounts.
Other non-operating expense remained relatively flat for the three and six months ended June 30, 2022.
Income Tax Expense
For the three months ended June 30, 2022, the Company recognized an income tax expense of $0.8 million on pre-tax income of $3.9 million primarily due to a decrease in valuation allowance, U.S. general business credits and recognition of excess tax benefits on share-based compensation, all of which were partially offset by non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in unrecognized tax benefits and state taxes.
For the six months ended June 30, 2022, the Company recognized an income tax expense of $1.8 million on pre-tax income of $10.0 million primarily due to a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, U.S. general business credits and a recovery of state taxes, all of which were partially offset by foreign taxes net of federal income tax benefits, non-deductible expenses and an increase in unrecognized tax benefits. The decrease in valuation allowance against our U.S. federal and state deferred tax assets is due to the estimated use of $1.1 million of U.S. general business credits and state net operating losses. As of June 30, 2022, the Company remains in a three-year cumulative pre-tax loss position. However, it is possible that the Company could be out of its current three-year cumulative loss position within the next 12 months. The Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Money transfer revenue	$302.5	$304.9	$586.8	$590.3
Bill payment revenue	9.6	10.4	18.9	21.2
Total revenue	312.1	315.3	605.7	611.5

Cost of revenue	170.2	177.5	331.2	342.6
Gross profit	$141.9	$137.8	$274.5	$268.9
Money Transfer Revenue
Money transfer revenue decreased by $2.4 million and $3.5 million for the three and six months ended June 30, 2022, primarily due to a U.S. dollar strengthening against major currencies, pricing pressure due to increased competition and the impact of inflation on the discretionary income of our consumers.
Bill Payment Revenue
Bill payment revenue decreased by $0.8 million and $2.3 million for the three and six months ended June 30, 2022, respectively, due to lower transactions.
Cost of Revenue
Cost of revenue decreased by $7.3 million and $11.4 million for the three and six months ended June 30, 2022, respectively, primarily due to a decrease in commissions and other fee expense driven by lower rates in commissions associated with both MGO and walk-in business.
FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Money order revenue	$10.6	$10.6	$21.1	$21.0
Official check revenue	6.9	3.4	10.4	6.9
Total revenue	17.5	14.0	31.5	27.9

Investment commissions expense	2.5	0.2	2.9	0.4
Gross profit	$15.0	$13.8	$28.6	$27.5
Money Order Revenue
Money order revenue remained flat for the three and six months ended June 30, 2022.
Official check revenue
Official check revenue increased by $3.5 million for the three and six months ended June 30, 2022, primarily due to an increase in investment revenue as a result of interest rate hikes by the federal reserve in response to the high inflation environment.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of Investment Revenue. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.

Investment commissions expense increased by $2.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively, due to higher interest rates.
EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021	2022	2021
Income (loss) before income taxes	$3.9	$(11.7)	$10.0	$(26.6)
Interest expense	12.1	22.5	23.0	44.8
Depreciation and amortization	12.1	14.1	24.3	29.4
Signing bonus amortization	13.5	14.7	27.4	29.0
EBITDA	41.6	39.6	84.7	76.6
Significant items impacting EBITDA:
Stock-based, contingent, incentive compensation and other	5.4	1.5	8.2	3.3
Merger-related costs	1.1	—	4.8	—
Severance and related costs	1.0	—	1.0	0.2
Legal and contingent matters	0.7	(0.1)	1.3	—
Restructuring and reorganization costs	0.3	2.2	(1.0)	8.1
Direct monitor costs	(0.1)	1.1	—	4.9
Loss on early extinguishment of debt	—	10.3	—	10.3
Compliance enhancement program	—	0.2	—	1.3
Adjusted EBITDA	50.0	54.8	99.0	104.7

Cash payments for interest	(5.9)	(27.1)	(22.5)	(39.0)
Cash (payments) refunds for taxes, net	(3.0)	(1.5)	(6.3)	1.2
Cash payments for capital expenditures	(12.1)	(10.0)	(22.4)	(21.2)
Cash payments for agent signing bonuses	(6.9)	(9.7)	(21.6)	(22.7)
Adjusted Free Cash Flow	$22.1	$6.5	$26.2	$23.0

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

(Amounts in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$117.4	$155.2
Settlement assets:
Settlement cash and cash equivalents	$1,606.9	$1,895.7
Receivables, net	1,050.8	700.4
Interest-bearing investments	993.6	992.3
Available-for-sale investments	2.8	3.0
Total settlement assets	$3,654.1	$3,591.4

Payment service obligations	$(3,654.1)	$(3,591.4)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of June 30, 2022, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $2.8 million of available-for-sale investments as of June 30, 2022. U.S. government agency residential mortgage-backed securities comprise $1.9 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $0.9 million.

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
Term Loan and Notes
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	June 30, 2022	December 31, 2021
Term Loan due 2026	$382.0	$384.0
5.38% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	797.0	799.0
Unamortized debt issuance costs and debt discounts	(11.0)	(12.3)
Total debt, net	$786.0	$786.7
As of June 30, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 6 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of June 30, 2022, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Net cash used in operating activities	$(3.1)	$(44.9)
Net cash used in investing activities	(27.2)	(22.1)
Net cash used in financing activities	(296.3)	(140.7)
Net change in cash and cash equivalents	$(326.6)	$(207.7)
Cash Flows from Operating Activities
For the six months ended June 30, 2022, net cash used in operating cash activities decreased by $41.8 million, primarily due to interest savings as a result of our refinancing activities in the third quarter of 2021.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities increased by $5.1 million, primarily due to an increase in equity investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities increased by $155.6 million, primarily due to an increase in receivables included in settlement assets, partially offset by an increase in payment service obligations.

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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2022. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2021 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MoneyGram International, Inc.
(Registrant)

August 5, 2022	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)