Form 10-Q
period 2022-09-30
MONEYGRAM INTERNATIONAL INC
filed 2022-11-08
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2022.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2022, 96,545,041 shares of common stock, $0.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$126.7	$155.2
Settlement assets	3,543.5	3,591.4
Property and equipment, net	135.0	133.9
Goodwill	442.2	442.2
Right-of-use assets	42.8	52.6
Other assets	98.9	101.2
Total assets	$4,389.1	$4,476.5
LIABILITIES
Payment service obligations	$3,543.5	$3,591.4
Debt, net	785.7	786.7
Pension and other postretirement benefits	62.5	67.1
Lease liabilities	45.8	56.3
Accounts payable and other liabilities	138.0	160.0
Total liabilities	4,575.5	4,661.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 98,825,387 and 92,305,011 shares issued, 96,528,940 and 90,725,982 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1.0	0.9
Additional paid-in capital	1,411.6	1,400.3
Retained loss	(1,501.1)	(1,513.4)
Accumulated other comprehensive loss	(80.3)	(62.8)
Treasury stock: 2,296,447 and 1,579,029 shares at September 30, 2022 and December 31, 2021, respectively	(17.6)	(10.0)
Total stockholders' deficit	(186.4)	(185.0)
Total liabilities and stockholders' deficit	$4,389.1	$4,476.5
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2022	2021	2022	2021
REVENUE
Fee and other revenue	$319.1	$317.7	$949.1	$953.1
Investment revenue	11.7	1.9	18.9	5.9
Total revenue	330.8	319.6	968.0	959.0
COST OF REVENUE
Commissions and other fee expense	153.7	154.6	458.9	465.8
Investment commissions expense	7.2	0.3	10.0	0.7
Direct transaction expense	13.7	15.6	39.8	47.0
Total cost of revenue	174.6	170.5	508.7	513.5
GROSS PROFIT	156.2	149.1	459.3	445.5
OPERATING EXPENSES
Compensation and benefits	55.8	53.8	171.6	175.0
Transaction and operations support	48.9	39.1	147.3	122.8
Occupancy, equipment and supplies	14.7	15.3	44.3	47.1
Depreciation and amortization	13.7	14.1	38.0	43.5
Total operating expenses	133.1	122.3	401.2	388.4
OPERATING INCOME	23.1	26.8	58.1	57.1
Other expenses
Interest expense	12.2	13.0	35.2	57.8
Loss on early extinguishment of debt	—	33.6	—	43.9
Other non-operating expense	0.8	1.0	2.8	2.8
Total other expenses	13.0	47.6	38.0	104.5
Income (loss) before income taxes	10.1	(20.8)	20.1	(47.4)
Income tax expense (benefit)	5.9	(5.2)	7.7	(5.3)
NET INCOME (LOSS)	$4.2	$(15.6)	$12.4	$(42.1)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.04	$(0.16)	$0.13	$(0.48)
Diluted	$0.04	$(0.16)	$0.12	$(0.48)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	96.6	96.0	96.3	87.7
Diluted	100.1	96.0	100.0	87.7
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
NET INCOME (LOSS)	$4.2	$(15.6)	$12.4	$(42.1)
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding gain on available-for-sale securities arising during the period, net of tax expense (benefit) of $0.0 and $0.0 for the three months ended September 30, 2022 and 2021, respectively, and $(0.1) and $0.0 for the nine months ended September 30, 2022 and 2021, respectively	0.4	(0.1)	0.5	0.3
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.0 and $0.1 for the three months ended September 30, 2022 and 2021, respectively, and $0.3 and $0.4 for nine months ended September 30, 2022 and 2021, respectively	0.4	0.4	1.3	1.4
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.0 and $0.4 for the three months ended September 30, 2022 and 2021, respectively, and $0.0 and $0.0 for the nine months ended September 30, 2022 and 2021, respectively	(8.8)	(3.7)	(19.3)	(6.9)
Other comprehensive loss	(8.0)	(3.4)	(17.5)	(5.2)
COMPREHENSIVE LOSS	$(3.8)	$(19.0)	$(5.1)	$(47.3)
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12.4	$(42.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.0	43.5
Signing bonus amortization	40.5	42.8
Change in right-of-use assets	8.5	9.9
Amortization of debt discount and debt issuance costs	2.0	6.8
Loss on early extinguishment of debt	—	43.9
Non-cash compensation and pension expense	13.9	7.7
Signing bonus payments	(22.9)	(26.2)
Change in other assets	(27.4)	(3.8)
Change in lease liabilities	(8.3)	(10.7)
Change in accounts payable and other liabilities	(30.7)	(72.7)
Other non-cash items, net	(0.4)	0.1
Net cash provided by (used in) operating activities	25.6	(0.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(40.2)	(31.4)
Proceeds from available-for-sale investments	0.5	0.6
Purchases of interest-bearing investments	(544.1)	(568.0)
Proceeds from interest-bearing investments	543.0	566.6
Purchase of equity investments	(4.0)	—
Net cash used in investing activities	(44.8)	(32.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(6.5)
Proceeds from issuance of debt	—	807.8
Principal payments on debt	(3.0)	(889.9)
Prepayment call premium	—	(16.5)
Change in receivables, net	(327.4)	14.3
Change in payment service obligations	(47.9)	(96.9)
Net proceeds from stock issuance	—	97.3
Payments to tax authorities for stock-based compensation	(7.6)	(3.7)
Net cash used in financing activities	(385.9)	(94.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(405.1)	(127.1)
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	2,050.9	2,079.3
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of period	$1,645.8	$1,952.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are presented below:

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Cash payments for interest	$39.5	$46.6
Cash payments (refunds) for taxes, net	$9.0	$0.5
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of:

(Amounts in millions)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$126.7	$152.6
Settlement cash and cash equivalents	1,519.1	1,799.6
Cash and cash equivalents and settlement cash and cash equivalents	$1,645.8	$1,952.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2022	$0.9	$1,400.3	$(1,513.4)	$(62.8)	$(10.0)	$(185.0)
Net income	—	—	5.1	—	—	5.1
Stock-based compensation activity	—	2.8	—	—	(6.1)	(3.3)
Exercise of lender warrants	0.1	—	—	—	0.1	0.2
Other comprehensive loss	—	—	—	(1.3)	—	(1.3)
March 31, 2022	1.0	1,403.1	(1,508.3)	(64.1)	(16.0)	(184.3)
Net income	—	—	3.1	—	—	3.1
Stock-based compensation activity	—	5.2	(0.1)	—	(0.6)	4.5
Other comprehensive loss	—	—	—	(8.2)	—	(8.2)
June 30, 2022	1.0	1,408.3	(1,505.3)	(72.3)	(16.6)	(184.9)
Net income	—	—	4.2	—	—	4.2
Stock-based compensation activity	—	3.3	—	—	(1.0)	2.3
Other comprehensive loss	—	—	—	(8.0)	—	(8.0)
September 30, 2022	$1.0	$1,411.6	$(1,501.1)	$(80.3)	$(17.6)	$(186.4)

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2021	$0.7	$1,296.0	$(1,475.3)	$(58.4)	$—	$(237.0)
Net loss	—	—	(15.4)	—	—	(15.4)
Stock-based compensation activity	—	1.9	(0.1)	—	(3.6)	(1.8)
Exercise of Ripple Warrants	0.1	(0.1)	—	—	—	—
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
March 31, 2021	0.8	1,297.8	(1,490.8)	(63.4)	(3.6)	(259.2)
Net loss	—	—	(11.1)	—	—	(11.1)
Stock-based compensation activity	—	1.4	—	—	(0.1)	1.3
ATM equity offering	0.1	97.5	—	—	—	97.6
Other comprehensive income	—	—	—	3.2	—	3.2
June 30, 2021	0.9	1,396.7	(1,501.9)	(60.2)	(3.7)	(168.2)
Net loss	—	—	(15.6)	—	—	(15.6)
Stock-based compensation activity	—	1.6	—	—	—	1.6
ATM equity offering	—	(0.3)	—	—	—	(0.3)
Other comprehensive loss	—	—	—	(3.4)	—	(3.4)
September 30, 2021	$0.9	$1,398.0	$(1,517.5)	$(63.6)	$(3.7)	$(185.9)
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
There were no other material impacts to our unaudited Condensed Consolidated Financial Statements as of and for the periods ended September 30, 2022, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in the future.
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
Recently Adopted Accounting Standards — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 will not have a material impact on our Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide, if certain criteria are met, optional expedients and exceptions for applying the U.S. GAAP requirements for contract modifications, hedging relationships and sales or transfers of debt securities that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform through December 31, 2022. The adoption of this ASU is optional and the election can be made anytime during the effective period. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on our Condensed Consolidated Financial Statements.
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

Merger Update — On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of Madison Dearborn, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger, the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash.
On May 23, 2022, the Company held a virtual-only special meeting of stockholders related to the Merger Agreement and stockholders approved the transaction with affiliates of funds managed by MDP. To date, money transmission regulators in 50 U.S. states and territories have provided their approval of, or non-objection to the transaction. Only three state approvals remain, and the parties are in active dialogue with each of these states. In addition, the parties have obtained all but two approvals from its international money transmission regulators and have received approval from the Financial Conduct Authority ("FCA") in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license.
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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	September 30, 2022	December 31, 2021
Settlement assets:
Settlement cash	$1,519.1	$1,895.7
Receivables, net	1,027.8	700.4
Interest-bearing investments	993.7	992.3
Available-for-sale investments	2.9	3.0
Total settlement assets	$3,543.5	$3,591.4

Payment service obligations	$(3,543.5)	$(3,591.4)

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
The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$1.6	$—	$1.6
Asset-backed and other securities	—	1.3	1.3
Forward contracts (1)	10.5	—	10.5
Total financial assets	$12.1	$1.3	$13.4
Financial liabilities:
Forward contracts	$0.2	$—	$0.2

December 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.3	$—	$2.3
Asset-backed and other securities	—	0.7	0.7
Forward contracts	0.1	—	0.1
Total financial assets	$2.4	$0.7	$3.1
Financial liabilities:
Forward contracts	$0.2	$—	$0.2
(1) Includes associated cash posted as collateral
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair values of the Term Loan and Senior Secured Notes are estimated using an observable market quotation (Level 2).
The following table provides the carrying value and fair value for the Term Loan and the Senior Secured Notes:

(Amounts in millions)	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$381.0	$367.7	$384.0	$383.5
Senior Secured Notes	$415.0	$405.7	$415.0	$421.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of September 30, 2022 and December 31, 2021.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2022	December 31, 2021
Cash	$1,645.8	$2,050.9
Interest-bearing investments	993.7	992.3
Available-for-sale investments	2.9	3.0
Total investment portfolio	$2,642.4	$3,046.2
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
September 30, 2022
Residential mortgage-backed securities	$1.6	$—	$1.6
Asset-backed and other securities	—	1.3	1.3
Total	$1.6	$1.3	$2.9

December 31, 2021
Residential mortgage-backed securities	$2.1	$0.2	$2.3
Asset-backed and other securities	—	0.7	0.7
Total	$2.1	$0.9	$3.0
As of September 30, 2022 and December 31, 2021, 55% and 77%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and nine months ended September 30, 2022 and 2021, the Company had no realized gains or losses.
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

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its non-U.S. dollar needs and non-U.S. dollar exchange risk arising from its assets and liabilities denominated in non-U.S. dollar. While these contracts may mitigate certain non-U.S. dollar risk, they are not designated as hedges for accounting purposes and will result in gains and losses in the Condensed Consolidated Statements of Operations. The Company also reports gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market.

The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash provided by (used in) operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Net realized non-U.S. dollar loss	$(27.8)	$(7.0)	$(54.2)	$(13.3)
Net gain from the related forward contracts	24.5	6.0	50.3	11.4
Net loss from the related forward contracts	$(3.3)	$(1.0)	$(3.9)	$(1.9)
As of September 30, 2022 and December 31, 2021, the Company had $653.6 million and $698.7 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts.
As of September 30, 2022 and December 31, 2021, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets on a net basis, allowing for the right of offset by counterparty and cash collateral:

(Amounts in millions)	Gross Amount of Recognized Assets		Gross Amount of Offset		Cash Collateral Posted		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
"Other assets"	$8.3	$0.4	$(2.8)	$(0.3)	$5.0	$—	$10.5	$0.1

(Amounts in millions)	Gross Amount of Recognized Liabilities		Gross Amount of Offset		Cash Collateral Received		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
"Accounts payable and other liabilities"	$3.0	$0.6	$(2.8)	$(0.4)	$—	$—	$0.2	$0.2
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
The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. Collateral generally is not required of the counterparties; however, it is required of the Company in some contracts. In the unlikely event the counterparty fails to meet the contractual terms of the derivative contract, the Company's risk is limited to the fair value of the instrument. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 6 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2022	December 31, 2021
Term Loan due 2026	$381.0	$384.0
5.375% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	796.0	799.0
Unamortized debt issuance costs and debt discounts	(10.3)	(12.3)
Total debt, net	$785.7	$786.7
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “Senior Secured Notes” or "Notes" and such offering, the "Notes Offering") and related guarantees. The

New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility" and together with the Term Loan the "New Credit Facilities") up to an aggregate principal amount of $40.0 million. The interest rate spread applicable to loans under the Term Loan is 3.50% per annum for base rate loans and 4.50% for LIBOR rate loans. For purposes of the Term Loan, the LIBOR rate is subject to a 0.50% per annum floor and for purposes of the Revolving Credit Facility the LIBOR rate is subject to a 0.0% floor. As of September 30, 2022 and December 31, 2021, LIBOR rate was 1.50% and 0.50%, and interest rate was 6.00% and 5.00%, respectively, for the Term Loan. As of September 30, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility. The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. As of September 30, 2022, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.822 to 1.000, our total net leverage ratio was 3.272 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $126.7 million. We continuously monitor our compliance with our debt covenants.

Note 7 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Interest cost	$0.6	$0.5	$1.8	$1.5
Expected return on plan assets	(0.3)	(0.2)	(0.9)	(0.6)
Amortization of net actuarial loss	0.5	0.5	1.6	1.8
Net periodic benefit expense	$0.8	$0.8	$2.5	$2.7
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations. Settlement charge, amortization of net actuarial loss and prior service cost were reclassified out of the components of "Accumulated other comprehensive loss".

Note 8 — Stockholders' Deficit

Common Stock — No dividends were paid during the three and nine months ended September 30, 2022 or 2021.
The following table is a summary of changes in the number of shares of the Company’s authorized, issued and outstanding stock as of September 30, 2022:

	Common Stock			Treasury Stock
	Authorized	Issued	Outstanding
December 31, 2021	162,500,000	92,305,011	90,725,982	1,579,029
Exercise of lender warrants	—	4,458,314	4,454,159	4,155
Release for restricted stock units	—	2,062,062	1,348,799	713,263
September 30, 2022	162,500,000	98,825,387	96,528,940	2,296,447

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2022	$1.5	$(28.9)	$(35.4)	$(62.8)
Other comprehensive loss before reclassification	0.1	(1.8)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	0.1	(1.8)	0.4	(1.3)
March 31, 2022	1.6	(30.7)	(35.0)	(64.1)
Other comprehensive loss before reclassification	—	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	—	(8.7)	0.5	(8.2)
June 30, 2022	1.6	(39.4)	(34.5)	(72.3)
Other comprehensive loss before reclassification	0.4	(8.8)	—	(8.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	0.4	(8.8)	0.4	(8.0)
September 30, 2022	$2.0	$(48.2)	$(34.1)	$(80.3)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2021	$1.2	$(20.9)	$(38.7)	$(58.4)
Other comprehensive loss before reclassification	0.3	(5.8)	—	(5.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive loss	0.3	(5.8)	0.5	(5.0)
March 31, 2021	1.5	(26.7)	(38.2)	(63.4)
Other comprehensive income before reclassification	0.1	2.6	—	2.7
Amounts reclassified from accumulated other comprehensive loss	—	—	0.5	0.5
Net current period other comprehensive income	0.1	2.6	0.5	3.2
June 30, 2021	1.6	(24.1)	(37.7)	(60.2)
Other comprehensive loss before reclassification	(0.1)	(3.7)	—	(3.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	(0.1)	(3.7)	0.4	(3.4)
September 30, 2021	$1.5	$(27.8)	$(37.3)	$(63.6)

Note 9 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Stock-based compensation expense	$3.3	$1.6	$11.3	$4.9
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2021	131,153	$17.54	1.4 years	$—
Forfeited/Expired	(19,202)	$17.79
Options outstanding, vested or expected to vest, and exercisable at September 30, 2022	111,951	$17.50	0.9 years	$—
As of September 30, 2022, the Company had no unrecognized stock option expense related to outstanding options.
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
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2021	4,104,547	$3.82	0.86 years	$32.4
Granted	1,665,176	10.69
Vested	(2,084,376)	4.51
Forfeited	(7,081)	7.07
Restricted stock units outstanding at September 30, 2022	3,678,266	$7.35	0.99 years	$38.3
Restricted stock units vested and deferred at September 30, 2022	174,827	$4.15		$1.8
The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Weighted-average grant-date fair value of restricted stock units vested during the period	$0.5	$0.1	$9.4	$6.7
Total intrinsic value of vested and converted shares	$0.6	$0.2	$22.1	$15.5
As of September 30, 2022, the Company's outstanding restricted stock units had unrecognized compensation expense of $18.4 million with a remaining weighted-average vesting period of 1.4 years.

Note 10 — Income Taxes

For the three months ended September 30, 2022, the Company recognized an income tax expense of $5.9 million on pre-tax income of $10.1 million primarily due to an increase in valuation allowance, non-deductible expenses, foreign taxes net of federal income tax benefits, state taxes and an increase in unrecognized tax benefits, all of which were partially offset by U.S. general business credits.
For the nine months ended September 30, 2022, the Company recognized an income tax expense of $7.7 million on pre-tax income of $20.1 million primarily due to non-deductible expenses, an increase in valuation allowance, foreign taxes net of federal income tax benefits, an increase in unrecognized tax benefits and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation. The net increase in valuation allowance against our U.S. federal and state deferred tax assets is primarily due to an increase in the Company's federal interest expense limitation carryover and the possibility that the net interest expense may be further limited in the foreseeable future. The valuation allowance increase is partially offset by a decrease in the valuation allowance for the estimated use of U.S. general business credits and state net operating losses. As of September 30, 2022, the Company remains in a three-year cumulative pre-tax loss position. However, it is possible that the Company could be out of its current three-year cumulative loss position within the next 12 months. The Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
For the three months ended September 30, 2021, the Company recognized an income tax benefit of $5.2 million on a pre-tax loss of $20.8 million primarily due to state taxes, non-deductible expenses, foreign taxes net of federal income tax benefits and U.S. taxation of foreign earnings, all of which were partially offset by U.S. general business credits and an increase in valuation allowance.
For the nine months ended September 30, 2021, the Company recognized an income tax benefit of $5.3 million on a pre-tax loss of $47.4 million primarily due to non-deductible expenses, foreign taxes net of federal income tax benefits, U.S. taxation of foreign earnings and an increase in valuation allowance, all of which were partially offset by U.S. general business credits.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the liability for unrecognized tax benefits was $12.8 million and $14.7 million, respectively, exclusive of interest and penalties. For the nine months ended September 30, 2022 and 2021, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $12.8 million and $19.3 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2022, the Company's accrual for interest and penalties decreased by $1.2 million which was comprised of a $0.3 million increase in the accrual offset by cash payments of $1.5 million. For the nine months ended September 30, 2021, the company’s accrual for interest and penalties increased by $0.7 million. As of September 30, 2022 and December 31, 2021, the Company had a liability of $6.3 million and $7.4 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses, the Company is anticipating a $3.7 million decrease to the total amount of state related unrecognized tax benefits, exclusive of interest and penalties, by way of cash or attribute settlements over the next 12 months.

Note 11 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $7.5 million and $15.8 million of liability recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Legal proceedings are recorded in "Transaction and operations support" in the Condensed Consolidated Statements of Operations. No charges were recorded for the three and nine months ended September 30, 2022 and 2021.
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
In entering into the Consent Order, the NYDFS acknowledged that there were several mitigating factors in respect to the Consent Order, including that the Company fully cooperated with the NYDFS’s investigation, including by reporting on the results of its internal investigation on the matter, had voluntarily undertaken significant enhancements to its compliance program and had undertaken remediation to prevent similar violations from occurring. Such measures and enhancements include termination of certain agents, the creation of new compliance procedures to increase the authority of compliance personnel within the Company, the implementation of new limits on and supervision of high-risk agents and a substantial increase in the resources allocated to compliance. Pursuant to the Consent Order, the Company agreed to, among other things, pay a civil monetary penalty in the amount of $8.3 million and undertake various reporting obligations. These include the obligation to (i) submit to the NYDFS a written description of the Company’s current compliance program with respect to the supervision of its New York-based agents and update such description with the NYDFS at 12 and 24 months after the date of the Consent Order, (ii) deliver to the NYDFS detailed data of all transactions in the State of New York for the one-year period prior to the date of the Consent Order, and (iii) fully cooperate with the NYDFS regarding all terms of the Consent Order. Pursuant to the Consent Order, the NYDFS agreed that it will take no further action against the Company for the conduct subject to the previous request for production of documents, provided that the Company fully complies with the terms of the Consent Order. The $8.3 million payment, which was made in the first quarter of 2022, is consistent with the estimated amount that the Company previously accrued in the fourth quarter of 2021.
CFPB — As previously reported, on February 12, 2020, the Company received a Report of Examination (“ROE”) from the Consumer Financial Protection Bureau (“CFPB”) stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand (“CID”) from the CFPB’s Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided the Company with a Notice and Opportunity to Respond and Advise (“NORA”) letter, documenting the CFPB’s intent to take legal action against the Company based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act (the “EFTA”) and the Consumer Financial Protection Act (the “CFPA”). The Company provided the CFPB with its written response to the NORA letter on March 17, 2021. Over the next several months, the Company and the CFPB engaged in negotiations regarding a potential settlement agreement but were ultimately unable to reach an agreed resolution on this matter. On April 21, 2022, the CFPB and the New York State Office of the Attorney General filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and MoneyGram Payment Systems, Inc., a wholly owned subsidiary of the Company. The Complaint alleges seven counts of violations under the Remittance Rule, the CFPA, the EFTA and New York Executive Law § 63(12) and seeks injunctive relief, restitution, unspecified damages, civil money penalties and costs. On July 5, 2022, the CFPB and the New York Office of the Attorney General filed a First Amended Complaint. The Company filed its response to the First Amended Complaint on August 4, 2022, with motions to dismiss and to transfer venue to Texas. The CFPB and New York Office of the Attorney General responded to the Company's motions on September 19, 2022, and MoneyGram filed a brief reply on October 3, 2022. MoneyGram continues to believe the case is without merit and intends to vigorously defend this matter. Based on the prior settlement negotiations which have since terminated, the Company had accrued $7.5 million as of December 31, 2021, as our best estimate to settle this matter. Notwithstanding the termination of the settlement discussion and the filing of the lawsuit by the CFPB, we continue to maintain the $7.5 million accrual in accordance with U.S. GAAP as our best loss estimate related to this matter.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 12 — Earnings (Loss) Per Common Share

The following table summarizes the weighted-average share amounts used in calculating earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Basic common shares outstanding	96.6	96.0	96.3	87.7
Shares related to restricted stock units	3.5	—	3.7	—
Diluted common shares outstanding	100.1	96.0	100.0	87.7
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
The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Shares related to stock options	0.1	0.2	0.1	0.3
Shares related to restricted stock units	—	4.0	—	4.3
Shares related to Ripple Warrants	—	—	—	1.4
Shares excluded from the computation	0.1	4.2	0.1	6.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from Walmart as a percentage of GFT revenue	<10%	10%	<10%	11%
Revenue from Walmart as a percentage of FPP revenue	33%	35%	35%	34%
Revenue from Walmart as a percentage of total revenue	<10%	10%	<10%	11%
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
GFT revenue
Money transfer revenue	$299.1	$296.2	$886.9	$887.0
Bill payment revenue	8.9	9.8	26.8	30.5
Total GFT revenue	308.0	306.0	913.7	917.5
FPP revenue
Money order revenue	11.1	10.0	32.2	31.0
Official check revenue	11.7	3.6	22.1	10.5
Total FPP revenue	22.8	13.6	54.3	41.5
Total revenue	$330.8	$319.6	$968.0	$959.0
The following table is a summary of the gross profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
GFT gross profit	$140.5	$135.8	$415.0	$404.7
FPP gross profit (1)	15.7	13.3	44.3	40.8
Total gross profit	156.2	149.1	459.3	445.5
Total operating expenses	133.1	122.3	401.2	388.4
Total operating income	23.1	26.8	58.1	57.1
Interest expense	12.2	13.0	35.2	57.8
Loss on early extinguishment of debt	—	33.6	—	43.9
Other non-operating expense	0.8	1.0	2.8	2.8
Income (loss) before income taxes	$10.1	$(20.8)	$20.1	$(47.4)
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	September 30, 2022	December 31, 2021
GFT	$1,246.3	$1,269.5
FPP	3,110.5	3,169.8
Other	32.3	37.2
Total assets	$4,389.1	$4,476.5

Note 14 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
GFT revenue
Money transfer fee revenue	$288.6	$289.5	$859.0	$867.5
Bill payment services fee revenue	7.9	9.9	26.8	31.1
Other revenue	11.5	6.6	27.9	18.9
Total GFT fee and other revenue	308.0	306.0	913.7	917.5
FPP revenue
Money order fee revenue	1.3	1.6	4.1	4.9
Official check outsourcing services fee revenue	1.7	1.8	5.1	5.4
Other revenue	8.1	8.3	26.2	25.3
Total FPP fee and other revenue	11.1	11.7	35.4	35.6
Total fee and other revenue	319.1	317.7	949.1	953.1
Investment revenue	11.7	1.9	18.9	5.9
Total revenue	$330.8	$319.6	$968.0	$959.0

Timing of revenue recognition:
Services and products transferred at a point in time	$297.8	$300.8	$889.9	$903.4
Products transferred over time	1.7	1.8	5.1	5.4
Total revenue from services and products	299.5	302.6	895.0	908.8
Investment revenue	11.7	1.9	18.9	5.9
Other revenue	19.6	15.1	54.1	44.3
Total revenue	$330.8	$319.6	$968.0	$959.0
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Settlement Assets and Payment Service Obligations.

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
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in approximately 440,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 90% and 92% of total revenue for the three and nine months ended September 30, 2022, respectively. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Canadian, Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
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

Recent Developments
On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of Madison Dearborn, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger, the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash.
On May 23, 2022, the Company held a virtual-only special meeting of stockholders related to the Merger Agreement and stockholders approved the transaction with affiliates of funds managed by MDP. To date, money transmission regulators in 50 U.S. states and territories have provided their approval of, or non-objection to the transaction. Only three state approvals remain, and the parties are in active dialogue with each of these states. In addition, the parties have obtained all but two approvals from its international money transmission regulators, and have received approval from the FCA in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license.
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
For the nine months ended September 30, 2022, the U.S. dollar strengthened significantly against most major currencies. The impact was a reduction in the value of foreign-based revenue as it is converted to our reporting currency, the U.S. dollar.
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
To position the Company to respond to these trends, our digital-first strategy is creating tremendous value for consumers. The result is the Company’s strategy of continuing to focus on growing our digital business. To address this new and evolving digital consumer, we expect to continue to invest in product innovation as we look to go deeper and wider in our consumer-direct digital offerings. We also plan to expand MGO to new countries, add new digital send partners and add more wallets and account deposit offerings.
As we grow our digital business, we will also focus on maintaining our global cash network. MoneyGram's cash receive network is essential to millions of receivers around the world who rely on cash to support the urgent needs of their families. Additionally, the cash network continues to provide benefit for those consumers who need to send cash in many markets.
During 2022, we have executed our strategy to lead cross-border payment innovation and blockchain-enabled settlement through growing our partnership with the Stellar Development Foundation as well as through other initiatives and partnerships.
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

We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge through the remainder of 2022. Currency volatility, inflation, liquidity pressure on certain central banks, immigration restrictions and continuing immobility of labor throughout the world may also continue to impact our business. We anticipate continuing prioritization of our operating cost structure as well as our transaction related expenses    and expect to remain price competitive across our product line.
For our FPP segment, we expect the gradual decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our FPP, is dependent on the prevailing short-term interest rate environment in the United States. The Company will see a positive impact on its investment revenue as U.S. money market rates rise in conjunction with actions by the Federal Reserve.
COVID-19 Update
General Economic Conditions and MoneyGram Impact
The global spread and unprecedented impact of COVID-19 and its variants is complex and ever-evolving. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak is global and has impacted all the countries in which we do business. Since the outbreak, we have seen the profound effect it is having on human health, the global economy and society at large. Public and private sector policies aimed at reducing the transmission of COVID-19 have varied significantly in different regions of the world, but have resulted in travel restrictions as well as certain business closures across many of the countries in which we operate. Multiple variants of COVID-19 combined with a lack of vaccinations in many countries have resulted in new waves of infections and new restrictions. These restrictions, combined with limitations on labor mobility, often have an impact on the ability of consumers to transact at agent locations, which can cause temporary reductions in remittance activity.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Revenue
Fee and other revenue	$319.1	$317.7	$949.1	$953.1
Investment revenue	11.7	1.9	18.9	5.9
Total revenue	330.8	319.6	968.0	959.0
Cost of revenue
Commissions and other fee expense	153.7	154.6	458.9	465.8
Investment commissions expense	7.2	0.3	10.0	0.7
Direct transaction expense	13.7	15.6	39.8	47.0
Total cost of revenue	174.6	170.5	508.7	513.5
Gross profit	156.2	149.1	459.3	445.5
Operating expenses
Compensation and benefits	55.8	53.8	171.6	175.0
Transaction and operations support	48.9	39.1	147.3	122.8
Occupancy, equipment and supplies	14.7	15.3	44.3	47.1
Depreciation and amortization	13.7	14.1	38.0	43.5
Total operating expenses	133.1	122.3	401.2	388.4
Operating income	23.1	26.8	58.1	57.1
Other expenses
Interest expense	12.2	13.0	35.2	57.8
Loss on early extinguishment of debt	—	33.6	—	43.9
Other non-operating expense	0.8	1.0	2.8	2.8
Total other expenses	13.0	47.6	38.0	104.5
Income (loss) before income taxes	10.1	(20.8)	20.1	(47.4)
Income tax expense (benefit)	5.9	(5.2)	7.7	(5.3)
Net income (loss)	$4.2	$(15.6)	$12.4	$(42.1)
Revenue
For the three months ended September 30, 2022, revenue increased by $11.2 million due to an increase in GFT revenue of $2.0 million and an increase in FPP revenue of $9.2 million. For the nine months ended September 30, 2022, revenue increased by $9.0 million due to an increase in FPP revenue of $12.8 million partially offset by a decrease in GFT revenue of $3.8 million partly driven by the strengthening of the U.S. dollar against most major currencies. See the "Segments Results" section below for further discussions.

Cost of Revenue
For the three months ended September 30, 2022, cost of revenue increased by $4.1 million due to an increase in investment commissions expense of $6.8 million, partially offset by a decrease in GFT cost of revenue of $2.7 million. For the nine months ended September 30, 2022, cost of revenue decreased by $4.8 million, due to a decrease in GFT cost of revenue of $14.1 million, partially offset by an increase in FPP investment commissions expense of $9.3 million. The Cost of revenue was also impacted by the strengthening of the U.S. dollar against most major currencies. See the "Segments Results" section below for further discussions.
Compensation and Benefits
For the three months ended September 30, 2022, compensation and benefits increased by $2.0 million primarily due to the impact of inflation on employee related payroll. For the nine months ended September 30, 2022, compensation and benefits decreased by $3.4 million, primarily due to higher severance costs in the prior period, partially offset by the impact of inflation on employee related payroll.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees, customer care and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, non-employee director stock-based compensation expense, bank charges and the impact of non-U.S. dollar exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar.
Transaction and operations support increased by $9.8 million and by $24.5 million for the three and nine months ended September 30, 2022. The increase is primarily due to a return to pre-pandemic levels of activities such as marketing campaigns and business travel, combined with the impact of a strengthening U.S. dollar resulting in foreign exchange losses on the measurement of foreign currency denominated monetary assets and an increase in legal expenses due to Merger-related costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense remained relatively flat for the three months ended September 30, 2022 and decreased by $2.8 million for the nine months ended September 30, 2022, primarily due to a decrease in facilities costs as a result of a reduction of our global footprint since providing our employees with the option of a work-from-home policy in the second quarter of 2021.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization remained relatively flat for the three months ended September 30, 2022 and decreased by $5.5 million for the nine months ended September 30, 2022, primarily due to a continued decrease in purchases of hardware and software as a result of our migration to cloud computing and a decrease in office furniture and equipment.
Other Expenses
Interest expense remained relatively flat for the three months ended September 30, 2022 and decreased by $22.6 million for the nine months ended September 30, 2022, primarily due to interest savings as a result of our refinancing of high-cost debt in the third quarter of 2021.
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
Other non-operating expense remained relatively flat for the three and nine months ended September 30, 2022.
Income Tax Expense
For the three months ended September 30, 2022, the Company recognized an income tax expense of $5.9 million on pre-tax income of $10.1 million primarily due to an increase in valuation allowance, non-deductible expenses, foreign taxes net of federal income tax benefits, an increase in unrecognized tax benefits and state taxes, all of which were partially offset by U.S. general business credits.

For the nine months ended September 30, 2022, the Company recognized an income tax expense of $7.7 million on pre-tax income of $20.1 million primarily due to a non-deductible expenses, an increase in valuation allowance, foreign taxes net of federal income tax benefits, an increase in unrecognized tax benefits and state taxes, all of which were partially offset by U.S. general business credits and recognition of excess tax benefits on share-based compensation. The net increase in valuation allowance against our U.S. federal and state deferred tax assets is primarily due to an increase in the Company's federal interest expense limitation carryover and the possibility that the net interest expense may be further limited in the foreseeable future. The valuation allowance increase is partially offset by a decrease in the valuation allowance for the estimated use of U.S. general business credits and state net operating losses. As of September 30, 2022, the Company remains in a three-year cumulative pre-tax loss position. However, it is possible that the Company could be out of its current three-year cumulative loss position within the next 12 months. The Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Money transfer revenue	$299.1	$296.2	$886.9	$887.0
Bill payment revenue	8.9	9.8	26.8	30.5
Total revenue	308.0	306.0	913.7	917.5

Cost of revenue	167.5	170.2	498.7	512.8
Gross profit	$140.5	$135.8	$415.0	$404.7
Money Transfer Revenue
Money transfer revenue increased by $2.9 million for the three months ended September 30, 2022 and remained relatively flat for the nine months ended September 30, 2022, primarily due to the continued strength of our digital business where digital revenue increased by 36% for the three months ended September 30, 2022. The growth in our digital business was partially offset by the impact of a strengthening U.S. dollar against most major currencies.
Bill Payment Revenue
Bill payment revenue decreased by $0.9 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, due to lower transactions.
Cost of Revenue
Cost of revenue decreased by $2.7 million and $14.1 million for the three and nine months ended September 30, 2022, respectively, primarily due to a decrease in commissions and other fee expense driven by lower rates in commissions associated with both MGO and walk-in business and the dollar strengthening against most major currencies.

FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Money order revenue	$11.1	$10.0	$32.2	$31.0
Official check revenue	11.7	3.6	22.1	10.5
Total revenue	22.8	13.6	54.3	41.5

Investment commissions expense	7.1	0.3	10.0	0.7
Gross profit	$15.7	$13.3	$44.3	$40.8
Money Order Revenue
Money order revenue remained relatively flat for the three and nine months ended September 30, 2022.
Official check revenue
Official check revenue increased by $8.1 million and $11.6 million for the three and nine months ended September 30, 2022, respectively, primarily due to an increase in investment revenue as a result of interest rate hikes by the Federal Reserve in response to the high inflation environment.
Investment Commissions Expense
Investment commissions expense is calculated as a percentage of Investment Revenue. In periods of extremely low interest rates, it is possible for commissions to be at or close to zero, resulting in abnormally high gross margin.
Investment commissions expense increased by $6.8 million and $9.3 million for the three and nine months ended September 30, 2022, respectively, due to higher interest rates as a result of recent actions taken by the Federal Reserve.

EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021	2022	2021
Income (loss) before income taxes	$10.1	$(20.8)	$20.1	$(47.4)
Interest expense	12.2	13.0	35.2	57.8
Depreciation and amortization	13.7	14.1	38.0	43.5
Signing bonus amortization	13.1	13.8	40.5	42.8
EBITDA	49.1	20.1	133.8	96.7
Significant items impacting EBITDA:
Stock-based, contingent, incentive compensation and other	3.5	1.6	11.7	4.9
Merger-related costs	1.5	—	6.3	—
Legal and contingent matters	0.4	0.1	1.7	0.1
Severance and related costs	0.3	—	1.3	0.2
Loss on early extinguishment of debt	—	33.6	—	43.9
Compliance enhancement program	—	0.9	—	2.2
Restructuring and reorganization costs	—	0.2	(1.0)	8.3
Direct monitor costs	—	—	—	4.9
Adjusted EBITDA	54.8	56.5	153.8	161.2

Cash payments for interest	(17.0)	(7.6)	(39.5)	(46.6)
Cash (payments) refunds for taxes, net	(2.7)	(1.7)	(9.0)	(0.5)
Cash payments for capital expenditures	(17.8)	(10.2)	(40.2)	(31.4)
Cash payments for agent signing bonuses	(1.3)	(3.5)	(22.9)	(26.2)
Adjusted Free Cash Flow	$16.0	$33.5	$42.2	$56.5

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

(Amounts in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$126.7	$155.2
Settlement assets:
Settlement cash and cash equivalents	$1,519.1	$1,895.7
Receivables, net	1,027.8	700.4
Interest-bearing investments	993.7	992.3
Available-for-sale investments	2.9	3.0
Total settlement assets	$3,543.5	$3,591.4

Payment service obligations	$(3,543.5)	$(3,591.4)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of September 30, 2022, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.6 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $2.9 million of available-for-sale investments as of September 30, 2022. U.S. government agency residential mortgage-backed securities comprise $1.6 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.3 million.

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
Term Loan and Notes
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	September 30, 2022	December 31, 2021
Term Loan due 2026	$381.0	$384.0
5.38% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	796.0	799.0
Unamortized debt issuance costs and debt discounts	(10.3)	(12.3)
Total debt, net	$785.7	$786.7
As of September 30, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 6 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of September 30, 2022, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Net cash provided by (used in) operating activities	$25.6	$(0.8)
Net cash used in investing activities	(44.8)	(32.2)
Net cash used in financing activities	(385.9)	(94.1)
Net change in cash and cash equivalents	$(405.1)	$(127.1)
Cash Flows from Operating Activities
For the nine months ended September 30, 2022, net cash provided by operating cash activities increased by $26.4 million, primarily due to interest savings as a result of our refinancing activities in the third quarter of 2021.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities increased by $12.6 million, primarily due to an increase in capital expenditures.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities increased by $291.8 million, primarily due to the change in receivables included in settlement assets and the change in payment service obligations. See Note 2 — Settlement Assets and Payment Service Obligations of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2022. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2021 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.2	Form of 5.375% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference herein as Exhibit 4.1).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 8, 2022	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)