Form 10-K
period 2022-12-31
MONEYGRAM INTERNATIONAL INC
filed 2023-02-24
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2022.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood St., 15th Floor, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code
(214) 999-7552
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	MGI	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $924.1 million.
96,626,432 shares of common stock were outstanding as of February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference to an amendment to the registrant's Annual Report on Form 10-K for the year ended December 31, 2022, to be filed with the Securities and Exchange Commission.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Annual Report on Form 10-K ("2022 Form 10-K") and is not a complete list of all the defined terms used herein.

Abbreviation	Term
API	Application Programming Interface
ATM Program	At-the-market equity offering program
BEAT	Base erosion and anti-abuse tax
CFPB	Consumer Financial Protection Bureau was created by the Dodd-Frank Act to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services, in the U.S.
CID	Civil Investigative Demand
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
Corridor	With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through one of the Company's digital properties such as moneygram.com, the native mobile application or virtual agents
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DPA
Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania, as amended.

Face Value	Principal amount of each completed transaction, excluding any transaction fees
FCPA	Foreign Corrupt Practices Act
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
GFT	Global Funds Transfer
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Merger	Merger Sub will merge with and into the Company
Merger Agreement	On February 14, 2022, the Company, entered into an Agreement and Plan of Merger
Merger Sub	Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent
MDP	Madison Dearborn Partners, LLC, a Delaware limited liability company
MGO	MoneyGram Online
Moody's	Moody's Investor Service
MPSI	MoneyGram Payment Systems, Inc.
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYAG	New York State Office of the Attorney General
NYDFS	New York Department of Financial Services
OFAC	U.S. Treasury Department's Office of Foreign Assets Control
Parent	Mobius Parent Corp.
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan

P2P	Peer-to-peer
Receiver	Person receiving a money transfer transaction
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
Ripple Warrants	Warrants issued by the Company in connection with the SPA with Ripple
ROU	Right-of-use
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
SPA	Securities Purchase Agreement
USDC	USD Coin
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania
TCJA	Tax Cuts and Jobs Act

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This 2022 Form 10-K and certain documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “intends,” “continues,” “will,” “should,” “could,” “may,” “might,” “would,” “goals,” “predicts,” “potential,” “target,” “forecast,” “outlook,” “currently,” and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Reform Act and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Reform Act. These forward-looking statements are based on management's current expectations, beliefs and assumptions as of the date of this report, are not historical facts or guarantees of future performance and are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control due to a number of factors. These factors include, but are not limited to:
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
•risks relating to the proposed Merger, including the possibility that the consummation of the Merger could be delayed or not completed and the effect of announcement or pendency of the Merger on our business; and
•the risks and uncertainties described in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2022 Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

PART I.

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, "MoneyGram," the "Company," "we," "us" and "our") is a global leader in cross-border P2P payments and money transfers. Our consumer-centric capabilities enable the quick and affordable transfer of money to family and friends around the world. Whether through online and mobile platforms, integration with mobile wallets, kiosks, or any one of the hundreds of thousands of agent locations in over 200 countries and territories with over 100 now digitally-enabled as of December 31, 2022, the innovative MoneyGram platform leverages its leading distribution network, global financial settlement engine, cloud-based infrastructure with integrated APIs and its unparalleled compliance program to enable seamless and secure transfers around the world. Whether through our mobile application, moneygram.com, integration with account deposit and mobile wallets, kiosks, or any one of the more than 440,000 agent locations around the globe, we connect consumers, primarily those who may not be fully served by other financial institutions, in any way that is convenient for them. As an alternative financial services company, we provide individuals with essential services to help them meet the financial demands of their daily lives. Our growing direct-to-consumer digital business, our Retail Channel centered around our global distribution network, our emerging embedded finance business for enterprise customers, enable the Company to serve the entire remittance market. Given strong mobile P2P market growth rates, our direct-to-consumer digital business is a growth engine for the Company as our digital capabilities enable us to serve new customer segments who utilize our platform to transfer money around the world.
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
The MoneyGram® brand has name recognition throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the red Globe design logo, MoneyGram FastSend, ExpressPayment and AgentWorks, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference in this 2022 Form 10-K.
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

Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2022	2021	2020
GFT
Money transfer	91%	93%	91%
Bill payment	3%	3%	4%
FPP
Money order	3%	3%	3%
Official check	3%	1%	2%
Total revenue	100%	100%	100%
See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 — Segment Information of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional financial information about our segments and geographic areas.
During 2022, 2021 and 2020, our 10 largest agents accounted for 24%, 26% and 30%, respectively, of total revenue and 24%, 26% and 31%, respectively, of GFT segment revenue. In 2021 and 2020, Walmart Inc. ("Walmart") is our only agent that accounts for more than 10% of our total revenue. In 2022, 2021 and 2020 Walmart accounted for less than 10%, 11% and 13% of total revenue, respectively. In 2022, 2021 and 2020 Walmart accounted for less than 10%, 10% and 13% of GFT segment revenue, respectively.
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
We continue to focus on the growth of our GFT segment for outbound transactions originating in the U.S. and those originating outside of the U.S. Sends originated outside of the U.S. generated 58% in 2022, 58% in 2021 and 55% in 2020 of our total revenue and 62% in 2022, 60% in 2021 and 59% in 2020 of our total GFT segment revenue. In 2022, our GFT segment had total revenue of $1.2 billion.
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
Retail Channel
As of December 31, 2022, our money transfer agent network had more than 440,000 locations. Our network includes agents such as international post offices, banks and broader financial services, as well as large and small retailers. Additionally, we have a limited number of Company-owned and operated retail locations in Western Europe. Some of our agents outside the U.S. manage sub-agents that offer MoneyGram branded services. We refer to these agents as super-agents. Although the sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve, and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Typically, retail send transactions are funded in cash. In retail receive transactions, the funds are available for the designated recipient to collect usually within 10 minutes at any MoneyGram agent location.
As of December 31, 2022, in over 90 countries, the designated recipient may also receive the transferred funds via a deposit to the recipient's bank account or mobile wallet account.
Digital Channel
We offer money transfer services through our Digital Channel which includes MGO (our direct-to-consumer business), digital partners, direct transfers to bank accounts, mobile wallets and debit card solutions such as Visa Direct. MGO is available in 38 countries and territories as of December 31, 2022. Through our Digital Channel, consumers can send money from the convenience of their own homes to any of our agent locations worldwide, a recipient's bank account or a recipient's mobile wallet. MGO consumers can fund their transactions from their bank accounts, debit cards, or credit cards. MGO, the Company’s single largest generator of money transfer transactions, maintains three of its individual country sites on the Company’s top 10 list of money transfer generating sources. Since 2021, MGO’s U.S. site became the Company's largest source of money transfer revenue in the world, surpassing Walmart. Cross-border money transfer transactions through MGO grew 16% in 2022 compared to the prior year.
We also offer money transfer services via digital partners, which enable our partners’ customers to send international money transfers online or through a mobile device to any MoneyGram pay-out location or directly to a recipient’s bank account or mobile wallet through the MoneyGram platform.
Transfers directly to bank accounts and mobile wallets are the third main component of our Digital Channel. Through the MoneyGram platform, customers had direct access to over 5.0 billion accounts in over 90 countries as of December 31, 2022. Total digital transactions represented 43% of money transfer transactions for the year ended December 31, 2022.
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
In 2022, our FPP segment generated revenues of $84.2 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our "investment portfolio." Our investment portfolio consists of low risk, highly liquid bank deposits that earn a market rate of return for similar investments.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for less than 11 days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain agents and financial institutions in the U.S. As of December 31, 2022, we issued money orders through our network of over 8,000 agents and financial institutions located in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services through U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for approximately four days. As of December 31, 2022, we provided official check outsourcing services through 597 financial institutions at over 5,900 branch bank locations.
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
Our primary overseas operating subsidiary, MoneyGram International SA, is a licensed payment institution under the National Bank of Belgium pursuant to the European Union Payment Services Directive ("PSD"). The Company, through its subsidiaries, is also licensed in other jurisdictions including the United Kingdom, Mexico and Canada. In 2016, the PSD was amended by a revised Payment Services Directive ("PSD2"), which was implemented in the national law of the member states during or prior to January 2018 and was further amended by the 4th and 5th Anti-Money Laundering Directives in the European Union. Among other changes, the PSD2, as amended, has increased the supervisory powers granted to member states with respect to activities performed by us and our agents in the European Union. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. The financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.
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
Human Capital
Global Talent — At MoneyGram, our people are our most important asset and the success of our global talent (human capital) is essential to the success of our Company. As of December 31, 2022, we employed 939 employees in the U.S. and 2,247 employees globally.
Attracting, recruiting, developing and retaining diverse talent enables us to build a strong and dynamic company. We are focused on supporting our employees across the full employee lifecycle from candidate recruitment through the full employee experience. We have transformed a number of our temporary programs first implemented during the beginning of the COVID-19 pandemic in 2020 into permanent workplace changes. For example, in 2020, we worked with our employees to provide a fully virtual work place, accommodating school, family and health needs of our employees, offering additional training, work-from-home flexibility and increased mental health support through our employee assistance program and our benefits partners. In 2021, we allowed all global employees to determine whether they wanted to return to the office full time, partially, or become permanently virtual employees. We also gave employees greater autonomy over their working hours to better accommodate their personal lives. In 2022 we continued our workforce transformation by focusing on wellness and teambuilding in the no-longer-new virtual and hybrid workplace.

Employee Engagement — At MoneyGram, we provide a variety of employee engagement programs designed to ensure that our employees have a voice in their future and are engaged in our business. We solicit direct employee feedback related to new proposals and programs, and we also have a robust engagement team (“The Red Team”) with representatives across all of our regions and offices, with a focus on employee volunteerism and community service opportunities. We host monthly employee engagement forums and a variety of internal training courses through our global Lunch and Learn program. We also work to keep our employees updated on Company opportunities and developments through quarterly Town Hall meetings with our CEO and full executive leadership team. We offer two paid Community Service days per year where all employees are encouraged to spend time volunteering within their communities. We have also won several "top workplace" awards on the local and national level, based solely on anonymous employee feedback over the past two years.
Talent Acquisition and Development — As a leading FinTech and digital payments company, we compete for top global talent around the world. We value our employees for who they are as individuals, and we believe that a strong culture focused on respect for each employee as a valuable individual is essential to the successful acquisition, retention and development of diverse talent. To that end, we focus on inclusive hiring, employee development, positive coaching and mentorship and internal and external educational opportunities. We have a robust in-house training program, and we likewise provide opportunities for formal and informal continuing education participation for our employees across their respective areas of expertise. Whether it is through tuition reimbursement, Company-paid certification courses, outside or internal continuing education or simply department-led trainings, we invest in our employees’ development. We closely track employee attrition, with a focus on creating a workplace where employees want to work.
Employee Wellness — We value our employees and work to provide competitive programs to support the total wellness of our employees, including resources, programs and services to support our employees’ physical, mental and financial wellness. We provide a variety of benefits to our employees globally, including a choice of comprehensive health insurance plans, fully-paid maternity and family leave, vacation and holiday time off and retirement planning and financial well-being services and retirement savings opportunities. We also provide fully paid employee time off for employee volunteerism and community service and provide community service opportunities for our employees who wish to participate. We also offer a global virtual, interactive wellness program for all employees. We offer a number of Company-funded as well as optional benefits and discounts for our employees, from a variety of life, disability and critical care programs, pet insurance, legal services plans, rideshare and transportation opportunities and discount insurance packages. We are constantly reviewing and improving our global benefits packages across all markets to ensure that we are providing our employees the most competitive package of benefits to meet the needs of employees and families.
Diversity, Equity & Inclusion ("DEI") — Our focus on diversity, inclusion, equity, has grown from a corporate social responsibility program to a full DEI and Social Impact program, with a formal DEI program that applies to our employees as well as our suppliers and agents. MoneyGram has boasted an inclusive and non-discriminatory workplace long before it was legally mandated and our commitment to principles of diversity, equity and inclusion extend to our recruiting practices, or our vendors and trading partners, our employee experiences and our community service activities. MoneyGram engages in global programs to promote hiring of disabled employees, as well as a focus on racial, religious, ethnic and gender diversity. We are committed to providing an inclusive workplace, with specific focus on providing opportunities to all of our global workforce. We are committed to equal pay for equal work, inclusive leadership opportunities and intentional focus on creating a workplace that celebrates and embraces our employees for who they are in all aspects of their lives.

Executive Officers of the Registrant
W. Alexander Holmes, age 48, has served as Chief Executive Officer since January 2016 and Chairman of the Board since February 2018. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from February 2014 to December 2015 and Executive Vice President and Chief Financial Officer from March 2012 to January 2014. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union's Benelux region from its offices in Amsterdam.
Brian Johnson, age 42, has served as the Chief Financial Officer since September 1, 2022. He joined MoneyGram in July 2018 as Head of Corporate financial planning and analysis (“FP&A”) and M&A, and was responsible for overseeing the Company’s corporate FP&A function and M&A activities before being appointed Head of Corporate Finance and Global Treasurer in January 2021, where he oversees all treasury, FP&A, pricing and M&A activity. Prior to joining MoneyGram, Mr. Johnson was a Managing Director at Commerce Street Capital from April 2014 to June 2018 where he advised clients on acquisitions and divestitures. His professional experience also includes tenures with Hudson Advisors/Lone Star Funds and Bear Stearns. Mr. Johnson holds a Bachelor of Science in Mechanical Engineering from Bucknell University and holds the Chartered Financial Analyst and Certified Valuation Analyst designations.
Anna Greenwald, age 44, has served as the Chief Operating Officer since August 4, 2022. Prior to that, she was appointed Chief Readiness Officer in March 2021 and was responsible for leading the Company’s go-to-market strategy, agent network oversight and engagement and global regulatory exam readiness. She joined MoneyGram in 2011, previously holding positions in the Product, Technology and Operations departments, including serving as the Global Head of Go-to-Market from February 2015 to April 2021. Prior to joining MoneyGram, Ms. Greenwald worked for Boston Scientific, Qumu and other leading technology companies where she led business model transformation, global expansion initiatives, managed merger activities and oversaw compliance remediation efforts. Ms. Greenwald holds a Master of Business Administration from the University of Colorado, a Master of Science from Metropolitan State University and a Bachelor of Science from Minnesota State University.
Robert L. Villaseñor, age 52, has served as General Counsel and Corporate Secretary since October 2019. He joined the Company in July 2018 as Associate General Counsel, Corporate and Securities and Assistant Secretary. He has over 20 years of experience representing public companies on a broad range of legal issues including public reporting, lending and capital markets transactions, mergers and acquisitions, strategic investments and various commercial matters. Prior to MoneyGram, he worked in the Corporate and Securities Group at Starbucks Corporation from 2012 to 2018. Prior to Starbucks, he served as the chief corporate and securities attorney at two other public companies. He began his career in private practice at the law firm of Gibson, Dunn & Crutcher LLP working in the areas of mergers and acquisitions and capital markets.
Grant A. Lines, age 58, has served as Chief Revenue Officer since January 2018. Prior to that, he served as Chief Revenue Officer, Africa, Middle East, Asia Pacific, Russia and CIS from February 2015 until January 2018. Mr. Lines previously served the Company as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served the Company as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to joining the Company, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail point of sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation's ANZ business, a global payment processing company, from September 2008 to February 2011.
Andres Villareal, age 58, has been Chief Compliance Officer since March 2016. He joined the Company in April 2015 as Senior Vice President and Deputy Chief Compliance Officer. From 2004 to April 2015, Mr. Villareal held various positions at Citigroup, a leading global bank, including Global Head of Compliance for Citi Commercial Bank and Chief Compliance Officer for Citi Assurance Services, a captive insurance company. Mr. Villareal has over 29 years of experience in various compliance, legal and business roles in a variety of industries, including financial services, banking and insurance.

Available Information
Our website address is www.moneygram.com. The information on our website is not part of this 2022 Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5 and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (ir.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which may be found at www.sec.gov.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in the 2022 Form 10-K or our other filings with the SEC could have a material impact on our business, prospects, financial condition or results of operations.
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
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2022 and 2021, our ten largest agents accounted for 24% and 26%, respectively, of our total revenue. Our largest agent, Walmart, accounted for less than 10% and 11% of our total revenue in 2022 and 2021, respectively. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions, reduce their locations or allow our competitors to use their services (e.g. Ria and Western Union in Walmart), our business, financial condition and results of operations could be adversely affected. In addition, the introduction of additional competitive products by Walmart or our other key agents, including competing white-label products, could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
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
In certain cases, regulations may provide administrative discretion regarding enforcement, and regulations may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. For example, policymakers may impose heightened customer due diligence requirements or other restrictions, fees or taxes on remittances. Additionally, we have been subject to ongoing investigations and enforcement-related inquiries that resulted in a settlement and pending litigation with the NYDFS and CFPB, respectively. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute certain services and the costs of providing those services.
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
As of December 31, 2022, we had $795.0 million in debt, including $415.0 million under the notes and $380.0 million outstanding under the Term Loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:
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
These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the notes and the New Credit Agreement will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because substantially all of our assets are pledged as a security under the New Credit Agreement, if we are not able to cure any default or repay outstanding borrowings, such assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the New Credit Agreement and we may be required to obtain waivers or amendments to the New Credit Agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority in the United Kingdom ("FCA"), which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. In March 2021, the CFA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, and while other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets.

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
The Term Loan and the Revolving Credit Facility each permit both base rate borrowings and LIBOR borrowings, in each case plus a spread above the base rate or LIBOR rate, as applicable. If an alternative to LIBOR is not available and widely accepted after 2022, our ability to borrow at an alternative to the base may be adversely impacted, and the costs associated with any potential future borrowings may increase.
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
Extended periods of economic disruption and high inflation could have an adverse effect on our business. Significant inflation can impact our results of operations and financial condition by increasing interest rates and the cost of labor, equipment and other expenses. In a highly inflationary environment, we may be unable to increase prices for our offerings to offset the corresponding increase to operating costs, which may impact our margins. Further, catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, could lead to extended periods of economic disruption.
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
In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in non-U.S. dollars. In addition, we maintain significant non-U.S. dollar balances that are subject to volatility and could result in losses due to a devaluation of the U.S. dollar. As exchange rates among the U.S. dollar, the euro and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. See Enterprise Risk Management-Non-U.S. Dollar Risk in Item 7A of this 2022 Form 10-K for more information.
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
Moreover, we have made and may make in the future, secured or unsecured loans to agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2022, we had credit exposure to our agents of $436.0 million in the aggregate spread across 6,378 agents.
Financial institutions, which are utilized to conduct business for our FPP segment, issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2022, we had credit exposure for official checks and money orders conducted by financial institutions of $379.0 million in the aggregate spread across 961 financial institutions. In addition, we maintain balances in banks and digital asset exchanges around the world for our money transfer business. The deposits in these institutions may not have balance protection and, in the case of digital asset exchanges, may not be subject to regulation.
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
We have undertaken and may in the future undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. These activities and initiatives can be substantial in scope, and they can involve large expenditures. Such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of any restructuring plan or cost reduction initiative, our business, financial condition and results of operations could be adversely affected.
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

Item 3. LEGAL PROCEEDINGS

A description of our legal proceedings is included in and incorporated by reference to Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol "MGI." As of February 22, 2023, there were 6,699 stockholders of record of our common stock.
On November 6, 2021, our Board of Directors has authorized the repurchase from time to time, on the open market and in private-negotiated transactions, shares of common stock. The aggregate repurchases of common stock, inclusive of any prior repurchase authorizations previously remaining, shall not exceed $50.0 million in the aggregate, exclusive of any fees, commissions or other expenses related to such repurchases. The Company is subject to limitations in our debt agreements on the amount of shares it may repurchase. Common stock tendered to, or withheld by, the Company in connection with the exercise of stock options or vesting of restricted stock units is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2022, the Company had repurchased 1,023,209 shares or $6.1 million in common stock and has remaining authorization to repurchase $43.9 million in common stock. The Merger Agreement contains certain restrictions that limit the Company's ability to make repurchases.
During the three months ended December 31, 2022, the Company did not repurchase any common shares.
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

The following graph compares the cumulative total return from December 31, 2017 to December 31, 2022 for our common stock, our new and old peer groups of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our new and old peer groups and the S&P 500 Index on December 31, 2017, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.
The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
MoneyGram International, Inc.	$100.00	$15.17	$15.93	$41.46	$59.86	$82.63
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Peer Group	$100.00	$115.83	$159.33	$274.20	$216.31	$113.96

Item 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes contained in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and under the caption Risk Factors in Part I, Item 1A of this 2022 Form 10-K.
The comparisons presented in this discussion refer to the prior year, unless otherwise noted. For a discussion on the comparison between fiscal year 2021 and fiscal year 2020 results, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC. This discussion is organized in the following sections:
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
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 440,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 91% of total revenue for the year ended December 31, 2022. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean and European countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
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

Recent Developments
On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of MDP, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger, the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash.
On May 23, 2022, the Company held a virtual-only special meeting of stockholders related to the Merger Agreement and stockholders approved and adopted the Merger Agreement.
To date, money transmission regulators in all applicable U.S. states and territories have provided their approval or non-objection of the transaction. In addition, the parties have obtained all but one approval from international money transmission regulators and have received approval from the FCA in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license. While the waiting period under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976 had previously expired, the parties recently refiled the application as the existing approval was set to expire. The new HSR waiting period is set to expire on March 13, 2023. The parties previously received all required international antitrust and foreign direct investment approvals.
The final regulatory approval is to be issued by the Reserve Bank of India (“RBI”). The RBI is the issuer of MoneyGram’s Money Transfer Service Scheme ("MTSS") license in India. Since the Company and MDP signed the Merger Agreement, the RBI issued a new Circular covering approval requirements related to Payment System Operators ("PSO") such as the Company. The Merger will be one of the first PSOs undergoing a sale since the Circular was issued. As a result, the process has been taking longer than originally anticipated. MoneyGram has been in active dialogue with the RBI and the Central Government of India regarding its review of the Merger.
Prior to closing, the parties will engage in a financing marketing period which, pursuant to the merger agreement, may last for as long as fifteen consecutive business days. Closing would occur within a matter of days after completing the marketing period.
The parties have agreed to extend the end date beyond February 14, 2023, in accordance with the Merger Agreement, to May 14, 2023. In light of the timing and factors discussed above, the parties now expect to close the Merger either late in the first quarter or early in the second quarter of 2023.
On March 16, 2022, we announced that a final agreement had been reached to settle its previously disclosed legacy enforcement matter with NYDFS through a consent order. The Company paid a civil monetary penalty of $8.3 million to the NYDFS and will undertake various reporting obligations. This payment is consistent with the estimated amount that MoneyGram previously accrued in the fourth quarter of 2021.
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
During 2022, the U.S. dollar strengthened significantly against most major currencies. The impact was a reduction in the value of foreign-based revenue as it is converted to our reporting currency, the U.S. dollar.
Anticipated Trends
This discussion of trends expected to impact our business in 2023 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements and Part I, Item 1A, Risks Factors of our 2022 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
In 2022, MoneyGram focused on positioning the Company to better compete by delivering a differentiated customer experience, scaling our digital growth, being the preferred partner for cross-border transactions, capturing new revenue by monetizing our capabilities and continuing to improve the cost structure of the Company.
Through 2023, we believe the industry will continue to see a number of trends, including the growth of digital transactions, a competitive pricing environment, continuing focus on customer experience and a broader trend towards potential diversification of product and service offerings.
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
During 2022, we began executing on our strategy to lead cross-border payment innovation and blockchain-enabled settlement through growing our partnership with the Stellar Development Foundation as well as through other initiatives and partnerships.
We continue monitoring the social, political, regulatory and economic environment around the world. Changes in these factors could cause us to alter our approach in certain markets. There could be adverse impacts to our revenues, earnings and cash flows should economic and political conditions deteriorate beyond the current state, including, among other potential impacts, economic recessions, inflationary pressures, war and political instability.
We expect a high level of competition for agents and customers, along with competitive pricing to be a continuous challenge in 2023. Currency volatility, inflation, liquidity pressure on certain central banks, immigration restrictions and continuing immobility of labor throughout the world may also continue to impact our business. We also anticipate continuing prioritization of our operating cost structure as well as our transaction related expenses and expect to remain price competitive across our product line.
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
Financial Measures and Key Metrics
This 2022 Form 10-K includes financial information prepared in accordance with U.S. GAAP as well as certain non-GAAP financial measures that we use to assess our overall performance.
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
RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions)	2022	2021
Revenue
Fee and other revenue	$1,272.2	$1,275.8
Investment revenue	37.9	7.8
Total revenue	1,310.1	1,283.6
Cost of revenue
Commissions and other fee expense	610.7	622.7
Investment commissions expense	21.9	0.9
Direct transaction expense	57.6	60.5
Total cost of revenue	690.2	684.1
Gross profit	619.9	599.5
Operating expenses
Compensation and benefits	228.0	227.8
Transaction and operations support	187.2	179.1
Occupancy, equipment and supplies	59.8	61.9
Depreciation and amortization	51.7	57.0
Total operating expenses	526.7	525.8
Operating income	93.2	73.7
Other expenses
Interest expense	49.4	69.5
Loss on early extinguishment of debt	—	44.1
Other non-operating expense	4.0	3.7
Total other expenses	53.4	117.3
Income (loss) before income taxes	39.8	(43.6)
Income tax expense (benefit)	5.6	(5.7)
Net income (loss)	$34.2	$(37.9)

Revenue
Revenue increased by $26.5 million for the year ended December 31, 2022, due to an increase in FPP revenue of $29.4 million, partially offset by a decrease in GFT revenue of $2.9 million. See the "Segments Results" section below for a detailed discussion of revenues by segment.
Cost of Revenue
Cost of revenue increased by $6.1 million for the year ended December 31, 2022, due to an increase in FPP cost of revenue of $21.1 million, partially offset by a decrease in GFT cost of revenue of $15.0 million. See the "Segments Results" section below for further discussions.
Compensation and Benefits
Compensation and benefits remained relatively flat for the year ended December 31, 2022.
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
Transaction and operations support increased by $8.1 million for the year ended December 31, 2022. The increase is primarily due to a return to pre-pandemic levels of activities such as marketing campaigns and business travel, higher transaction costs associated with the pending merger, partially offset by a decrease in legal expenses related to the NYDFS and CFPB matters.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense decreased by $2.1 million for the year ended December 31, 2022, primarily due to a decrease in facilities costs as a result of a reduction of our global footprint since providing our employees with the option of a work-from-home policy in the second quarter of 2021.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased by $5.3 million for the year ended December 31, 2022, primarily due to a continued decrease in purchases of hardware and software as a result of our migration to cloud computing and a decrease in office furniture and equipment.
Other Expenses
Interest Expense decreased by $20.1 million for the year ended December 31, 2022, primarily due to interest savings as a result of our refinancing of high-cost debt in the third quarter of 2021.
Loss on Early Extinguishment of Debt of $44.1 million for the year ended December 31, 2021, included $16.5 million of prepayment call premium and $27.6 million associated with the write-off of debt issuance costs and debt discounts.
Other non-operating expense remained relatively flat.
Income Tax Expense
For the year ended December 31, 2022, the Company recognized an income tax expense of $5.6 million on a pre-tax income of $39.8 million. Our income tax rate was lower than the statutory rate primarily due to U.S. general business credits, a net decrease in valuation allowance, a net decrease in unrecognized tax benefits, recognition of excess tax benefits on share-based compensation, all of which were partially offset by non-deductible expenses and foreign taxes net of federal income tax benefits. See Note 13 — Income Taxes of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional information related to our unrecognized tax benefits.

Segments Results
GFT
The following table sets forth our GFT segment results of operations for the years ended December 31:

(Amounts in millions)	2022	2021
Money transfer revenue	$1,190.3	$1,189.2
Bill payment revenue	35.6	39.6
Total revenue	1,225.9	1,228.8

Cost of revenue	668.2	683.2
Gross profit	$557.7	$545.6
Money Transfer Revenue
Money transfer revenue for the year ended December 31, 2022, was relatively flat when compared to the same period in 2021. Money transfer revenue was negatively impacted by a strengthening U.S. Dollar relative to most other major currencies. Offsetting the currency headwinds were continued strong results for our digital business. Digital revenue increased to $98.6 million or an increase of 37% during the year ended December 31, 2022. Digital revenue now accounts for 31% of our total money transfer revenues.
Bill Payment Revenue
Bill payment revenue decreased by $4.0 million for the year ended December 31, 2022, due to lower transactions.
Cost of Revenue
Cost of revenue decreased by $15.0 million for the year ended December 31, 2022, primarily due to a decrease in commissions and other fee expense driven by lower rates in commissions associated with both MGO and walk-in business and the dollar strengthening against most major currencies.
FPP
The following table sets forth our FPP segment results of operations for the years ended December 31:

(Amounts in millions)	2022	2021
Money order revenue	$44.1	$40.9
Official check revenue	40.1	13.9
Total revenue	84.2	54.8

Investment commissions expense	22.0	0.9
Gross profit	$62.2	$53.9
Money Order Revenue
Money order revenue increased by $3.2 million for the year ended December 31, 2022, primarily due to an increase in investment revenue as a result of higher prevailing interest rates driven by an increase in the federal funds rate.
Official check revenue
Official check revenue increased by $26.2 million for the year ended December 31, 2022, primarily due to an increase in investment revenue as a result of higher prevailing interest rates driven by an increase in the federal funds rate.
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
Commissions expense increased by $21.1 million for the year ended December 31, 2022, due to higher interest rates as a result of recent actions taken by the Federal Reserve.

EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures for the years ended December 31:

(Amounts in millions, except percentages)	2022	2021
Income (loss) before income taxes	$39.8	$(43.6)
Interest expense	49.4	69.5
Depreciation and amortization	51.7	57.0
Signing bonus amortization	50.1	56.4
EBITDA	191.0	139.3
Significant items impacting EBITDA:
Stock-based, contingent, incentive compensation and other	15.8	7.3
Merger-related costs	7.7	—
Severance and related costs	1.9	0.2
Legal and contingent matters	1.9	14.1
Restructuring and reorganization costs	(0.9)	9.4
Loss on early extinguishment of debt	—	44.1
Compliance enhancement program	—	2.9
Direct monitor costs	—	4.9
Adjusted EBITDA	$217.4	$222.2

Adjusted EBITDA	$217.4	$222.2
Cash payments for interest	(47.5)	(51.8)
Cash (payments) refunds for taxes, net	(13.7)	(5.7)
Cash payments for capital expenditures	(53.8)	(41.4)
Cash payments for agent signing bonuses	(36.9)	(36.0)
Adjusted Free Cash Flow	$65.5	$87.3
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
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets as of December 31:

(Amounts in millions)	2022	2021
Cash and cash equivalents	$172.1	$155.2
Settlement assets:
Settlement cash and cash equivalents	$1,499.1	$1,895.7
Receivables, net	1,107.0	700.4
Interest-bearing investments	998.1	992.3
Available-for-sale investments	3.0	3.0
Total settlement assets	$3,607.2	$3,591.4

Payment service obligations	$(3,607.2)	$(3,591.4)

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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of December 31, 2022, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $3.0 million of available-for-sale investments as of December 31, 2022. U.S. government agency residential mortgage-backed securities comprise $1.5 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.5 million.
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
Credit Facilities and Notes
The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2022	2021
8.571% Term Loan due 2026	$380.0	$384.0
5.375% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	795.0	799.0
Unamortized debt issuance costs and debt discounts	(9.6)	(12.3)
Total debt, net	$785.4	$786.7
As of December 31, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 9 — Debt of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for additional disclosure related to the credit facilities.

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
On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 11 — Stockholders' Deficit of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
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
Credit Ratings
As of December 31, 2022, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.

Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state and regulatory capital requirements as of December 31, 2022. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.
Material Cash Requirements from Contractual Obligations
The following table includes aggregated information about the Company's contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2022:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments (1)	$955.7	$49.3	$99.9	$806.5	$—
Non-cancellable leases (2)	55.3	9.1	17.4	13.8	15.0
Signing bonuses (3)	35.9	19.5	14.1	—	—
Marketing (4)	102.5	37.5	65.0	—	—
Unrecognized tax benefits (5)	9.1	2.9	—	—	—
Total contractual cash obligations	$1,158.5	$118.3	$196.4	$820.3	$15.0
(1) Our Consolidated Balance Sheet at December 31, 2022 includes $785.4 million of debt, netted with unamortized debt issuance costs and debt discount of $9.6 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2022 and assuming no prepayments of principal.
(2) Noncancellable leases include operating leases for buildings, vehicles and equipment and other leases. For more detail see Note 18 — Leases of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
(3) Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Signing bonuses include $2.3 million of transaction volume-related obligations for which it is not possible to reasonably estimate the timing of payments.
(4) Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships.
(5) Unrecognized tax benefits include $6.2 million for which timing of conclusion cannot be determined with certainty.
We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a Pension Plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $2.0 million to the Pension Plan during 2022. The Company has no minimum contribution requirement for the Pension Plan in 2023.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans ("SERPs"), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.5 million in 2023.
Merger Agreement
Up to the completion of the Merger, our liquidity requirements will remain funded by our cash flow from operations, borrowings under our existing credit facility and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to restrictions under the Merger Agreement on assuming additional debt, issuing additional equity or debt, repurchasing equity, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.
Analysis of Cash Flows

(Amounts in millions)	2022	2021
Net cash provided by operating activities	$85.7	$37.1
Net cash used in investing activities	(62.6)	(44.5)
Net cash used in financing activities	(402.8)	(21.0)
Net change in cash and cash equivalents and settlement cash and cash equivalents	$(379.7)	$(28.4)
Cash Flows from Operating Activities
In 2022, net cash provided by operating activities increased by $48.6 million primarily due to interest savings as a result of our refinancing activities in the third quarter of 2021.
Cash Flows from Investing Activities
In 2022, net cash used in investing activities increased by $18.1 million, primarily due to an increase in capital expenditures.
Cash Flows from Financing Activities
In 2022, net cash used in financing activities increased by $381.8 million, primarily due to the change in receivables included in settlement assets and the change in payment service obligations. For further discussions, see Note 2 — Settlement Assets and Payment Service Obligations of the Notes to the Consolidated Financial Statements. The changes in receivables, net and payment service obligations are due to the timing of the remittance of funds by our agents and financial institution customers.
Stockholders' Deficit
Stockholders' Deficit — Under the terms of our outstanding New Credit Facilities, we are restricted in our ability to pay dividends on and repurchase shares of, our common stock. No dividends were paid on our common stock in 2022 and we do not anticipate declaring any dividends on our common stock. Further, we are also restricted in our ability to pay dividends under the Merger Agreement.
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
We did not recognize a goodwill impairment loss for 2022, 2021 or 2020. The carrying value of goodwill assigned to the GFT reporting unit at December 31, 2022 was $442.2 million.
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
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year Pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year Pension expense. Decreasing or increasing the discount rate by 50 basis points would have had an immaterial impact on the 2022 Pension and Postretirement Benefits net periodic benefit expense. Decreasing the expected rate of return by 50 basis points would have increased the 2022 Pension Plan net periodic benefit expense by $0.2 million and increasing the expected rate of return by 50 basis points would have decreased the 2022 Pension Plan net periodic benefit expense by $0.2 million.
Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before income taxes is adjusted for differences between local tax laws and U.S. GAAP.
We file tax returns in all U.S. states and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. With a few exceptions, the Company is no longer subject to foreign or U.S. state and local income tax examinations for years prior to 2017. The U.S. federal income tax filings are subject to audit for fiscal years 2017 through 2021.
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
As of December 31, 2022, we have recorded valuation allowances of $76.8 million against deferred tax assets of $131.3 million. The valuation allowances primarily relate to basis differences in revalued investments, capital loss carryover, U.S. tax credit carryovers, U.S. interest expense carryovers and certain state and foreign tax loss carryovers. While we believe that the basis for estimating our valuation allowances is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for information regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate and non-U.S. dollar currency exchange. See Part 1, Item 1A Risk Factors of this 2022 Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
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
The following is a discussion of the risks we deem most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. Our actual results could differ materially from those anticipated due to various factors discussed under Cautionary Statements Regarding Forward-Looking Statements and under Risk Factors in Part 1, Item 1A of this 2022 Form 10-K.
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

At December 31, 2022, the Company's investment portfolio of $2.7 billion was primarily composed of cash and cash equivalents, consisting of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market funds backed by U.S. government securities and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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
The following table is a detailed summary of our investment portfolio as of December 31, 2022:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions (1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$—	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	1	—	—%
Available-for-sale investments issued by U.S. government agencies	N/A	1.5	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AAA (2)	1	49.6	2%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	140.0	5%
Cash, cash equivalents and interest-bearing investments at institutions rated A	15	1,551.1	58%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	—	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	4	424.8	16%
Asset-backed and other securities	N/A	1.5	—%
Investment portfolio held within the U.S.	28	2,168.5	81%
Cash held on-hand at owned retail locations	N/A	20.3	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	187.1	7%
Cash, cash equivalents and interest-bearing investments at institutions rated A	15	144.9	5%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	50	151.5	6%
Investment portfolio held outside the U.S.	72	503.8	19%
Total investment portfolio		$2,672.3	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
(2) Inclusive of deposits with FDIC-insured institutions and where such deposits are fully insured by the Federal Deposit Insurance Corporation.
At December 31, 2022, all but $1.5 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 81% of our total investment portfolio is invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents and partners through the money transfer, bill payment and money order settlement process. These receivables originate from independent agents and partners who collect funds from consumers who are transferring money or buying money orders and agents and partners who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents and partners typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents and partners on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents and partners as well as conducting credit surveillance on all agents and partners to monitor their financial health and the history of settlement activity with us. The Company's credit risk management function also maintains daily contact with agents and partners and performs a collection function. For the year ended December 31, 2022, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than 1%. As of December 31, 2022, we had credit exposure to our agents of $436.0 million in the aggregate spread across 6,378 agents, of which two owed us in excess of $15.0 million.
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
We also have credit exposure from our financial institution customers for business conducted by the FPP segment. Financial institutions collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2022, we had a credit exposure to our official check and money order financial institution customers of $379.0 million in the aggregate spread across 961 financial institutions, of which one owed us in excess of $15.0 million.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2022, the Company held $624.7 million, or 23%, of the investment portfolio in fixed rate investments, with a legal final maturity that is two years or less.
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
Our results are impacted by interest rate risk through our interest expense for borrowings under the New Credit Agreement. The New Credit Facilities permit base rate borrowings and LIBOR borrowings plus a spread above the base rate or LIBOR, as applicable. With respect to the Revolving Credit Facility, the spread for base rate borrowings will be either 3.25% per annum or 3.00% per annum depending upon the Company's total net leverage ratio (as defined in the Credit Agreement), and the spread for LIBOR borrowings will be either 4.25% or 4.00% per annum depending on the Company's total net leverage ratio. The interest rate spread applicable to loans under the Term Loan is 3.25% per annum for base rate loans and 4.50% per annum for LIBOR loans subject to a LIBOR floor of 0.50%. Accordingly, any increases in interest rates will adversely affect interest expense and declines in LIBOR may not result in lower interest expense. As of December 31, 2022, the Company had no borrowings under the Revolving Credit Facility.
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
The following table summarizes the changes to affected components of the Consolidated Statements of Operations under various ramp scenarios for the year ended December 31, 2022:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(17.7)	$(8.8)	$(4.4)	$4.4	$8.8	$17.7
Investment commissions expense	12.4	5.9	2.8	(2.8)	(5.9)	(12.4)
Interest expense	3.5	1.7	0.9	(0.9)	(1.7)	(3.5)
Change in pretax income	$(1.8)	$(1.2)	$(0.7)	$0.7	$1.2	$1.8
The following table summarizes the changes to affected components of the Consolidated Statements of Operations under various shock scenarios as of December 31, 2022:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(33.1)	$(16.1)	$(7.5)	$9.5	$18.1	$35.1
Investment commissions expense	23.7	11.4	5.2	(6.2)	(12.4)	(24.7)
Interest expense	6.9	3.5	1.7	(1.7)	(3.5)	(6.9)
Change in pretax income	$(2.5)	$(1.2)	$(0.6)	$1.6	$2.2	$3.5
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded within "Transaction and operations support" in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded within "Other assets" or "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The net effect of changes in non-U.S. dollar exchange rates and the related forward contracts for the year ended December 31, 2022 was a gain of $1.6 million.
Additional non-U.S. dollar risk is generated from fluctuations in the U.S. dollar value of future non-U.S. dollar-denominated earnings. In 2022, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net decrease to our operating income of $7.7 million.
In 2022, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20% from actual exchange rates for 2022, operating income would have increased or decreased approximately $17.8 million for the year, as applicable. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that non-U.S. dollar exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis cannot reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this 2022 Form 10-K starting on page F-1. See the Index to Financial Statements on page F-1.

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
As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is provided on page F-2 of this 2022 Form 10-K. The attestation report of the Company's independent registered public accounting firm, KPMG LLP, regarding the Company's internal control over financial reporting is provided on page F-3 of this 2022 Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers called for by this Item is contained in Part I, Item 1 of this 2022 Form 10-K under the caption Executive Officers of the Registrant. The remaining information required by this Item 10 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K to be filed with the SEC.
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, and our directors are subject to our Code of Conduct. Our Code of Conduct is posted on our website at ir.moneygram.com in the Corporate Governance section, and we will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on such website. The information on our website is not part of this 2022 Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information regarding beneficial ownership required by this Item 12 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K. The information with respect to securities authorized for issuance under our equity compensation plans required by this Item 12 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from an amendment to the Company's Annual Report on Form 10-K.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the "Index to Financial Statements" are filed as part of this 2022 Form 10-K.
(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the "Index to Financial Statements."
(3)	Exhibits are filed with this 2022 Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.
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

3.7
Amendment to the Amended and Restated Bylaws of MoneyGram International, Inc., dated March 2, 2016 (Incorporated by reference from Exhibit 3.6 to Registrant's Annual Report on Form 10-K filed on March 2, 2016).

4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant's Form 10 filed on June 14, 2004).
4.2
Description of the Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on February 25, 2022).

4.3
Tax Preservation Plan, dated as of July 28, 2020, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 28, 2020).

4.4
Amendment No. 1 to the Tax Benefits Preservation Plan, dated as of June 3, 2021, by and between MoneyGram International, Inc. and Equiniti Trust Company, as Rights Agent (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

4.5
Indenture, dated as of July 21, 2021, by and among MoneyGram International, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on July 26, 2021).

4.6
Form of 5.375% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference herein from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2021).

Exhibit Number	Description
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

10.5*†	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 16, 2023.
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

10.10†
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q filed on May 12, 2008).

10.11†
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant's Current Report on Form 8-K filed February 23, 2011).

10.12†
MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as amended and restated on May 6, 2020 (Incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 filed on June 15, 2020).

10.13+
Amended and Restated Master Trust Agreement dated January 29, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 1, 2016).

10.14+
Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed October 31, 2016).

10.15+
Amendment No. 2 to Amended and Restated Master Trust Agreement, dated October 25, 2016 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.75 to Registrant's Annual Report on Form 10-K filed March 16, 2017)

10.16
Amendment No. 4 to Amended and Restated Master Trust Agreement, dated January 25, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.17
Amendment No. 5 to Amended and Restated Master Trust Agreement, dated January 1, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.18
Amendment No. 6 to Amended and Restated Master Trust Agreement, dated February 20, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.19
Amendment No. 1 to the Co-Branded MTaaS Website Addendum to the Amended and Restated Master Trust Agreement, dated February 22, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q filed May 5, 2017)

10.20
Amendment No. 7 to Amended and Restated Master Trust Agreement, dated July 28, 2017 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 2, 2017)

Exhibit Number	Description
10.21***
Amendment No. 11 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 6, 2019)

10.22***
Amendment No. 13 to the Amended and Restated Master Trust Agreement by and between MoneyGram Payment Systems, Inc. and Walmart Inc., effective September 25, 2020 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report filed on October 30, 2020).

10.23*†	Non-Employee Director Compensation Arrangements, effective February 16, 2023.
10.24†
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.25†
Amended and Restated Employment Agreement, dated March 2, 2018, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 5, 2018).

10.26	Form of Amended and Restated Severance Agreement (Incorporated by reference from Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed on August 2, 2019).
10.27
Credit Agreement, dated as of July 21, 2021, by and between MoneyGram International, Inc., as borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2021).

10.28
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

10.29†
Form of Executive Officer Performance-Based Cash Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2021).

10.30†
Form of Executive Officer Time-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q on Form 10-Q filed with the Commission on May 7, 2021 ).

10.31†
Form of Executive Officer Performance-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive as of May 6, 2020 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2021).

10.32†	Non-Employee Director Deferred Compensation Plan, effective October 1, 2021 (Incorporated by reference from Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed on February 25, 2022).
10.33*	Form of Executive Officer 2023 Performance-Based Cash Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020.
10.34*	Form of Executive Officer 2023 Time-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020.
10.35*	Form of Executive Officer 2023 Performance-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive as of May 6, 2020.
10.36*	Form of Chief Executive Officer 2023 Performance-Based Cash Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020.
10.37*
Form of Chief Executive Officer 2023 Performance-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020.

10.38*	Form of Chief Executive Officer 2023 Time-Based Restricted Stock Unit Award Agreement under the MoneyGram International, Inc. Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020.
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP
24*	Power of Attorney
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer

Exhibit Number	Description
101*
The following materials from MoneyGram's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

MoneyGram International, Inc.
(Registrant)

Date:	February 24, 2023	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
W. Alexander Holmes

/s/ Brian Johnson	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Brian Johnson

/s/ Christopher Russell	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Christopher Russell

Directors

Antonio O. Garza	Alka Gupta
Francisco Lorca	Michael P. Rafferty
Julie E. Silcock	W. Bruce Turner
Peggy Vaughan

By:	/s/ Robert L. Villaseñor	February 24, 2023
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
Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2022.
The Company's independent registered public accounting firm, KPMG LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2022. Their attestation report regarding the Company's internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

Index to the Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MoneyGram International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
MoneyGram International, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Money transfer and bill payment revenue
As discussed in Note 2 and 17 to the consolidated financial statements, the Company derives approximately 91% of its revenue from providing money transfer and bill payment services. These services are provided through third-party agents, limited Company-operated retail locations, and digital solutions such as moneygram.com, mobile solutions, account deposit, and kiosk-based services.
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
Dallas, Texas
February 24, 2023

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,
(Amounts in millions, except share data)	2022	2021
ASSETS
Cash and cash equivalents	$172.1	$155.2
Settlement assets	3,607.2	3,591.4
Property and equipment, net	134.5	133.9
Goodwill	442.2	442.2
Right-of-use assets	42.5	52.6
Other assets	106.7	101.2
Total assets	$4,505.2	$4,476.5
LIABILITIES
Payment service obligations	$3,607.2	$3,591.4
Debt, net	785.4	786.7
Pension and other postretirement benefits	53.3	67.1
Lease liabilities	45.4	56.3
Accounts payable and other liabilities	159.7	160.0
Total liabilities	4,651.0	4,661.5
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 98,964,065 and 92,305,011 shares issued, 96,626,432 and 90,725,982 shares outstanding at December 31, 2022 and December 31, 2021, respectively	1.0	0.9
Additional paid-in capital	1,415.3	1,400.3
Retained loss	(1,479.2)	(1,513.4)
Accumulated other comprehensive loss	(64.9)	(62.8)
Treasury stock: 2,337,633 and 1,579,029 shares at December 31, 2022 and December 31, 2021, respectively	(18.0)	(10.0)
Total stockholders' deficit	(145.8)	(185.0)
Total liabilities and stockholders' deficit	$4,505.2	$4,476.5
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions, except share data)	2022	2021	2020
REVENUE
Fee and other revenue	$1,272.2	$1,275.8	$1,197.2
Investment revenue	37.9	7.8	20.0
Total revenue	1,310.1	1,283.6	1,217.2
COST OF REVENUE
Commissions and other fee expense	610.7	622.7	603.6
Investment commissions expense	21.9	0.9	3.6
Direct transaction expense	57.6	60.5	45.8
Total cost of revenue	690.2	684.1	653.0
GROSS PROFIT	619.9	599.5	564.2
OPERATING EXPENSES
Compensation and benefits	228.0	227.8	223.8
Transaction and operations support (1)	187.2	179.1	111.6
Occupancy, equipment and supplies	59.8	61.9	61.4
Depreciation and amortization	51.7	57.0	64.4
Total operating expenses	526.7	525.8	461.2
OPERATING INCOME	93.2	73.7	103.0
Other expenses
Interest expense	49.4	69.5	92.4
Loss on early extinguishment of debt	—	44.1	—
Other non-operating expense	4.0	3.7	4.5
Total other expenses	53.4	117.3	96.9
Income (loss) before income taxes	39.8	(43.6)	6.1
Income tax expense (benefit)	5.6	(5.7)	14.0
NET INCOME (LOSS)	$34.2	$(37.9)	$(7.9)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.35	$(0.42)	$(0.10)
Diluted	$0.34	$(0.42)	$(0.10)

Weighted-average outstanding common shares and equivalents used in computing loss per share
Basic	96.4	89.7	77.8
Diluted	100.1	89.7	77.8
(1) 2020 includes $50.2 million of related party market development fees.
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2022	2021	2020
NET INCOME (LOSS)	$34.2	$(37.9)	$(7.9)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gain (loss) on available-for-sale securities arising during the period net of tax (expense) benefits of $(0.2), $(0.1) and $0.1 for the years ended December 31, 2022, 2021 and 2020, respectively	0.7	0.3	(0.4)
Net change in pension liability due to amortization of prior service cost and net actuarial loss, net of tax benefit of $0.5, $0.6 and $0.5 for the years ended December 31, 2022, 2021 and 2020, respectively	1.8	1.9	1.7
Pension settlement gain, net of tax benefit of $0.1 for the year ended December 31, 2022	(0.4)	—	—
Valuation adjustment for pension and postretirement benefits, net of tax expense (benefit) of $1.7, $0.4 and $(1.0) for the years ended December 31, 2022, 2021 and 2020, respectively	5.6	1.4	(3.4)
Unrealized non-U.S. dollar translation adjustments, net of tax (benefit) expense of $0.0, $0.0 and $0.2 for the years ended December 31, 2022, 2021 and 2020, respectively	(9.8)	(8.0)	7.2
Other comprehensive (loss) income	(2.1)	(4.4)	5.1
COMPREHENSIVE INCOME (LOSS)	$32.1	$(42.3)	$(2.8)
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34.2	$(37.9)	$(7.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.7	57.0	64.4
Signing bonus amortization	50.1	56.4	54.5
Change in right-of-use assets	10.1	12.6	9.9
Deferred income tax expense (benefit)	1.2	(8.8)	9.1
Amortization of debt discount and debt issuance costs	2.7	7.5	11.7
Loss on early extinguishment of debt	—	44.1	—
Non-cash compensation and pension expense	18.0	11.1	11.1
Signing bonus payments	(36.9)	(36.0)	(58.7)
Change in other assets	(27.4)	(11.5)	(10.9)
Change in lease liabilities	(10.9)	(13.7)	(15.3)
Change in accounts payable and other liabilities	(7.1)	(43.9)	29.3
Other non-cash items, net	—	0.2	(0.4)
Net cash provided by operating activities	85.7	37.1	96.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(53.8)	(41.4)	(40.8)
Proceeds from available-for-sale investments	0.6	0.8	0.7
Purchases of interest-bearing investments	(956.4)	(768.0)	(541.6)
Proceeds from interest-bearing investments	951.0	766.6	537.1
Purchase of equity investments	(4.0)	(5.0)	—
Sale of equity investments	—	2.5	—
Net cash used in investing activities	(62.6)	(44.5)	(44.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(6.6)	—
Proceeds from issuance of debt	—	807.8	—
Principal payments on debt	(4.0)	(905.9)	(6.5)
Prepayment call premium	—	(16.5)	—
Proceeds from revolving credit facility	—	—	23.0
Payments on revolving credit facility	—	—	(23.0)
Change in receivables, net	(406.6)	124.6	(109.5)
Change in payment service obligations	15.8	(111.5)	465.9
Net proceeds from stock issuance	—	97.1	—
Stock repurchases	—	(6.2)	—
Payments to tax authorities for stock-based compensation	(8.0)	(3.8)	(0.7)
Net cash (used in) provided by financing activities	(402.8)	(21.0)	349.2
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(379.7)	(28.4)	401.4
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	2,050.9	2,079.3	1,677.9
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of year	$1,671.2	$2,050.9	$2,079.3
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
Supplemental disclosures to the Consolidated Statements of Cash Flows are presented below:

FOR THE YEARS ENDED DECEMBER 31,
(Amounts in millions)	2022	2021	2020
Cash payments for interest	$47.5	$51.8	$77.5
Cash payments (refunds) for taxes, net	$13.7	$5.7	$(1.8)
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of December 31:

(Amounts in millions)	2022	2021
Cash and cash equivalents	$172.1	$155.2
Settlement cash and cash equivalents	1,499.1	1,895.7
Cash and cash equivalents and settlement cash and cash equivalents	$1,671.2	$2,050.9
See Notes to the Consolidated Financial Statements

Index to the Financial Statements
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2020	$183.9	$0.7	$1,116.9	$(1,460.1)	$(63.5)	$(18.3)	$(240.4)
Net loss	—	—	—	(7.9)	—	—	(7.9)
Stock-based compensation activity	—	—	6.6	(7.3)	—	6.9	6.2
Preferred stock - series D conversion	(183.9)	—	172.5	—	—	11.4	—
Other comprehensive income	—	—	—	—	5.1	—	5.1
December 31, 2020	—	0.7	1,296.0	(1,475.3)	(58.4)	—	(237.0)
Net loss	—	—	—	(37.9)	—	—	(37.9)
Stock-based compensation activity	—	—	7.3	(0.2)	—	(3.8)	3.3
Exercise of Ripple Warrants	—	0.1	(0.1)	—	—	—	—
ATM Equity Offering	—	0.1	97.1	—	—	—	97.2
Stock repurchases	—	—	—	—	—	(6.2)	(6.2)
Other comprehensive loss	—	—	—	—	(4.4)	—	(4.4)
December 31, 2021	—	0.9	1,400.3	(1,513.4)	(62.8)	(10.0)	(185.0)
Net income	—	—	—	34.2	—	—	34.2
Stock-based compensation activity	—	—	15.0	—	—	(8.1)	6.9
Exercise of Lender Warrants	—	0.1	—	—	—	0.1	0.2
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
December 31, 2022	$—	$1.0	$1,415.3	$(1,479.2)	$(64.9)	$(18.0)	$(145.8)
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
There were no other material impacts to our Consolidated Financial Statements as of and for the year ended December 31, 2022, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in the future.
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
Merger Update — On February 14, 2022, we entered into a Merger Agreement by and among the Company, Parent and an affiliate of MDP, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company. Following the Merger, the Company will become a subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock will be automatically canceled and converted into the right to receive $11.00 in cash.
On May 23, 2022, the Company held a virtual-only special meeting of stockholders related to the Merger Agreement and stockholders approved and adopted the Merger Agreement.
To date, money transmission regulators in all applicable U.S. states and territories have provided their approval or non-objection of the transaction. In addition, the parties have obtained all but one approval from international money transmission regulators and have received approval from the Financial Conduct Authority ("FCA") in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license. While, the waiting period under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976 had previously expired, the parties recently refiled the application as the existing approval was set to expire. The new HSR waiting period is set to expire on March 13, 2023.
The final regulatory approval is to be issued by the Reserve Bank of India (“RBI”). The RBI is the issuer of MoneyGram’s Money Transfer Service Scheme ("MTSS") license in India. Since the Company and MDP signed the Merger Agreement, the RBI issued a new Circular covering approval requirements related to Payment System Operators ("PSO") such as the Company. The Merger will be one of the first PSOs undergoing a sale since the Circular was issued. As a result, the process has been taking longer than originally anticipated. MoneyGram has been in active dialogue with the RBI and the Central Government of India regarding its review of the Merger.
Prior to closing, the parties will engage in a financing marketing period which, pursuant to the merger agreement, may last for as long as fifteen consecutive business days. Closing would occur within a matter of days after completing the marketing period.
The parties have agreed to extend the end date beyond February 14, 2023, in accordance with the Merger Agreement, to May 14, 2023. In light of the timing and factors discussed above, the parties now expect to close the Merger either late in the first quarter or early in the second quarter of 2023.

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

The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Beginning balance	$6.7	$9.5	$4.6
Provision	13.3	11.1	14.3
Write-offs, net of recoveries	(13.9)	(13.9)	(9.4)
Ending balance	$6.1	$6.7	$9.5
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
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Intangible assets with indefinite lives are not amortized. Intangible assets that are not amortized are evaluated for impairment on a quarterly basis. As of December 31, 2022 and 2021, the Company had no indefinite-lived intangible assets. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.
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
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders' deficit. See Note 11 — Stockholders' Deficit for additional disclosure.
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
Revenue Recognition — The Company earns revenues from consideration specified in contracts with customers and recognizes revenue when it satisfies its performance obligations by transferring control over its services and products to customers. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities. The following is a description of the principal activities, separated by reporting segments, from which the Company generates revenues. For more information about the Company's reporting segments, see Note 16 — Segment Information. For tabular revenue disclosures see Note 17 — Revenue Recognition.
GFT Segment:
Money transfer fee revenue — The Company earns money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different "send" and "receive" currencies. Fees are collected from consumers at the time of transaction. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally a fixed fee or is based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store or via our online platform, typically only the receiving agent earns a commission. Each money transfer is considered a separate agreement between the Company and the consumer and includes only one performance obligation that is satisfied at a point in time, which is when the funds are made available for pick up. Money transfer funds are typically available for pick up within 24 hours of being sent. The consumer is in control of the service, as the consumer picks the "send" and "receive" locations as well as the transaction currency. Normally, the Company provides fee refunds to consumers only if the transaction is canceled within 30 minutes of initiating the transfer and the transfer amount has not been picked up by the Receiver. As such, fee refunds are accounted for within the same period as the origination of the transaction and no liability for the amount of expected returns is recorded on the Consolidated Balance Sheets. The Company recognizes revenues on a gross basis for money transfer services as the Company is considered the principal in these transactions. Under our loyalty programs for money transfer services, consumers earn rewards based on transaction frequency. In 2018, the Company introduced the MoneyGram Plus Rewards program, which allows members to earn discounts on future transactions. The MoneyGram Plus Rewards program activity for the years ended December 31, 2022 and 2021 was insignificant to the Company's results of operations.
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
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. Marketing and advertising expense was $39.4 million, $27.7 million and $16.2 million for 2022, 2021 and 2020, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed using the straight-line method over their vesting or service periods. For grants to employees, expense, net of estimated forfeitures, is recognized in the "Compensation and benefits" line and expense for grants to non-employee directors is recorded in the "Transaction and operations support" line in the Consolidated Statements of Operations. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 12 — Stock-Based Compensation for additional disclosure of the Company's stock-based compensation.
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
Recently Adopted Accounting Standards — In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, warrants for instance, that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 did not have a material impact on our Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide, if certain criteria are met, optional expedients and exceptions for applying the U.S. GAAP requirements for contract modifications, hedging relationships and sales or transfers of debt securities that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform through December 31, 2022. The adoption of this ASU is optional and the election can be made anytime during the effective period. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Standards and Related Developments Not Yet Adopted — In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This ASU also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not believe the adoption of ASU 2020-06 will have a material impact on our Consolidated Financial Statements.
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
•ASU 2022-02 (Issued March 2022) — Financial Instruments - Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures
ASU 2019-10 changed the effective date of ASU 2016-13 for public business entities that meet the definition of a U.S. Securities and Exchange Commission ("SEC") filer but that are eligible to be a smaller reporting company to fiscal years beginning after December 15, 2022. As of November 15, 2019, which is the determination date for ASU 2016-13, MoneyGram was a smaller reporting company and, as such, has elected to adopt the amendments in these standards in 2023. We do not believe the adoption of these ASUs will have a material impact on our Consolidated Financial Statements.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.

Note 3 — Settlement Assets and Payment Service Obligations

The Company's primary licensed entities are MoneyGram Payment Systems, Inc. ("MPSI"), MoneyGram International SA and MoneyGram International Limited, which enable us to offer our money transfer service in the European Economic Area as well as around the globe. MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating bearing one of the three highest grades as defined by a nationally recognized rating agency ("permissible investments") in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPE. The regulatory payment service obligations measure varies by state but in all cases is substantially lower than the Company's payment service obligations as disclosed on the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations primarily resulting from outstanding cashier's checks.
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
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third-party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2022.
The following table summarizes the amount of settlement assets and payment service obligations as of December 31:

(Amounts in millions)	2022	2021
Settlement assets:
Settlement cash and cash equivalents	$1,499.1	$1,895.7
Receivables, net	1,107.0	700.4
Interest-bearing investments	998.1	992.3
Available-for-sale investments	3.0	3.0
	$3,607.2	$3,591.4
Payment service obligations	$(3,607.2)	$(3,591.4)

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

There were no transfers between Level 1 and Level 2, or transfers into or out of level 3 of the fair value hierarchy. The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$1.5	$—	$1.5
Asset-backed and other securities	—	1.5	1.5
Forward contracts	5.2	—	5.2
Total financial assets	$6.7	$1.5	$8.2
Financial liabilities:
Forward contracts	$3.3	$—	$3.3

December 31, 2021
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$2.3	$—	$2.3
Asset-backed and other securities	—	0.7	0.7
Forward contracts	0.1	—	0.1
Total financial assets	$2.4	$0.7	$3.1
Financial liabilities:
Forward contracts	$0.2	$—	$0.2
The following table provides a roll-forward of the asset-backed and other securities classified as Level 3, which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Beginning balance	$0.7	$0.5	$0.9
Change in unrealized gains (losses)	0.8	0.2	(0.4)
Ending balance	$1.5	$0.7	$0.5
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
The following table provides the carrying value and fair value for the credit facilities and the senior secured notes as of December 31:

(Amounts in millions)	2022		2021
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$380.0	$378.6	$384.0	$383.5
Senior Secured Notes	$415.0	$420.2	$415.0	$421.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of December 31, 2022 and 2021.
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

Note 5 — Investment Portfolio

The Company's portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2022	2021
Cash and cash equivalents and settlement cash and cash equivalents	$1,671.2	$2,050.9
Interest-bearing investments	998.1	992.3
Available-for-sale investments	3.0	3.0
Total investment portfolio	$2,672.3	$3,046.2
Cash and Cash Equivalents and settlement cash and cash equivalents — Cash and cash equivalents and settlement cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities. The Company's money market securities are invested in one fund, which is AAA rated and consists of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months and are issued from financial institutions rated A- or better as of December 31, 2022.
Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and asset-backed and other securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Residential mortgage-backed securities	$1.5	$—	$—	$1.5
Asset-backed and other securities	—	1.5	—	1.5
Total	$1.5	$1.5	$—	$3.0

December 31, 2021
Residential mortgage-backed securities	$2.1	$0.2	$—	$2.3
Asset-backed and other securities	—	0.7	—	0.7
Total	$2.1	$0.9	$—	$3.0
As of December 31, 2022 and 2021, 50% and 77%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the years ended December 31, 2022, 2021 and 2020, the Company had no realized gains and losses.
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

	2022			2021
(Dollar amounts in millions)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	9	$1.5	50%	9	$2.3	78%
Below investment grade	33	1.5	50%	33	0.7	22%
Total	42	$3.0	100%	42	$3.0	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications as of December 31, 2022 and 2021.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and asset-backed and other securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2022 and 2021, 89% and 93% used a third-party pricing service and 11% and 7% used broker quotes, respectively.

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
The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Consolidated Statements of Operations and in the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows:

(Amounts in millions)	2022	2021	2020
Net realized non-U.S. dollar (loss) gain	$(38.2)	$(20.4)	$26.6
Net gain (loss) from the related forward contracts	39.8	18.4	(11.9)
Net gain (loss) from the related forward contracts	$1.6	$(2.0)	$14.7

As of December 31, 2022 and 2021, the Company had $816.0 million and $698.7 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of December 31, 2022 and 2021, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets on a net basis, allowing for the right of offset by counterparty and cash collateral:

(Amounts in millions)	Gross Amount of Recognized Assets		Gross Amount of Offset		Cash Collateral Posted		Net Amount of Assets Presented on the Consolidated Balance Sheets
Balance Sheet Location	2022	2021	2022	2021	2022	2021	2022	2021
"Other assets"	$1.8	$0.4	$(1.6)	$(0.3)	$5.0	$—	$5.2	$0.1

(Amounts in millions)	Gross Amount of Recognized Liabilities		Gross Amount of Offset		Cash Collateral Received		Net Amount of Liabilities Presented on the Consolidated Balance Sheets
Balance Sheet Location	2022	2021	2022	2021	2022	2021	2022	2021
"Accounts payable and other liabilities"	$4.9	$0.6	$(1.6)	$(0.4)	$—	$—	$3.3	$0.2
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

Note 7 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2022	2021
Computer hardware and software	$476.2	$529.9
Signage	41.6	50.6
Equipment at agent locations	47.9	50.2
Office furniture and equipment	11.6	19.5
Leasehold improvements	21.1	22.1
Total property and equipment	598.4	672.3
Accumulated depreciation and amortization	(463.9)	(538.4)
Total property and equipment, net	$134.5	$133.9
Depreciation and amortization expense for property and equipment for 2022, 2021 and 2020 was $51.3 million, $56.4 million and $63.9 million, respectively. No impairments of property and equipment were recorded during 2022, 2021 and 2020.
At December 31, 2022 and 2021, the Company had $0.3 million and $1.7 million, respectively, in accrued purchases of property and equipment included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets.
During 2022, 2021 and 2020 the Company had nominal losses related to disposals of its property and equipment. The loss was recorded within "Occupancy, equipment and supplies" in the Consolidated Statements of Operations.

For the years ended December 31, 2022 and 2021, software development costs of $45.2 million and $35.0 million, respectively, were capitalized. At December 31, 2022 and 2021, there were $113.6 million and $104.3 million, respectively, of unamortized software development costs included in property and equipment.
For the years ended December 31, 2022 and 2021, the Company had $5.8 million and $1.0 million, respectively, in net capitalized implementation costs related to hosting arrangements that are service contracts. These costs are recorded within "Other assets" on the Consolidated Balance Sheets and the related amortization is recorded in the same line item in the Consolidated Statements of Operations as other fees associated with the service arrangements.

Note 8 — Goodwill and Intangible Assets

Goodwill — The Company's goodwill balance was $442.2 million as of December 31, 2022 and 2021, and all relates to the GFT segment. During the fourth quarter of 2022 and 2021, the Company performed a qualitative assessment of goodwill and a quantitative impairment test during the fourth quarter of 2020. No impairments of goodwill were recorded in 2022, 2021 and 2020.
Intangibles — All of the Company's intangible assets are included within "Other assets" on the Consolidated Balance Sheets. The following table is a summary of finite-lived intangible assets as of December 31:

	2022			2021
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$3.5	$(3.5)	$—	$4.1	$(3.7)	$0.4
Developed technology	—	—	—	0.6	(0.6)	—
Total finite-intangible assets	$3.5	$(3.5)	$—	$4.7	$(4.3)	$0.4
Intangible asset amortization expense for 2022, 2021 and 2020 was $0.4 million, $0.6 million and $0.5 million, respectively. There is no future intangible asset amortization expense.

Note 9 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	2022	2021
8.57% Term Loan due 2026	$380.0	$384.0
5.375% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	795.0	799.0
Unamortized debt issuance costs and debt discounts	(9.6)	(12.3)
Total debt, net	$785.4	$786.7
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the "New Credit Agreement") with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the "Senior Secured Notes" or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the "Term Loan") and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility") and together with the Term Loan, the "New Credit Facilities") up to an initial aggregate principal amount of $32.5 million which was increased to $40.0 million in December 2021. The interest rate spread applicable to loans under the Term Loan is 3.50% per annum for base rate loans and 4.50% for LIBOR rate loans. For purposes of the Term Loan, the LIBOR rate is subject to a 0.50% per annum floor and for purposes of the Revolving Credit Facility the LIBOR rate is subject to a 0.0% floor. As of December 31, 2022 and 2021, LIBOR rate was 4.07% and 0.50%, and interest rate was 8.57% and 5.00%, respectively, for the Term Loan. As of December 31, 2022, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility. The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.

Prepayment — On June 28, 2021, the Company prepaid $100.0 million of principal balance under its Second Lien Credit Agreement utilizing the proceeds under the ATM Program plus cash on hand as defined and further discussed in Note 11 — Stockholders' Deficit. On July 21, 2021, the proceeds from the notes offering, together with borrowings under the Term Loan, were used to prepay the full amount of outstanding indebtedness under the Prior Credit Facilities, as defined below and to pay related accrued interest, fees and expenses. Simultaneous with the prepayment, the Prior Credit Facilities were terminated. In the fourth quarter of 2021, the Company prepaid a total of $16.0 million of principal balance under its New Credit Agreement.
During the year ended December 31, 2021, the Company recorded a loss on early extinguishment of debt of $44.1 million which included $16.5 million of prepayment call premium and $27.6 million associated with the write-off of debt issuance costs and debt discounts. The Company also paid accrued interest of $7.0 million.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. As of December 31, 2022, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.742 to 1.000, our total net leverage ratio was 3.137 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $172.1 million. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —For the Term Loan and the Notes, the Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness and amortizes these costs over the term of the related debt liability using the effective interest method. For the Revolving Credit Facility, the Company presents debt issuance costs within "Other assets" on its Consolidated Balance Sheets and amortizes these costs ratably over the term of the Revolving Credit Facility. Amortization of debt issuance costs is recorded within "Interest expense" on the Consolidated Statements of Operations.
There were no unamortized costs associated with the Revolving Credit Facility as of December 31, 2022 and 2021.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded within "Interest expense."
Maturities — At December 31, 2022, debt totaling $781.0 million will mature in July 2026, with debt principal totaling $14.0 million will be paid quarterly in increments of $1.0 million through the maturity date. Any borrowings under the Revolving Credit Facility will mature in July 2025.

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
Supplemental Executive Retirement Plans — The Company has obligations under various legacy SERPs, which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2022, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company's policy to fund the SERPs as benefits are paid.
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

Actuarial Valuation Assumptions — The measurement date for the Company's Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net periodic benefit expense (income):
Discount rate for benefit obligation	2.86%	2.51%	3.23%	2.81%	2.41%	3.18%	2.95%	2.64%	3.33%
Discount rate for interest cost	2.33%	1.86%	2.83%	2.16%	1.62%	2.70%	2.22%	1.74%	2.77%
Expected return on plan assets	2.76%	1.80%	2.07%	—	—	—	—	—	—
Cash balance interest crediting rate	1.92%	1.36%	1.73%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.38%	6.46%	6.79%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.64%	7.08%	7.51%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65, respectively	—	—	—	—	—	—	2030	2028	2025
Benefit obligation:
Discount rate	5.17%	2.86%	2.51%	5.15%	2.81%	2.41%	5.22%	2.95%	2.64%
Cash balance interest crediting rate	3.13%	1.92%	1.36%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Medical trend rate:
Pre-65 initial healthcare cost trend rate	—	—	—	—	—	—	6.87%	6.38%	6.46%
Post-65 initial healthcare cost trend rate	—	—	—	—	—	—	7.26%	6.64%	7.08%
Pre and post-65 ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached for pre/post-65	—	—	—	—	—	—	2031	2030	2028
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
As of December 31, 2022, the Pension assets consisted of approximately 6% in equity securities, 81% in fixed income and 13% in real estate.
The Company records its Pension Plan's assets at fair value as described in Note 4 — Fair Value Measurement. The following is a description of the Pension Plan's investments at fair value and valuation methodologies:
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
The following table is a summary of the Pension Plan's financial assets recorded at fair value, by hierarchy level:

(Amounts in millions)	Level 3	Total
December 31, 2022
Real estate	$4.5	$4.5
Total investments in the fair value hierarchy	4.5	4.5
Investments measured at net asset value (1)		30.9
Total financial assets		$35.4

December 31, 2021
Real estate	$4.2	$4.2
Total investments in the fair value hierarchy	4.2	4.2
Investments measured at net asset value (1)		41.1
Total financial assets		$45.3
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

The Company does not have participant redemption restrictions for its common/collective trust investments. The following table sets forth additional disclosures for the Pension Plan assets fair value estimated using net asset value per share:

(Amounts in millions)	Fair Value	Redemptions Frequency (if currently eligible)	Redemption Notice Period
December 31, 2022
Money market fund	$0.9	Daily	Same day
Multi-asset credit fund	0.4	Monthly	10 Days
Equity and fixed income securities	29.6	Daily	15 Days
Investments measured at net asset value	$30.9

December 31, 2021
Money market fund	$0.9	N/A	N/A
Multi-asset credit fund	0.8	Monthly	10 Days
Equity and fixed income securities	39.4	Daily	15 Days
Investments measured at net asset value	$41.1
Plan Financial Information — Net periodic benefit expense for the Pension includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2022	2021	2020	2022	2021	2020
Interest cost	$2.4	$2.0	$3.1	$—	$—	$—
Expected return on plan assets	(1.2)	(0.7)	(0.8)	0.1	—	—
Amortization of net actuarial loss	2.3	2.4	2.0	—	0.1	0.1
Settlement gain	(0.5)	—	—	—	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Net periodic benefit expense	$3.0	$3.7	$4.4	$0.1	$0.1	$0.1
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

The following tables are a summary of the amounts recognized in other comprehensive income (loss) and net periodic benefit expense for the years ended December 31:

(Amounts in millions)	Pension	Postretirement Benefits
2022
Net actuarial gain	$(7.3)	$—
Amortization of net actuarial loss	(2.3)	—
Settlement gain	0.5	—
Total recognized in other comprehensive loss	(9.1)	—
Total recognized in net periodic benefit expense	3.0	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$(6.1)	$0.1
2021
Net actuarial gain	$(1.8)	$—
Amortization of net actuarial loss	(2.4)	(0.1)
Total recognized in other comprehensive loss	(4.2)	(0.1)
Total recognized in net periodic benefit expense	3.7	0.1
Total recognized in other comprehensive loss and net periodic benefit expense	$(0.5)	$—
2020
Net actuarial loss (gain)	4.5	(0.1)
Amortization of net actuarial loss	(2.0)	(0.1)
Amortization of prior service cost	(0.1)	—
Total recognized in other comprehensive income	2.4	(0.2)
Total recognized in net periodic benefit expense	4.4	0.1
Total recognized in other comprehensive income and net periodic benefit expense	$6.8	$(0.1)
The following table is a summary of the unfunded status of the Pension and Postretirement Benefits, which is recorded within "Pension and other postretirement benefits" on the Consolidated Balance Sheets and changes to the benefit obligation and plan assets as of and for the years ended December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at the beginning of the year	$111.9	$120.1	$0.6	$0.6	$112.5	$120.7
Interest cost	2.4	2.0	—	—	2.4	2.0
Actuarial (gain) loss	(18.6)	(2.6)	0.1	—	(18.5)	(2.6)
Benefits paid	(7.3)	(7.6)	(0.2)	—	(7.5)	(7.6)
Benefit obligation at the end of the year	88.4	111.9	0.5	0.6	88.9	112.5

Change in plan assets:
Fair value of plan assets at the beginning of the year	45.4	46.2	—	—	45.4	46.2
Actual return on plan assets	(10.0)	(0.1)	—	—	(10.0)	(0.1)
Employer contributions	7.5	6.9	0.2	—	7.7	6.9
Benefits paid	(7.3)	(7.6)	(0.2)	—	(7.5)	(7.6)
Fair value of plan assets at the end of the year	35.6	45.4	—	—	35.6	45.4
Unfunded status at the end of the year	$52.8	$66.5	$0.5	$0.6	$53.3	$67.1

In 2022, the net actuarial gain of $18.6 million affecting the benefit obligation of the Pension was due to the increase in discount rate. Net actuarial loss affecting the benefit obligation of the Postretirement Benefits was $0.1 million.
In 2021, the net actuarial gain of $2.6 million affecting the benefit obligation of the Pension was due to the increase in discount rate and no material net actuarial gain or loss affecting the benefit obligation of the Postretirement Benefits.
In October 2022, the Retirement Plans Experience Committee ("RPEC") of the Society of Actuaries ("SOA") issued a mortality improvement update. The Company adopted the mortality projection scales on its measurement date, which decreased the Pension Plan benefit obligation. The unfunded status of the Pension Plan was $3.1 million and $3.3 million at December 31, 2022 and 2021, respectively, and the unfunded status of the SERPs was $49.7 million and $63.2 million at December 31, 2022 and 2021, respectively.
The following table summarizes the components recognized in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$28.1	$35.2	$0.3	$0.2	$28.4	$35.4
The following table summarizes the accumulated benefit obligation for the Pension and Postretirement Benefits fair value of plan assets as of December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2022	2021	2022	2021
Accumulated benefit obligation	$88.4	$111.9	$0.5	$—
Fair value of plan assets	$35.6	$45.4	$—	$—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2023	2024	2025	2026	2027	2028-2032
Pension	$8.4	$7.2	$7.2	$7.2	$7.1	$32.1
Postretirement benefits	—	—	—	—	—	0.1
The Company has no minimum required contribution for the Pension Plan in 2023. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $5.5 million in 2023.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.8 million, $4.4 million and $3.7 million in 2022, 2021 and 2020, respectively.
International Benefit Plans — The Company's international subsidiaries have certain defined contribution plans. Contributions to, and costs related to, international plans were $1.5 million, $1.9 million and $2.0 million for 2022, 2021 and 2020, respectively.

Note 11 — Stockholders' Deficit

Common Stock — The Company's Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company's financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company's ability to declare or pay dividends or distributions to the holders of the Company's common stock is restricted under the Company's New Credit Agreement. No dividends were paid in 2022, 2021 or 2020. On June 7, 2021, MoneyGram announced its ATM Program which provided for the offer and sale, from time to time, of shares of its common stock having an aggregate sales price of up to $100.0 million. On June 18, 2021,

MoneyGram completed the ATM Program by selling $99.8 million, or 10.4 million shares, at an average price per share of $9.56, resulting in total net proceeds to the Company of 97.2 million.
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
Treasury Stock — The Board of Directors has authorized the repurchase of shares up to $50.0 million in the aggregate. As of December 31, 2022, the Company repurchased 1,023,209 shares or $6.1 million in common stock.
Series D Participating Convertible Preferred Stock (the "D Stock") — In 2011, the Company issued 71,282 shares out of 200,000 authorized shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock. In 2020, Goldman Sachs converted all of its 71,282 shares of D Stock into 8,910,234 shares of common stock with a par value of $0.01 per share.
The following table is a summary of the Company's authorized, issued and outstanding stock as of December 31, 2022:

	Common Stock
	Authorized	Issued	Outstanding	Treasury Stock
January 1, 2020	162,500,000	65,061,090	62,731,184	2,329,906
Release for restricted stock units	—	56,358	876,121	819,763
Preferred stock - series D conversion	—	7,413,322	8,910,234	1,496,912
December 31, 2020	162,500,000	72,530,770	72,517,539	13,231
ATM equity offering	—	10,441,111	10,441,111	—
Exercise of Ripple Warrants	—	5,948,895	5,948,895	—
Release for restricted stock units	—	2,419,079	1,877,434	541,645
Exercise of Second Lien Warrants	—	965,156	964,212	944
Stock repurchases	—	—	(1,023,209)	1,023,209
December 31, 2021	162,500,000	92,305,011	90,725,982	1,579,029
Exercise of lender warrants	—	4,458,314	4,454,159	4,155
Release for restricted stock units	—	2,200,740	1,446,291	754,449
December 31, 2022	162,500,000	98,964,065	96,626,432	2,337,633

Accumulated Other Comprehensive Loss — The following table details the components and changes of "Accumulated other comprehensive loss" as of and for the years ended:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2020	$1.6	$(28.1)	$(37.0)	$(63.5)
Other comprehensive loss before reclassification	(0.4)	7.2	(3.4)	3.4
Amounts reclassified from accumulated other comprehensive loss	—	—	1.7	1.7
Net current year other comprehensive income	(0.4)	7.2	(1.7)	5.1
December 31, 2020	1.2	(20.9)	(38.7)	(58.4)
Other comprehensive income before reclassification	0.3	(8.0)	1.4	(6.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	1.9	1.9
Net current year other comprehensive income	0.3	(8.0)	3.3	(4.4)
December 31, 2021	1.5	(28.9)	(35.4)	(62.8)
Other comprehensive loss before reclassification	0.7	(9.8)	5.6	(3.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	1.4	1.4
Net current year other comprehensive loss	0.7	(9.8)	7.0	(2.1)
December 31, 2022	$2.2	$(38.7)	$(28.4)	$(64.9)

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan ("2005 Plan") provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, "share-based awards") to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2022, the Company has remaining authorization to issue future grants of up to 2,383,388 shares.
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
The Company recognized stock-based compensation expense of $15.0 million, $7.3 million and $6.6 million for the years ended December 31 2022, 2021 and 2020, respectively, all of which related to restricted stock units.
Stock Options — All outstanding option awards were granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. All outstanding stock option award agreements contain certain forfeiture and non-compete provisions.

There were no options granted in 2022, 2021 or 2020. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options granted were either time-based, vesting over a four-year period, or performance-based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
The following table is a summary of the Company's stock option activity for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2021	131,153	$17.54	1.4 years	$—
Forfeited/Expired	(20,378)	$17.74
Options outstanding, vested or expected to vest, and exercisable at December 31, 2022	110,775	$17.51	0.6 years	$—
There were no options exercised in 2022, 2021 or 2020. For the year ended December 31, 2022, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — In 2022 and 2021, the Company granted time-based and performance-based restricted stock units. In 2020 and in 2019, the Company granted only time-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.
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
The following table is a summary of the Company's restricted stock unit activity as of December 31, 2022:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2021	4,104,547	$3.82	0.86 years	$32.4
Granted	1,777,010	10.67
Vested	(2,200,740)	4.63
Forfeited	(7,302)	7.07
Restricted stock units outstanding at December 31, 2022	3,673,515	$7.45	0.78 years	$40.0
Restricted stock units vested and deferred at December 31, 2022	174,827	$4.15		$1.9
The following table is a summary of the Company's restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Weighted-average grant-date fair value of restricted stock units vested during the year	$10.2	$7.0	$7.5
Total intrinsic value of vested and converted shares	$23.3	$16.1	$2.9
As of December 31, 2022, the Company's outstanding restricted stock units had unrecognized compensation expense of $15.3 million with a remaining weighted-average vesting period of 1.2 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company's current estimate of achievement of performance goals.

Note 13 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2022	2021	2020
U.S.	$33.4	$(49.8)	$(0.3)
Foreign	6.4	6.2	6.4
Income (loss) before income taxes	$39.8	$(43.6)	$6.1
Foreign income consists of income from the Company's international subsidiaries. Most of the Company's wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense (benefit) for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Current:
Federal	$2.2	$0.1	$(1.4)
State	(2.4)	(2.7)	2.1
Foreign	4.6	5.7	4.2
Current income tax expense	4.4	3.1	4.9
Deferred:
Federal	2.3	(6.6)	7.1
State	(0.9)	(0.3)	1.9
Foreign	(0.2)	(1.9)	0.1
Deferred income tax expense (benefit)	1.2	(8.8)	9.1
Income tax expense (benefit)	$5.6	$(5.7)	$14.0
As of December 31, 2022 and 2021, the Company had tax payable of $7.2 million and $16.2 million, respectively and tax receivable of $2.9 million and $2.5 million, respectively. Tax payable and tax receivable are recorded within "Accounts payable and other liabilities" and "Other assets", respectively, on the Consolidated Balance Sheets.
The following table is a reconciliation of the expected federal income tax (benefit) expense at statutory rates to the actual income tax (benefit) expense for the years ended in December 31:

(Amounts in millions)	2022	2021	2020
Income tax expense (benefit) at statutory federal income tax rate	$8.4	$(9.2)	$1.3
Tax effect of:
State income tax, net of federal income tax effect	(0.4)	(0.6)	(0.4)
Valuation allowances	(2.9)	1.7	12.0
International taxes	2.0	1.0	1.5
Other net permanent differences	3.1	5.3	1.8
U.S. general business credits	(3.1)	(2.6)	(3.6)
Change in unrecognized tax benefits	(1.5)	(1.7)	2.4
Stock-based compensation	(0.7)	(0.3)	0.7
BEAT	—	—	(0.6)
U.S. taxation of foreign earnings	0.3	0.5	(1.1)
Other	0.4	0.2	—
Income tax expense (benefit)	$5.6	$(5.7)	$14.0

The following table is a summary of the Company's deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2022	2021
Deferred tax assets:
Basis difference in revalued investments	$50.2	$50.4
Tax loss carryovers	16.6	22.5
Tax credit carryovers	13.6	17.7
Postretirement benefits and other employee benefits	1.7	5.4
Bad debt and other reserves	1.4	1.6
Lease liabilities	8.8	10.9
Depreciation & amortization	20.6	12.3
Interest expense carryovers	14.2	16.3
Other	4.2	5.4
Valuation allowances	(76.8)	(82.0)
Total deferred tax assets	54.5	60.5
Deferred tax liability:
Depreciation and amortization and other	(63.8)	(64.0)
Lease right-of-use assets	(8.1)	(10.2)
Total deferred tax liability	(71.9)	(74.2)
Net deferred tax liability	$(17.4)	$(13.7)
The Company offsets deferred tax asset positions with deferred tax liability positions based on right to offset in each respective tax jurisdiction. As of December 31, 2022, net deferred tax asset positions of $5.6 million were included within "Other assets" and net deferred tax liability positions of $23.0 million were included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. As of December 31, 2021, net deferred tax asset positions of $6.0 million were reflected within "Other assets" and net deferred tax liability positions of $19.7 million were included within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The valuation allowances as of December 31, 2022 and 2021, primarily relate to basis differences in revalued investments, capital loss carryovers, U.S. tax credit carryovers U.S. interest expense carryovers and certain state and foreign tax loss carryovers. The net $5.2 million decrease in our valuation allowances reflects a net release of $2.9 million through earnings, a decrease of $1.4 million through other comprehensive loss and a $0.9 million decrease with corresponding adjustments to the respective deferred tax asset. As of December 31, 2022, the Company is no longer in a three-year cumulative pre-tax loss position. However, the Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be reduced if there is sufficient evidence indicating it is more than likely than not that all or a portion of the Company's deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved and other applicable evidence.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected), credit carry-forwards and other expense carry-forwards (not tax effected) as of December 31, 2022:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2023 - 2026	$43.1
U.S. net operating loss carry-forwards	2025 - Indefinite	$1.8
U.S. tax credit carry-forwards	2024- 2042	$13.6
U.S. interest expense carry-forwards	Indefinite	$64.4

Unrecognized tax benefits are recorded within "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Beginning balance	$14.7	$19.7	$18.2
Additions based on tax positions related to prior years	0.3	1.5	0.9
Additions based on tax positions related to current year	0.8	0.6	0.6
Settlements with cash or attributes	(4.8)	(2.3)	—
Reductions for tax positions of prior years and other	(1.9)	(4.8)	—
Ending balance	$9.1	$14.7	$19.7
As of December 31, 2022, 2021 and 2020, the liability for unrecognized tax benefits was $9.1 million, $14.7 million and $19.7 million, respectively, exclusive of interest and penalties. For 2022, 2021 and 2020, the net amount of unrecognized tax benefits that if recognized would impact the effective tax rate was $9.1 million , $14.7 million and $19.7 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Consolidated Statements of Operations. For 2022, the Company's liability for interest and penalties decreased by $4.6 million, which was comprised of a net decrease in the accrual of $1.4 million and cash payments of $3.2 million. For 2021 and 2020, the Company’s accrual for interest and penalties decreased by $2.0 million and increased by $1.1 million, respectively. As of December 31, 2022 and 2021, the Company had a liability of $2.8 million and $7.4 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses discussed in more detail in Note 14 — Commitments and Contingencies, the Company is anticipating a $2.9 million decrease to the total amount of state related unrecognized tax benefits by way cash settlements or statute lapses over the next 12 months.

Note 14 — Commitments and Contingencies

Letters of Credit — At December 31, 2022, the Company had no borrowings and no outstanding letters of credit under the Revolving Credit Facility.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $7.5 million and $15.8 million of liability recorded in "Accounts payable and other liabilities" in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. No charges were recorded in 2022. $13.8 million and a nominal charge were recorded for the year 2021 and 2020, respectively, within "Transaction and operations support" in the Consolidated Statements of Operations.
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
It is possible that additional shareholder lawsuits could be filed relating to the subject matter of the above putative class action, the Section 220 books and records requests or pertaining to the MDP transaction.

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
NYDFS — As previously reported, on June 22, 2018, the Company received a request for production of documents from the NYDFS related to the Company’s failure to maintain an effective anti-money laundering program and to adequately supervise certain of the Company’s New York-based agents that conducted suspicious transactions on behalf of customers. This request followed previous inquiries by the NYDFS regarding certain of the Company's New York based agents. Following the June 22, 2018 request for production, the Company received and responded to several inquiries from the NYDFS related to this matter. On March 16, 2022, the Company and the NYDFS entered into a consent order (the “Consent Order”) to resolve this matter.
In entering into the Consent Order, the NYDFS acknowledged that there were several mitigating factors with respect to the Consent Order, including that the Company fully cooperated with the NYDFS’s investigation, including by reporting on the results of its internal investigation on the matter, had voluntarily undertaken significant enhancements to its compliance program and had undertaken remediation to prevent similar violations from occurring. Such measures and enhancements include termination of certain agents, the creation of new compliance procedures to increase the authority of compliance personnel within the Company, the implementation of new limits on and supervision of high-risk agents and a substantial increase in the resources allocated to compliance. Pursuant to the Consent Order, the Company agreed to, among other things, pay a civil monetary penalty in the amount of $8.3 million and undertake various reporting obligations. These include the obligation to (i) submit to the NYDFS a written description of the Company’s current compliance program with respect to the supervision of its New York-based agents and update such description with the NYDFS at 12 and 24 months after the date of the Consent Order, (ii) deliver to the NYDFS detailed data of all transactions in the State of New York for the one-year period prior to the date of the Consent Order, and (iii) fully cooperate with the NYDFS regarding all terms of the Consent Order. Pursuant to the Consent Order, the NYDFS agreed that it will take no further action against the Company for the conduct subject to the previous request for production of documents, provided that the Company fully complies with the terms of the Consent Order. The $8.3 million payment, which was made in the first quarter of 2022, is consistent with the estimated amount that the Company previously accrued in the fourth quarter of 2021.
CFPB — As previously reported, on February 12, 2020, the Company received a Report of Examination ("ROE") from the CFPB stating that previous findings from a 2019 exam were not remediated, and the matter would be referred to its Enforcement Unit. On March 18, 2020, the Company received a Civil Investigative Demand ("CID") from the CFPB's Enforcement Unit. On June 11, 2020, the Company provided a timely response to the ROE describing the remedial actions taken and that the findings have been substantially remediated. On August 21, 2020, the Company completed its production in response to the CID. On February 25, 2021, the CFPB provided the Company with a Notice and Opportunity to Respond and Advise ("NORA") letter, documenting the CFPB's intent to take legal action against the Company based on four alleged violations under the Remittance Rule, the Electronic Fund Transfer Act (the "EFTA") and the Consumer Financial Protection Act (the "CFPA"). MoneyGram provided the CFPB with its written response to the NORA letter on March 17, 2021. Over the next several months, the Company and the CFPB engaged in negotiations regarding a potential settlement agreement but were ultimately unable to reach an agreed resolution on this matter. On April 21, 2022, the CFPB and the NYAG filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and MoneyGram Payment Systems, Inc., a wholly owned subsidiary of the Company. The Complaint alleges seven counts of violations under the Remittance Rule, the CFPA, the EFTA and New York Executive Law § 63(12) and seeks injunctive relief, restitution, unspecified damages, civil money penalties and costs. On July 5, 2022, the CFPB and the NYAG filed a First Amended Complaint. In response to the First Amended Complaint, on August 4, 2022, The Company filed a consolidated motion to dismiss and to transfer venue to the United States District Court for the Northern District Texas. The CFPB and NYAG responded to the Company's motions on September 19, 2022, and MoneyGram filed its reply brief on October 3, 2022.
In a separate matter, on October 19, 2022, the United States Court of Appeals for the Fifth Circuit held the funding structure of the CFPB to be unconstitutional. On November 14, 2022, the Department of Justice ("DOJ"), on behalf of the CFPB, petitioned the Supreme Court for a writ of certiorari to review and reverse the Fifth Circuit's decision. The company had previously challenged the constitutionality of the CFPB's funding structure as part of the Company's motion to dismiss the CFPB's and NYAG's case, which was pending in the Southerm District of New York. In light of the developments, in the Fifth Circuit and the potential for the U.S. Supreme Court to grant cert, MoneyGram filed a letter motion to stay the case which was granted, over the CFPB's and NYAG's objection, by the United States District Court for the Southern District of New York on

December 9, 2022. As a result, the current lawsuit will be on hold pending the Supreme Court's ultimate decision. The parties were ordered to promptly file a joint letter apprising the District Court of the Supreme Court's decision to grant or deny the Petition once the Supreme Court issues any decision, which could impact the length of the District Court's stay. MoneyGram continues to believe the case is without merit and intends to vigorously defend this matter. Based on the prior settlement negotiations which have since terminated, the Company had accrued $7.5 million as of December 31, 2021, as our best estimate to settle this matter. Notwithstanding the termination of the settlement discussion and the filing of the lawsuit by the CFPB, we continue to maintain the $7.5 million accrual in accordance with U.S. GAAP as our best loss estimate related to this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 15 — Earnings (Loss) Per Common Share

The following table is a reconciliation of the weighted-average share amounts used in calculating earnings (loss) per common share for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Basic and diluted common shares outstanding	96.4	89.7	77.8
Shares related to restricted stock units	3.7	—	—
Diluted common shares outstanding	100.1	89.7	77.8
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans, and upon exercise of the Ripple Warrants are excluded from the computation of diluted earnings per common share in periods when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders.
The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share as their effect would be anti-dilutive:

(Amounts in millions)	2022	2021	2020
Shares related to stock options	0.1	0.2	0.3
Shares related to restricted stock units	—	4.2	4.5
Shares related to Ripple Warrants	—	1.1	6.0
Shares excluded from the computation	0.1	5.5	10.8

Note 16 — Segment Information

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

	2022	2021	2020
Revenue from Walmart as a percentage of GFT revenue	<10%	10%	13%
Revenue from Walmart as a percentage of FPP revenue	34%	35%	29%
Revenue from Walmart as a percentage of total revenue	<10%	11%	13%
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

The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2022	2021	2020
GFT revenue
Money transfer revenue	$1,190.3	$1,189.2	$1,104.7
Bill payment revenue	35.6	39.6	46.2
Total GFT revenue	1,225.9	1,228.8	1,150.9
FPP revenue
Money order revenue	44.1	40.9	43.4
Official check revenue	40.1	13.9	22.9
Total FPP revenue	84.2	54.8	66.3
Total revenue	$1,310.1	$1,283.6	$1,217.2
The following table is a summary of the gross profit by segment and detail of the income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2022	2021	2020
GFT gross profit	$557.7	$545.6	$501.6
FPP gross profit (1)	62.2	53.9	62.6
Total gross profit	619.9	599.5	564.2
Total operating expenses	526.7	525.8	461.2
Total operating income	93.2	73.7	103.0
Interest expense	49.4	69.5	92.4
Loss on early extinguishment of debt	—	44.1	—
Other non-operating expense	4.0	3.7	4.5
Income (loss) before income taxes	$39.8	$(43.6)	$6.1
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2022	2021	2020
GFT	$46.6	$51.3	$57.3
FPP	5.1	5.7	7.1
Total depreciation and amortization	$51.7	$57.0	$64.4
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2022	2021	2020
GFT	$47.1	$38.3	$31.5
FPP	5.2	4.3	3.9
Total capital expenditures	$52.3	$42.6	$35.4
The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2022	2021
GFT	$1,412.6	$1,269.5
FPP	3,066.0	3,169.8
Other	26.6	37.2
Total assets	$4,505.2	$4,476.5

Revenue by geographic area — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries from which the Company generates revenues, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2022, 2021 and 2020. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2022	2021	2020
U.S.	$544.7	$543.9	$543.8
International	765.4	739.7	673.4
Total revenue	$1,310.1	$1,283.6	$1,217.2

Note 17 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue for the years ended December 31:

(Amounts in millions)	2022	2021	2020
GFT revenue
Money transfer fee revenue	$1,151.0	$1,160.0	$1,083.4
Bill payment services fee revenue	35.6	40.5	46.2
Other revenue	39.3	28.3	21.3
Total GFT fee and other revenue	$1,225.9	$1,228.8	$1,150.9
FPP revenue
Money order fee revenue	5.4	6.3	7.3
Official check outsourcing services fee revenue	6.7	7.1	7.4
Other revenue	34.2	33.6	31.6
Total FPP fee and other revenue	46.3	47.0	46.3
Investment revenue	37.9	7.8	20.0
Total revenue	$1,310.1	$1,283.6	$1,217.2

Timing of revenue recognition:
Services and products transferred at a point in time	$1,192.0	$1,206.8	$1,137.0
Products transferred over time	6.7	7.1	7.4
Total revenue from services and products	1,198.7	1,213.9	1,144.4
Investment revenue	37.9	7.8	20.0
Other revenue	73.5	61.9	52.8
Total revenue	$1,310.1	$1,283.6	$1,217.2
See Note 2 — Summary of Significant Accounting Policies for the Company's accounting policies on revenue recognition. Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included within "Settlement assets" with a corresponding liability recorded within "Payment service obligations" on the Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Summary of Significant Accounting Policies.

Note 18 — Leases

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
The Company's various noncancellable operating leases for buildings, equipment and vehicles terminate through 2030. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 31, 2022 and 2021, the leases had a weighted-average remaining lease term of 6.5 years and 7.1 years, respectively. As most of our leases do not provide an implicit rate, the Company utilized the portfolio approach in determining the discount rate. The portfolios were grouped based on lease type and geographical location. The Company considered the most relevant major interest rate in the specific geographical location such as the Prime Rate in the U.S. and U.K. or the collateralized interest rate for non-financial institutions of the European Central Bank. These rates were then adjusted for the Company's specific credit ratings or economic conditions and lease terms of the specific portfolio. As of December 31, 2022 and 2021, the weighted-average discount rate was 5.8% and 5.3%, respectively.
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
The following table is a summary of the Company's lease expense for its operating leases for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Buildings, equipment and vehicle leases	$10.8	$13.3	$15.0
Short-term and variable lease cost	0.3	1.1	1.2
Total lease cost	$11.1	$14.4	$16.2
Supplemental cash flow information related to leases was as follows for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$10.9	$13.7	$15.3
ROU assets obtained in exchange for lease obligations	$—	$10.1	$15.0
Maturities of operating lease liabilities as of December 31, 2022 were as follows:

(Amounts in millions)	Future Minimum Lease Payments
2023	$9.1
2024	8.9
2025	8.5
2026	7.6
2027	6.2
Thereafter	15.0
Total	55.3
Less: present value discount	(9.9)
Lease liability - operating	$45.4