Form 10-K/A
period 2022-12-31
MONEYGRAM INTERNATIONAL INC
filed 2023-04-28
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $924.1 million.
97,735,549 shares of common stock were outstanding as of April 19, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name: KPMG LLP	Auditor Location: Dallas, Texas	Auditor Firm ID: 185

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form
10-K
of MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023 (the “Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form
10-K.
This information was previously omitted from the Annual Report in reliance on General Instruction G.(3) to Form
10-K,
which permits the above-referenced Items to be incorporated in the Annual Report on Form
10-K
by reference from a definitive proxy statement filed no later than 120 days after December 31, 2022. We are filing this Amendment No. 1 to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form
10-K.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Annual Report. As required by Rule
12b-15
under the Securities Exchange Act of 1934 (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Annual Report.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers called for by this Item is contained in Part I, Item 1 of the Annual Report under the caption “Executive Officers of the Registrant.”

All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, and our directors are subject to our Code of Conduct. Our Code of Conduct is posted on our website at ir.moneygram.com in the Corporate Governance section, and we will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on such website. The information on our website is not part of this Amendment No. 1.

Board Committees

The Board of Directors (the “Board”) currently maintains three standing committees: the Audit Committee, the Human Resources and Nominating Committee and the Compliance and Ethics Committee.

Audit Committee

The Audit Committee currently consists of Mses. Silcock and Vaughan and Mr. Rafferty (Chair). Membership on the Audit Committee is limited to independent directors, and the Board, based on the recommendation of the Human Resources and Nominating Committee (“HRNC”), has affirmatively determined that each member of the Audit Committee is an independent director under the Nasdaq listing standards and the rules of the SEC. The Board has also determined, based on the recommendation of the HRNC, in accordance with the Nasdaq listing standards, all members of the Audit Committee are sufficiently proficient in reading and understanding financial statements to serve on the Audit Committee and that each member qualifies as an “audit committee financial expert” under the rules of the SEC and meets the “financial sophistication” standard as defined under the Nasdaq listing standards. No member of the Audit Committee simultaneously served on the audit committee of more than three public companies during 2022.

The Audit Committee held 4 meetings in 2022. The Board has adopted a separate written charter for the Audit Committee, which is available at https://ir.moneygram.com.

The Audit Committee reports regularly to the Board. The Audit Committee meets periodically during the year, in conjunction with regular meetings of the Board, and reviews quarterly earnings and related press releases and management’s discussion and analysis of financial condition and results of operation for inclusion in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K filed with the SEC. The Audit Committee appoints our independent registered public accounting firm and assists the Board in monitoring the quality and integrity of our financial statements, the independence and performance of our internal auditor and our independent registered public accounting firm, and, along with the Compliance and Ethics Committee, our compliance with legal and regulatory requirements. The Audit Committee meets regularly in executive session with our independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee, and the head of the Company’s internal audit function reports directly to the Audit Committee Chair.

Human Resources and Nominating Committee

The HRNC currently consists of Amb. Garza and Messrs. Lorca and Turner (Chair). The Board has affirmatively determined that each member of the HRNC is an independent director under the Nasdaq listing standards and the rules of the SEC.

The HRNC held 4 meetings in 2022. The Board has adopted a separate written charter for the HRNC, which is available at https://ir.moneygram.com.

The HRNC reports regularly to the Board and meets periodically during the year, in conjunction with regular meetings of the Board. The HRNC oversees development and implementation of a compensation strategy designed to enhance profitability and fundamental value for the Company. It also reviews and approves the salary and other compensation of the CEO and our other executive officers, as well as the compensation and benefits of our non-employee directors. The HRNC determines incentive compensation targets and awards under various compensation plans and makes grants of equity awards under our stock incentive plan. The HRNC approves the grant of equity compensation to executive officers of the Company (other than the CEO, whose grants are approved by the full Board), and may delegate to one or more executive officers its authority to make grants of equity compensation to eligible individuals other than directors and executive officers. Accordingly, the HRNC has delegated authority to the Chairman and CEO to approve grants of equity compensation to employees who are not executive officers. During 2022, the HRNC utilized the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”), as its compensation consultant. Pearl Meyer assisted the HRNC with an evaluation of the Company’s peer group and executive and non-employee director compensation matters. For additional information regarding our compensation consultant, see “Executive Compensation—Compensation Discussion and Analysis—Role of the Compensation Consultant.”

The HRNC is also responsible for recommending to the Board a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies on the Board. The HRNC is also responsible for assessing the Board’s performance and reviewing our Corporate Governance Guidelines. The HRNC also reviews and advises the Board regarding public policy and environmental, social and governance matters as they relate to the Company. The HRNC may form subcommittees and delegate authority to such subcommittees when appropriate and when unanimously approved by the HRNC.

Compliance and Ethics Committee

The Compliance and Ethics Committee (the “CEC”) currently consists of Amb. Garza (Chair), Mses. Gupta and Vaughan and Mr. Rafferty.

The CEC held 4 meetings in 2022. The Board has adopted a separate written charter for the CEC which is available at https://ir.moneygram.com.

The CEC, among other things, oversees the Company’s programs, policies and procedures regarding compliance with applicable laws and regulations, including the Company’s Code of Conduct, anti-corruption policy and anti-fraud and anti-money laundering policies and oversees the activities of the Company’s chief compliance officer with respect thereto.

Directors — Qualifications and Background

The biographies of each of the Company’s directors below contain information regarding age, the year they first became a director, business experience, other public company directorships held currently or at any time during the last five years, involvement in certain legal or administrative proceedings, if applicable, and the experience, qualifications, attributes or skills that caused the HRNC to determine that they should serve as a director of the Company.

Antonio O. Garza Age: 63 Director since: 2012

Amb. Garza has served as Counsel in the Mexico City office of White & Case LLP, an international law firm, since 2009. From 2002 to 2009, Amb. Garza was the U.S. Ambassador to Mexico. Prior to that time Amb. Garza served as chairman of the Texas Railroad Commission, having been elected to that statewide office in 1998. Amb. Garza is a past partner at Bracewell & Patterson LLP (now Bracewell) and served as Secretary of State of the State of Texas and Senior Policy Advisor to the Governor of the State of Texas from 1994 to 1997.

Amb. Garza currently serves as a director of Kansas City Southern, formerly a publicly traded railroad company, and Chairman of the Board of Kansas City Southern de México, a subsidiary of Kansas City Southern, and as a director of Greenbrier Companies, Inc. (NYSE: GBX), a publicly traded railroad equipment company. He also currently serves as Chairman of Vianovo Ventures, a private management consultant firm with a focus on cross-border business development. Amb. Garza formerly served as a director to Basic Energy Services, Inc. (formerly NYSE: BAS) from 2009 to 2016 and Americas Technology Acquisition Corp. (formerly NYSE: ATA), a special purpose acquisition company from 2020 to 2023. Amb. Garza also serves as an independent director to Grupo ODH, a privately held Luxembourg-domiciled holding company, focused on the ultra-deep water drilling industry in Mexico, and Tricolor, a Dallas headquartered, investor owned, tech enabled Community Development Financial Institution (CDFI), and the nation’s largest used vehicle retailer to the Hispanic consumer. Amb. Garza formerly served as a director to Saavi Energia, S.A. de C.V., a Mexico-based private equity-owned power producer.

Director Qualifications:

Amb. Garza brings to the Board an extensive government and regulatory background and deep experience with international business, especially in Mexico and Latin America. Amb. Garza also has valuable perspective balancing management of initiatives to achieve corporate objectives in highly regulated environments both in the U.S. and Mexico.

Alka Gupta Age: 53 Director since: 2021

Ms. Gupta was a Co-Founder of and former President at GlobaliD, Inc., a private venture-backed company building a portable and interoperable identity platform leveraging the blockchain, from 2015-2019. Prior to that, from 2010 to 2015, she was an executive at eBay, Inc. where she served as Head of Strategy for eBay Marketplaces building new growth strategies in areas such as mobile commerce and cross-border payments. Ms. Gupta earned her M.B.A. from The Wharton School and holds a B.S. degree from Case Western Reserve University. She currently also serves on the boards of National Bank Holdings Corp. (NYSE: NBHC), a publicly traded bank holding company, Digital Frontiers, a private company where she is Chair of the Board, and Board Advisor to ExcelFin Acquisition Corp. (NYSE: XFIN).

Director Qualifications:

During her tenure as Co-Founder and President of GlobaliD, Inc., Ms. Gupta led its growth initiatives including building a high-quality team, launching a cutting-edge product, and signing on its first digital wallet customers. She brings to the Board extensive knowledge and experiences across the fintech and global payments industries.

W. Alexander Holmes Age: 48 Director since: 2015

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

Director Qualifications:

Mr. Holmes leads the Company as the CEO and brings to the Board extensive knowledge of the Company and its strategy gained through his demonstrated leadership and performance in all aspects of our business. Through his numerous executive positions at the Company and in other roles in the payment services industry, Mr. Holmes has experience in business operations, finance, international business and strategy development.

Francisco Lorca Age: 54 Director since: 2021

Mr. Lorca founded and has served as CEO of EthosData, a privately held global provider of cloud-based virtual data room services, since 2007. Mr. Lorca was Managing Director of Startupbootcamp FinTech, a global fintech accelerator, from 2015 to 2017. From 2002-2007, Mr. Lorca held a variety of executive positions at First Data International, a global online payments processor and a subsidiary of First Data Corporation (now owned by Fiserv), including President—Prepaid and Mobile Payments, Chief Strategy Officer, Chief of Staff to the Chief Executive Officer and Senior Vice President—Corporate Development. Mr. Lorca has a M.B.A. degree and holds a B.S. degree in Business Administration from California State University.

Director Qualifications:

As the founder and CEO of a global provider of cloud-based virtual data room services, Mr. Lorca brings extensive leadership and business knowledge and experience, including experience in international business operations and strategy development and execution.

Michael P. Rafferty Age: 68 Director since: 2016

Mr. Rafferty was a member of Ernst & Young LLP, a global public accounting firm, from 1975 until his retirement in 2013. He was admitted as a Partner of Ernst & Young LLP in 1988 and served as the Audit Practice Leader for the Southwest Region from 2004 until 2013. During his career with Ernst & Young LLP, he primarily served clients in the financial services and healthcare industries. Mr. Rafferty is a Certified Public Accountant licensed in Texas.

Mr. Rafferty currently serves as a director and chairman of the audit committee of Triumph Financial Inc. (NASDAQ: TFIN), a publicly traded financial holding company with a diversified line of community banking and commercial finance activities.

Director Qualifications:

Mr. Rafferty brings extensive financial and accounting knowledge and experience in the financial services industry to the Board as a result of his nearly 40-year tenure with Ernst & Young LLP, current service as a director and chairman of the audit committee of another public company and background as a Certified Public Accountant.

Julie E. Silcock Age: 67 Director since: 2021

Ms. Silcock has served as Partner at CDX Advisors, a tech-enabled investment bank, since June 2020. From 2009 to June 2020, she served as Managing Director and Co-Head of Southwest Investment Banking at Houlihan Lokey. Prior to that, she served as Managing Director and as Founder and Head of Southwest Investment Banking at Citigroup Global Markets, Inc. during her tenure from 2000 to 2009. Ms. Silcock earned her M.B.A. from Stanford Graduate School of Business and holds a B.A. degree from Princeton University. She currently also serves on the boards of Overseas Shipholding Group, Inc. (NYSE: OSG), a publicly traded crude oil and petroleum shipping company, Q4 Inc. (TSX: QFOR) a publicly traded leading capital markets platform that connects public companies, investors and investment banks, and JC Skincare, a privately held beauty company.

Director Qualifications:

Ms. Silcock has over 35 years of Capital Markets and M&A experience in the investment banking industry, bringing extensive financial knowledge and experience to the Board. Ms. Silcock also brings to the Board valuable knowledge of corporate governance and similar issues from her current and prior service on other publicly traded companies’ boards of directors.

W. Bruce Turner Age: 63 Director since: 2010

Mr. Turner served as the Chief Executive Officer of Lottomatica S.p.A., a global lottery operations and technology services company, from 2006 to 2008. From 2002 to 2006, he served as Chief Executive Officer, as well as other executive roles, of GTECH Holdings Corporation, a global technology services company in the government regulated lottery industry, and now a subsidiary of Lottomatica. From 2001 to 2002, Mr. Turner served as Chairman of GTECH and from 2000 to 2001, he served as Chairman and Acting Chief Executive Officer. Prior to joining GTECH, Mr. Turner was the Managing Director, Gaming Equity Research, of Salomon Smith Barney Inc. from 1993 to 1999.

Director Qualifications:

Mr. Turner brings significant leadership experience, financial acumen and regulatory experience to the Board that he gained through the numerous executive positions that he has held throughout the years, including serving as chairman of the board and chief executive officer of a public company. Mr. Turner also has substantial public company board and committee experience, through which he has handled a variety of governance, audit, regulatory and international issues. From this experience, Mr. Turner has been able to provide the Board with a diverse perspective and valuable insights.

Peggy Vaughan Age: 69 Director since: 2014

Ms. Vaughan currently advises portfolio companies in technology, life sciences, consumer goods, financial services and media industries, and also serves on the advisory committee for TWV Capital Management, LLC. From 1979 to 2001, Ms. Vaughan held various consulting positions of increasing responsibility with PricewaterhouseCoopers (PwC), becoming a partner in 1988 and serving on the PwC U.S. Board of Partners and Global Oversight Board. Following the acquisition of PwC Consulting by IBM in 2002, Ms. Vaughan served as a member of the Global Management Board with responsibility for the integration of consulting practices and also served as the global leader of consulting services lines.

Director Qualifications:

Ms. Vaughan’s experience includes more than 25 years leading large-scale strategic, operational improvement, restructuring, technology and change management engagements. Her expertise includes information technology governance, digital technology, mergers and acquisitions and transaction integration, business strategy and operational management processes for industries such as energy, high technology, consumer products, financial services and telecommunications.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information on our executive compensation program and the amounts shown in the executive compensation tables that follow. In this Amendment No. 1, the term “NEOs” means “Named Executive Officers.” Our NEOs, who are named in the executive compensation tables of this Amendment No. 1, are listed below:

Name	Title and Position

W. Alexander Holmes	Chairman and CEO

Brian Johnson	Chief Financial Officer (Since September 1, 2022)

Lawrence Angelilli	Executive Vice Chairman and Former Chief Financial Officer (Until September 1, 2022)

Grant Lines	Chief Revenue Officer

Robert L. Villaseñor	General Counsel, Corporate Secretary and Chief Administrative Officer

Andres Villareal	Chief Compliance Officer

Management Transition

Effective September 1, 2022, Lawrence Angelilli transitioned from the position of Chief Financial Officer to the position of Executive Vice Chairman. In conjunction with this transition, Brian Johnson was appointed to serve as our Chief Financial Officer.

Overview of Our Compensation Philosophy

Our executive compensation program is designed to attract, motivate and retain top executive and managerial talent, and to reward our executives and managers for delivering results that are expected to build sustainable long-term value for our stockholders. The overall program is designed to be competitive with similar companies on the basis of industry focus, scope of operations and size, as well as the competitive marketplace for talent. We have created a compensation program that includes short-term and long-term components, cash and equity elements and fixed and performance-based payments which we believe:

•	Supports our performance-based approach to compensation to foster a goal-oriented and highly motivated management team;

•	Provides an incentive for retention of key management who are critical to the success of the long-term investments we are making in our business and our future growth initiatives; and

•	Improves organizational excellence and aligns our executives’ objectives with those of our stockholders.

Based on this philosophy, we give substantial weight to performance-based compensation by making a significant portion of our executive officers’ total compensation “at-risk” and based on the achievement of our corporate goals and the value of our stock price, which we believe aligns our executive officers’ interests with those of our stockholders. The details of our executive compensation programs are set forth later in this CD&A.

2022 Say-on-Pay Results

We carefully consider the results of our advisory stockholder Say-on-Pay votes and take into account feedback we receive from our stockholders. Overall, our stockholders have been very supportive of our executive compensation program and its direction, as evidenced by our most recent 2022 Say-on-Pay advisory vote, which over 96% of our stockholders supported. We will continue to keep an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives.

Overview of Our Business

MoneyGram is a global leader in cross-border peer-to-peer payments and money transfers. Our consumer-centric capabilities enable family and friends to quickly and affordably send money in more than 200 countries and territories with over 100 countries digitally enabled as of December 31, 2022. The innovative MoneyGram platform leverages its leading distribution network, global financial settlement engine, cloud-based infrastructure with integrated APIs, and its unparalleled compliance program to enable seamless and secure transfers around the world. Whether through our mobile application, moneygram.com, integration with account deposit and mobile wallets, kiosks, or any one of the more than 440,000 agent locations around the globe, we connect consumers, primarily those who may not be fully served by other financial institutions, in any way that is convenient for them. As an alternative financial services company, we provide individuals with essential services to help them meet the financial demands of their daily lives. Our growing direct-to-consumer digital business, our Retail Channel centered around our global distribution network, our emerging embedded finance business for enterprise customers and MoneyGram-as-a-Service, enable the Company to serve the entire remittance market. Given strong mobile P2P market growth rates, our direct-to-consumer digital business is a growth engine for the Company as our digital capabilities enable us to serve new customer segments who utilize our platform to transfer money around the world.

2022 Performance Highlights1

Fiscal year 2022 was a record year for the company as we achieved a number of strategic milestones, including greatly expanding our digital footprint by launching new products and services, engaging in partnerships with some of the top global fintech companies and introducing our leading digital capabilities to additional markets around the world. We also further strengthened our position as a leader in cross-border payment innovation and blockchain settlement through new initiatives, including the launch of a first-of-its-kind global on/off-ramp service for digital wallets. Above all, we continued to play an important role in connecting the world’s communities by serving over 150 million people the past five years. Our disciplined focus on customer acquisition, cross-border payments innovation, and customer experience enhancements

1 Annex A includes a reconciliation of EBITDA, Adjusted EBITDA and constant currency measures to the most directly comparable measures reported under accounting principles generally accepted in the United States (“GAAP”).

are reflected in the results and remain fundamental to our growth strategy in the exciting year ahead. Key performance highlights in 2022 with comparisons to the prior year, include:

•	Total revenue of $1,310.1 million increased 2% on a reported basis and 6% on a constant currency basis.

¡	Money Transfer revenue was $1,190.3 million, largely flat, or 5% on a constant currency basis, driven by 6% transaction growth.

¡	Investment revenue totaled $37.9 million, or a $30.1 million increase, primarily due to higher prevailing interest rates.

¡	Gross Profit was $619.9 million an increase of $20.4 million driven by top-line revenue growth and higher investment revenue.

•	Total operating expenses were $526.7 million, an increase of $0.9 million.

•	Adjusted EBITDA decreased 2% to $217.4 million, but increased 5% on a constant currency basis.

The HRNC carefully considered these key performance highlights in order to ensure that our compensation program continues to adequately reflect our compensation principles.

Summary of 2022 Executive Compensation

The following list includes key compensation highlights and decisions for our NEOs in 2022:

•

Approximately 88.5% of total target compensation for 2022 with respect to our CEO, and between approximately 78% and 80% of total target compensation, with respect to our other NEOs, is variable, “at-risk” performance-based compensation tied to objective performance goals.

•

The base salary for Mr. Villaseñor, our General Counsel, Corporate Secretary & Chief Administrative Officer was increased to recognize individual performance, a market adjustment and increased responsibilities. Base salaries for the other named executive officers, excluding Brian Johnson who was promoted to Chief Financial Officer as of September 1, 2022, remained unchanged from 2021. See “—2022 Compensation Review and Decisions.”

•

Annual incentive targets as a percentage of base salary under our Performance Bonus Plan (“PBP”) remained unchanged for all named executive officers from 2021. See “—2022 Compensation Review and Decisions.”

•

Under our annual long-term incentive program, we granted long-term cash and equity awards that link the interests of our executives with those of our stockholders. The long-term award grant values for all of our named executive officers was increased to better align to market comparisons, individual performance and to promote retention. For 2022, the long-term incentive awards were composed of 50% restricted stock units (“RSUs”) subject to time-based vesting, 25% RSUs subject to performance-based vesting (“PSUs”) and 25% performance-based cash. See “—2022 Compensation Review and Decisions.”

•	Based on the Company’s financial results for 2022, our NEOs earned:

¡

PBP awards at 91% of target, based on Adjusted Total Revenue, Adjusted EBITDA and MGO + New Product Revenue reflecting our performance against challenging market and economic conditions and overall Company goals. MGO + New Product Revenue is composed of total core MoneyGram Online Revenue through MGO—only branded sites plus Revenue derived from new products. See “—2022 Compensation Review and Decisions.”

¡

Long-term incentive awards at 100% of target, reflecting our performance against challenging market and economic conditions and overall Company goals based on Adjusted Total Revenue and Adjusted EBITDA. See “—2022 Compensation Review and Decisions.”

Executive Compensation Philosophy and Program Design

MoneyGram and the Board are committed to ensuring that our executive compensation program is effectively designed to attract, motivate and retain top executive and managerial talent. We give substantial weight to performance-based compensation by making a significant portion of our executive officers’ total compensation “at-risk” and based on the achievement of our corporate goals and the value of our stock price.

Our compensation program has been designed with the following objectives in mind:

Overall Objectives

•	Motivate our executives to:

¡	Perform at a high level with the utmost integrity and accountability.

¡	Support growth and long-term value creation for our stockholders.

•	Align the interests of our executives with those of our stockholders.

•	Position the Company to compete effectively in recruiting high-caliber, experienced leaders instrumental to the Company’s long-term success.

•	Support the retention of the Company’s executives who are critical to executing the Company’s strategy for value creation.

•	Discourage excessive and imprudent risk-taking and encourage legal and regulatory compliance consistent with our business model and strategies.

Pay Mix Objectives

•

Pay our employees: (1) competitively relative to the marketplace for talent in which we operate; and (2) equitably relative to one another based on job scope and impact, the capabilities and experience they possess and the performance they demonstrate by:

¡

Providing a mix of both fixed and variable (“at-risk”) compensation, each of which has a different time horizon and payout form (cash and equity), to retain our key executives and reward the achievement of annual and long-term performance in light of the current stage of the Company’s transformation, industry and regulatory environment.

Pay-For-Performance Objective

•	Provide a strong link between pay and performance by:

¡	Ensuring our compensation programs are consistent with, and supportive of, our short-term and long-term strategic, operating and financial objectives;

¡	Placing a significant portion of our executives’ compensation at-risk, with payouts dependent on the achievement of both corporate and individual performance goals, which are set annually by the HRNC;

¡	Encouraging balanced performance by employing multiple performance measures; and

¡	Applying judgment and reasonable discretion in making compensation decisions to avoid relying solely on formulaic program design, taking into account the current industry and regulatory environment.

Key Features of Our Executive Compensation Program

Consistent with our philosophy, it is MoneyGram’s goal to maintain an executive compensation program that is competitive, rooted in the principles of pay-for-performance and motivates our executives to build long-term stockholder value. To this end, the HRNC routinely evaluates our practices and programs with respect to executive compensation in an effort to identify any opportunities for improvement that might exist. The Company’s practices and programs include the following key features, each of which reinforces our executive compensation philosophy and objectives:

No Excise Tax Gross-Ups	We do not provide excise tax gross-ups.

No Tax Gross-Ups on Perquisites or Benefits

We do not provide tax gross-ups on perquisites or benefits except in the case of standard relocation benefits and expatriate income tax equalization benefits available to all similarly situated employees.

No Liberal Share Recycling

The Amended and Restated 2005 Omnibus Incentive Plan, as of May 6, 2020, which we refer to as the Omnibus Plan, does not allow “liberal share recycling,” or the reuse of those shares withheld or tendered in full or partial payment of the exercise price relating to an award or in connection with the satisfaction of tax obligations relating to an award.

Long-Term Incentive Grant Guidelines	The Company adheres to regular, annual grant guidelines, which guidelines have been reviewed and approved by the HRNC from time to time, as appropriate.

Clawback Policy

The Company may recover incentive compensation paid to an executive officer if it is later determined that the executive engaged in misconduct, acted in a manner contrary to the Company’s interest or breached a non-competition agreement. The Company also has an Incentive Compensation Recoupment or “Clawback” Policy that allows the Company, under certain circumstances, to “recoup” or “clawback” cash compensation paid pursuant to the PBP from employees who are found to have committed a material violation of the law or engaged in improper conduct that is materially non-compliant with any company policy and results in pecuniary or reputational harm to the Company. Such improper conduct may include, among other things, fraud, money laundering, bribery, corruption, willful misconduct, contribution to compliance failures or violation of other policies, including contributing to a restatement of financial results. This policy also provides that employees who are found to have engaged in any such improper conduct may be required to forfeit any entitlement to and be ineligible for any annual cash incentive compensation pursuant to the PBP for that year.

Stock Ownership Guidelines

The Company maintains Stock Ownership Guidelines applicable to executive officers as well as to our non-employee directors. We fundamentally believe that stock ownership guidelines serve to align the interests of management and non-employee directors with those of our stockholders by requiring executives and directors to acquire and maintain a meaningful equity position in the Company, which, in turn, supports the Company’s objective of building long-term stockholder value.

Prohibition on Pledging and Hedging

The Company’s insider trading policy prohibits the Company’s employees, including its executive officers and directors from pledging the Company’s securities or engaging in certain forms of hedging or short-term speculative trading of the Company’s securities, including, without limitation, short sales or put or call options involving the Company’s securities. We also prohibit certain employees, officers and directors from pledging MoneyGram securities as collateral for loans (including margin loans).

Significant Portion of Total Compensation is Variable and Performance- Based

For 2022, approximately 88.5% of our CEO’s total target compensation, and between approximately 78% and 80% of the total target compensation of our other NEOs was variable and dependent upon performance of both the individual and the Company. The HRNC employs a framework to assess our performance on an absolute basis relative to our goals and objectives, which goals are designed to support our Board-approved business and financial plans; and on our progress against strategic initiatives.

Maximum Compensation Limits	All of our incentive plans provide for maximum payout limits or “caps.”

Annual Risk Assessment

At least annually, the HRNC performs a risk assessment of our executive compensation arrangements to assess the relationship between the Company’s risk management policies and practices and our compensation program and to ensure that our program does not motivate our executives to take excessive or unnecessary risks.

Long-Term Incentive Awards with Performance and Service Based Vesting

The outstanding long-term incentive awards held by our NEOs include a combination of (i) time-vested RSUs, which promote long-term retention; (ii) PSUs, which are earned only on the basis of achieving certain performance targets over the specified performance periods; (iii) performance-based long-term cash awards; and (iv) stock options, which deliver value only to the extent that our stock appreciates in value between the grant and exercise dates, ensuring that our executives benefit only if our stockholders benefit.

Snapshot: How Compensation Is Delivered to Our NEOs (Pay Mix)

Total direct compensation of our NEOs for 2022 is composed of the following:

CORE COMPENSATION ELEMENT	UNDERLYING PRINCIPLE	DESCRIPTION

Base Salary	To provide a competitive level of fixed compensation that serves to attract and retain high-caliber talent and is predicated on responsibility, skills and experience.	Base salaries are generally reviewed annually and may be modified on the basis of merit, promotion, internal equity considerations and/or market adjustments.

Annual Cash Incentive Award	To reward achievement of corporate, business unit (where applicable) and individual NEO goals and contributions to the Company.	Drive Company and business unit results. Based on objective performance metrics, but also allows the HRNC to apply discretion in considering quantitative and qualitative performance.

Long-Term Incentive Awards	To promote the recruitment and retention of our NEOs, to reward performance that drives stockholder value creation and to align the interests of our management team with those of our stockholders.

Drive Company performance and align interests of NEOs with those of stockholders. In 2022, long-term incentive awards were delivered to our NEOs in a combination of time-vested RSUs, PSUs and performance-based cash awards.

Role of the Human Resources and Nominating Committee

Currently, the HRNC consists of three members of the Board, all of whom qualify as independent under SEC standards and Nasdaq listing standards, including the Chairman of the HRNC. The primary goal of the HRNC is to assist the Board in fulfilling its oversight responsibilities related to setting, monitoring and implementing the Company’s compensation philosophy, strategy and programs. In discharging its duties, the HRNC works very closely with its independent compensation consultant, and management to examine pay and performance matters throughout the year. For 2022, in determining the compensation of the NEOs other than the CEO, the HRNC considered the recommendations of the CEO, which are based primarily on Company and individual performance as well as competitive market data.

In 2022, the HRNC’s review process considered a variety of factors in determining base salary levels, annual incentive opportunities and long-term incentive opportunities for incumbent executives, including, among others, performance, potential, position, scope and market rates.

Role of the Compensation Consultant

The HRNC engaged Pearl Meyer during 2022 as MoneyGram’s independent compensation consultant to assist and advise the HRNC on all aspects of the Company’s executive and non-employee director compensation programs and corporate governance. Pearl Meyer attended or participated by teleconference in all meetings of the HRNC in 2022. Pearl Meyer provided no other services to MoneyGram in 2022. The services that Pearl Meyer provided during 2022, and currently provides to the HRNC include:

•	Reviewing and advising regarding the Company’s compensation philosophy, strategy and program.

•

Providing advice and counsel on best practices in compensation and corporate governance and keeping the Company and the HRNC apprised of trends, developments, legislation and regulations affecting executive and director compensation.

•	Providing and analyzing competitive market compensation data.

•	Analyzing the effectiveness of executive compensation programs and making recommendations, as appropriate.

•	Assisting in the design and negotiation of executive employment agreements, as applicable.

•	Analyzing the appropriateness of the Compensation Peer Group.

•	Evaluating how well our compensation programs adhere to the philosophies and principles stated in this CD&A.

•	Providing advice and counsel on non-employee directors’ compensation.

Compensation Consultant Conflict of Interest Assessment:    As required by rules adopted by the SEC under Dodd-Frank, the HRNC assessed all relevant factors and determined that the work of Pearl Meyer did not raise any conflict of interest in 2022. In making this determination, the HRNC considered all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act.

Role of the CEO

In making determinations regarding compensation for our NEOs other than the CEO, the HRNC considers the recommendations of the CEO and the input received from its independent compensation consultant. The CEO recommends compensation for NEOs other than the CEO. In making these recommendations, the CEO evaluates the performance of each executive, considers each executive’s responsibilities and compensation in relation to other officers of the Company, and considers publicly available information regarding the competitive marketplace for talent, survey data and other information provided to him by the Company and information provided to the HRNC by its independent compensation consultant.

The HRNC reviews and recommends to the independent members of the Board the compensation of the CEO without management input and is assisted in this determination by its independent compensation consultant. Compensation decisions relating to the CEO are approved by the independent members of the Board, after considering the recommendation of the HRNC. In accordance with Nasdaq listing standards, the CEO is not present during deliberations or voting on his compensation.

Mitigation of Excessive Risk-Taking

The HRNC oversees the Company’s executive compensation program, including the design of the program and whether it appropriately balances risk taking and short-term and long-term incentives. The HRNC meets periodically to review the risk assessment of the Company’s compensation arrangements and reviews and discusses (at least annually) the relationship between risk management policies and practices and compensation. The HRNC believes that our executive compensation program does not encourage excessive and unnecessary risk-taking that would be reasonably likely to have a material adverse effect on the Company. Key factors in mitigating any risks associated with the Company’s compensation programs and practices are outlined below. The HRNC may also consider recommendations from the Audit Committee regarding risks and risk mitigation.

Balanced Weighting of Performance Metrics in Incentive Compensation Programs

The Performance Bonus Plan, or “PBP,” (also referred to herein as the annual cash incentive plan), and the Omnibus Plan use a balanced weighting of multiple performance measures and metrics to determine incentive payouts to our executives and other bonus-eligible employees. This discourages excessive risk-taking by eliminating any inducement to over-emphasize one goal to the detriment of others. The awards to our NEOs under the annual cash incentive plan and the Omnibus Plan are discussed in detail below under “Performance Bonus Plan” and “Long-Term Incentives.”

Stock Ownership Guidelines for Executives

The Company believes that ownership guidelines serve to align the interests of management with those of stockholders by requiring executives to acquire and maintain a meaningful equity position in the Company, which, in turn, supports the Company’s objective of building long-term stockholder value. Furthermore, the Company believes that ownership of equity mitigates the risk of executive actions that could potentially damage or destroy equity value.

Our long-standing stock ownership guidelines were established for executive officers to encourage them to have a long-term equity stake in MoneyGram, align their interests with stockholders and mitigate potential compensation-related risk. The guidelines provide that each executive officer must hold a multiple of his or her annual base salary in MoneyGram stock as reflected below:

POSITION	OWNERSHIP GUIDELINE

CEO	5x Base Salary

Executive Leadership Team Members (which includes all other NEOs)	3x Base Salary

Each covered officer is expected to achieve these levels of ownership within five years of their first becoming eligible to participate in the Omnibus Plan. Additionally, if an executive receives a promotional salary increase during this time, the HRNC, in its discretion, may extend that executive’s time to meet the ownership requirements by one year. Failure to meet or, in certain circumstances, to show sustained progress toward meeting, the above ownership guidelines may result in a reduction in future long-term incentive equity grants, and/or payment of future annual and/or long-term cash incentive payouts in the form of equity, at the discretion of the HRNC.

To determine the value of each officers’ equity ownership, and for the purposes of satisfying the ownership guidelines, the following forms of equity will be included in the value calculation: shares owned by the executive, his or her spouse and/or minor children, whether owned outright or in trust; any time-based restricted stock or RSUs awarded; any PSUs awarded for which the performance criteria have been achieved; any vested, in-the-money stock options; and any stock held for the incumbent’s benefit in any pension or 401(k) plans. As of the date of this Amendment No. 1, all NEOs have met their guideline.

Policy Regarding Trading in Company Stock; Hedging

We maintain policies and procedures for transactions in the Company’s securities that are designed to ensure compliance with applicable insider trading rules. The Company’s policies and procedures also prohibit all of our employees, officers and directors from purchasing financial instruments, including prepaid variable forward contracts, equity swaps, collars and exchange funds, designed to hedge or offset any decrease in market value of Company securities held by them. We also prohibit certain employees, officers and directors from pledging MoneyGram securities as collateral for loans (including margin loans) and engaging in short-term speculative trading of the Company’s securities, including, without limitation, short sales or put or call options involving the Company’s securities.

Clawback Policy

The Company’s incentive compensation award agreements and annual cash incentive plan provide that the HRNC may seek reimbursement of incentive compensation paid to a NEO or other executive if it is later determined that he or she engaged in misconduct, acted in a manner contrary to the Company’s interest or breached a non-competition agreement. To date, the HRNC has not exercised this right with respect to any plan award previously paid.

The Company has also adopted an Incentive Compensation Recoupment or “Clawback” Policy, which provides that:

•

The Company may “recoup” or “clawback” cash incentive compensation paid pursuant to the PBP from employees later determined to have committed a material violation of the law or engaged in improper conduct that is materially non-compliant with any company policy and results in pecuniary or reputational harm to the Company., including contributing to a restatement of financial results. Such improper conduct may include, among other things, fraud, money laundering, bribery, corruption, willful misconduct, contribution to compliance failures or violation of other policies, including contributing to a restatement of financial results.

•

Certain employees, including the NEOs, who are found to have engaged in such improper conduct may be required to forfeit any entitlement to and be ineligible for any annual cash incentive compensation pursuant to the PBP for that year.

Peer Group Selection and Competitive Benchmarking

Our executive compensation program is designed to reward achievement of goals and to attract, retain and motivate our leaders in a competitive talent market. The HRNC examines the executive compensation of a group of peer companies (our “Compensation Peer Group”) to stay current with market pay practices and trends, and to understand the competitiveness of our total compensation and its various elements. The

HRNC reviews at least annually the Compensation Peer Group to confirm that it includes companies that are comparable to MoneyGram based on industry focus, scope of operations, size (based on revenues) and the competitive marketplace for talent. We use this data solely for informational purposes and do not target a specific percentile or make significant pay decisions based on market data alone. Although we believe this information can be helpful, we recognize that benchmarking is not always reliable and is subject to significant change from one year to the next—particularly for companies in the financial services industry. As a result, we use both Company and individual performance as primary drivers of pay levels, as opposed to market data.

The following 14 companies in the table below made up the Compensation Peer Group that the HRNC considered in its compensation decisions made through July 2022:

Compensation Peer Group

ACI Worldwide, Inc.	Euronet Worldwide, Inc.	Jack Henry & Associates, Inc.

CSG Systems International, Inc.	Exela Technologies, Inc.	Shift4 Payments, Inc.

CURO Group Holdings Corp.	FLEETCOR Technologies, Inc.	The Western Union Company

Elevate Credit, Inc.	Green Dot Corporation	WEX Inc.

Enova International, Inc.	IDT Corporation

The HRNC decided upon this peer group after consultation with its compensation consultant and primarily based its decision upon criteria including business alignment, industry relevance and competition for executive talent. While the companies in the Compensation Peer Group are generally larger than we are in terms of market capitalization and revenue, we believe this peer group composition is appropriate in light of the importance we ascribe to providing competitive pay opportunities sufficient to attract and retain the talented executives needed to lead the Company.

Following a review and recommendation from the HRNC’s independent compensation consultant, the HRNC determined in July 2022 to remove Exela Technologies and Elevate Credit and add Evertec and EVO Payments to the Compensation Peer Group. The HRNC utilized this revised Compensation Peer Group in connection with its compensation decisions through the remainder of 2022.

CEO Performance and Pay

Under Mr. Holmes’s leadership in 2022, the Company made significant progress toward its long-term goals. The following were some of the significant accomplishments achieved during 2022:

•	Achieved total revenue of $1,310.1 million on a reported basis during the year;

•	Adjusted EBITDA was $217.4 million (see Annex A for information regarding EBITDA and Adjusted EBITDA, including a reconciliation thereof to pre-tax income).

The HRNC assessed Mr. Holmes’s 2022 compensation consistent with our overall compensation strategy. In light of the achievements described above, the HRNC believes that the resulting total target compensation of $7.035 million was the appropriate level of compensation for Mr. Holmes during the year. Mr. Holmes’s total target compensation for 2022 increased from 2021 and was made up of $925,000 in base salary, $1,110,000 in annual cash incentive, and a long-term incentive award with a grant date value of $6,000,000. Approximately 88.5% of Mr. Holmes’s total target compensation was variable. The following chart shows the target total direct compensation mix for Mr. Holmes’s 2022 compensation.

2022 Compensation Review and Decisions

As discussed above under “—Peer Group Selection and Competitive Benchmarking,” we base our annual compensation decisions upon Company and individual performance as it relates to our goals and objectives. We believe this approach further strengthens the relationship between pay and performance for our senior executives.

Overview of 2022 Total Direct Compensation for our CEO and our other NEOs

COMPENSATION ELEMENT	WHAT IT DOES	HOW IT’S SET/LINKS TO PERFORMANCE

Base Salary	• Provides competitive fixed compensation • Balances risk-taking concerns with pay for performance	• Job scope and impact, experience and capability, market compensation levels

Annual Cash Incentive	• Provides a competitive annual incentive opportunity • Aligns with individual business unit (where appropriate) and Company performance

•  Payout range: 0%—200% of target

•  Based on achievement of financial goals (Adjusted Total Revenue, Adjusted EBITDA and MGO + New Product Revenue)

•  Risk/control and compliance goals

•  Based on objective performance metrics

Time-based RSUs	• Promotes executive retention • Aligns executives’ interests with those of stockholders, as value of an executive’s grant increases only if the Company’s stock price increases	• Vest in three equal installments on each anniversary of the grant date

Performance-Based Cash	• Performance-based vesting aligns executives’ interests with the interests of our stockholders • Rewards performance that drives stockholder value creation

•  Payout range: 0%—150% of target

•  Performance period: 2022

•  Targets based 25% on Adjusted Total Revenue and 75% on Adjusted EBITDA

•  Vests in three equal installments on each anniversary of the grant date, subject to satisfaction of performance conditions

PSUs

•  Performance-based vesting aligns executives’ interests with the interests of our stockholders

•  Rewards performance that drives stockholder value creation

•  Aligns executives’ interests with those of stockholders, as value of an executive’s grant increases only if the Company’s stock price increases

•  Payout range: 0%—150% of target

•  Performance period: 2022

•  Targets based 25% on Adjusted Total Revenue and 75% on Adjusted EBITDA

•  Vests in three equal installments on each anniversary of the grant date, subject to satisfaction of performance conditions

Base Salary

Base salary decisions for 2022 were determined by the HRNC based on the following factors:

•	Recommendations from the CEO (for NEOs other than the CEO);

•	Performance achievement (both Company and individual) relative to goals and objectives;

•	Scope and impact of each role and changes in job responsibility (in particular with respect to promotional increases);

•	Internal pay equity considerations; and

•	Peer group data.

Having considered these factors, the HRNC approved a base salary increase for Mr. Villaseñor and Brian Johnson in 2022 while base salaries for all other named executive officers remained the same:

NAMED EXECUTIVE	BASE SALARY INCREASE (OR		Base Salary at Year End (Annualized Rate)		EFFECTIVE DATE	RATIONALE FOR CHANGE
	DECREASE)		2021	2022

W. Alexander Holmes	0%	$0	$925,000	$925,000	N/A	N/A

Brian Johnson	33.1%	$112,000	$338,000	$450,000	N/A	Promotion, Market Adjustment

Lawrence Angelilli	0%	$0	$475,000	$475,000	N/A	N/A

Grant Lines	0%	$0	$465,000	$465,000	N/A	N/A

Robert L. Villaseñor	3.3%	$15,000	$450,000	$465,000	N/A	Expanded Responsibilities, Market Adjustment, Performance

Andres Villareal	0%	$0	$435,000	$435,000	N/A	N/A

Performance Bonus Plan

The PBP provides for annual cash incentive awards based on overall Company performance and individual performance and contribution. The HRNC sets specific performance objectives for the Company under the annual cash incentive plan.

Award Levels

In February 2022, the HRNC reviewed the annual incentive targets for each NEO to ensure that the Company is competitive under this element of compensation, and no changes were made based on such review. Consistent with our compensation objectives, as an executive assumes greater responsibility within the Company, a larger portion of his or her compensation is “at-risk” and tied to the achievement of Company and individual performance goals.

Having considered these factors, the HRNC approved an annual incentive target increase for Mr. Johnson in 2022 while annual incentive targets for all other named executive officers remained the same:

	ANNUAL INCENTIVE TARGET AS A PERCENT OF BASE SALARY AS OF:

NAMED EXECUTIVE	12/31/2021	12/31/2022

W. Alexander Holmes	120%	120%

Brian Johnson	50%	80%

Lawrence Angelilli	80%	80%

Grant Lines	80%	80%

Robert L. Villaseñor	70%	80%

Andres Villareal	70%	80%

Each NEO’s actual annual cash incentive award for 2022 was based on the Company’s achievement of annual financial results relative to performance objectives established by the HRNC. In setting these goals, the HRNC considers input from management on all NEOs except for the CEO.

2022 Performance Objectives

Under the annual cash incentive plan, the HRNC sets specific performance objectives for the Company, as well as threshold, target and maximum payout levels predicated on actual achievement, in accordance with the funding formula set forth below (with straight-line interpolation between levels).

	THRESHOLD	TARGET	MAXIMUM

Performance Achievement	85%	100%	115%

Payout	50%	100%	200%

For 2022, the HRNC approved Adjusted Total Revenue, Adjusted EBITDA and MGO + New Product Revenue (each as defined below), on a constant currency basis, as the performance measures governing annual incentive payouts. In setting these goals, the HRNC considered target Company performance under the challenging Board-approved annual operating plan. The targets were designed to be challenging while recognizing business and broader economic uncertainties existing at the time the goals were established, including continued global macroeconomic and consumer headwinds.

PERFORMANCE MEASURES ($ IN MILLIONS)	WEIGHT	THRESHOLD	TARGET	MAXIMUM	2022 RESULTS		2022 PAYOUT RESULTS BY MEASURE(1)

Adjusted Total Revenue	25%	$1,177.3	$1,385.0	$1,592.8	$1,363.6	(3)	100%

Adjusted EBITDA(2)	50%	$204.0	$240.0	$276.0	$233.6	(4)	99.4%

MGO + New Product Revenue	25%	$229.5	$270	$310.5	$239.2	(5)	64.3%
(1)	Represents payout (as a percentage of target) on each respective performance measure under application of the funding formula presented above.

(2)	Adjusted EBITDA is EBITDA excluding restructuring and reorganization costs, legal and contingent matter costs, stock-based compensation costs, merger-related costs, severance and related costs.

(3)	Reflects constant currency Adjusted Total Revenue. Reported total revenue was $1,310.1 million which was adjusted by $53.5 million to reflect the impact from changes in exchange rates.

(4)	Reflects constant currency Adjusted EBITDA. Reported Adjusted EBITDA was $217.4 million, which was adjusted by $16.2 million to reflect the impact from changes in exchange rates.

(5)	Reflects MGO + New Product Revenue as previously defined.

2022 Actual PBP Payouts

Based on the results achieved and the relative weighting of each performance objective (as shown in the table above), the 2022 level of performance achievement for the annual cash incentive plan pool was 91% of target. The Company’s actual performance on MGO + New Product Revenue under-achieved against the pre-established target under the plan which contributed to the below-target payout result.

All annual cash incentive payouts were approved by the HRNC.

NAMED EXECUTIVE	ANNUAL CASH INCENTIVE AS A PERCENT OF TARGET(1)

W. Alexander Holmes	91%

Brian Johnson	91%

Lawrence Angelilli	91%

Grant Lines	91%

Robert L. Villaseñor	91%

Andres Villareal	91%
(1)	Represents a percentage comparison between the actual cash incentive amount paid to the NEO and such NEO’s target payout amount.

Long-Term Incentives

Annual Long-Term Incentive Award Guidelines and 2022 Long-Term Incentive Grants

We typically make annual long-term incentive awards to the NEOs each year in order to reward performance that drives stockholder value creation and aligns the interests of our management team with those of our stockholders. Long-term incentive awards are granted under our Omnibus Plan, which provides for a variety of different awards, including RSUs and performance awards.

The HRNC regularly reviews the Company’s annual long-term incentive grant guidelines, pursuant to which annual grant multiples are set for the NEOs. The equity grant guidelines for 2022, expressed as a dollar amount, are set forth below. The guideline range for our NEOs was expanded in 2022 to recognize the competitive market within which we compete for executive talent and additional responsibilities assumed by our NEOs.

LEVEL	DOLLAR AMOUNT

W. Alexander Holmes	$6,000,000

Brian Johnson	$1,400,000

Lawrence Angelilli	$1,300,000

Grant Lines	$1,300,000

Robert L. Villaseñor	$1,400,000

Andres Villareal	$1,200,000

The HRNC determines the allocation between award types and sets the vesting criteria at the time of each grant. For 2022, the HRNC approved the allocation of the value of annual long-term incentive awards to be 50% time-based RSUs, 25% PSUs and 25% performance-based cash awards. Our decisions relating to equity awards are primarily influenced by the need to recruit and retain certain NEOs as well as to align the interests of the NEOs with those of our stockholders. Time-based RSUs vest in three equal installments on each anniversary of the grant date. PSUs are subject to a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the PSUs are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date. The vesting criteria for the time-based RSU awards were developed to retain key executives. The vesting criteria for the PSUs serve to motivate the creation of stockholder value and retain key executives. The performance-vesting criteria for the performance-based cash awards serve to motivate the creation of stockholder value.

The table below sets forth the total value of performance-based cash awards and total number of time-based RSUs and PSUs granted to each NEO during 2022 in connection with annual long-term incentive awards:

			AWARD SPLIT AMONG

NAMED EXECUTIVE	DATE OF GRANT	TOTAL GRANT DATE VALUE ($)	Performance- Based Cash ($)	Time-Based RSUs (#)	PSUs (#)

W. Alexander Holmes	2/16/2022	$6,000,000	$1,500,000	279,070	139,535

Brian Johnson	2/16/2022	$1,000,000	$250,000	52,326	26,163

Brian Johnson	10/03/2022	$400,000	$100,000	19,287	9,644

Lawrence Angelilli	2/16/2022	$1,300,000	$325,000	60,466	30,233

Grant Lines	2/16/2022	$1,300,000	$325,000	60,466	30,233

Robert L. Villaseñor	2/16/2022	$1,400,000	$350,000	65,117	32,559

Andres Villareal	2/16/2022	$1,200,000	$300,000	55,814	27,907

For the performance-based cash awards and PSUs, the HRNC approved 2022 Adjusted Total Revenue and Adjusted EBITDA (as defined above for the PBP) as the performance measures, each on a constant currency basis and as provided in the table below.

PERFORMANCE MEASURES ($ IN MILLIONS)	WEIGHT	THRESHOLD	TARGET	MAXIMUM	2022 RESULTS	2022 PAYOUT RESULTS BY MEASURE(1)

Adjusted Total Revenue	25%	$1,177.3	$1,385.0	$1,592.8	$1,363.6	100%

Adjusted EBITDA	75%	$204.0	$240.0	$276.0	$233.6	99.4%

(1)	Represents payout (as a percentage of target) on each respective performance measure under application of the funding formula presented below.

Threshold, target and maximum payout levels for the performance-based cash awards and the number of PSUs that are earned are predicated on actual achievement, in accordance with the funding formula set forth below (with straight-line interpolation between levels). Once earned, the performance-based cash awards and PSUs vest in three equal installments on each anniversary of the grant date.

	THRESHOLD	TARGET	MAXIMUM

Performance Achievement	85%	100%	115%

Payout	50%	100%	200%

Actual Performance-Based Cash Award Payouts

After a milestone year where we expanded our digital footprint by launching new products and services, engaged in partnerships with some of the top global fintechs and introduced our leading digital capabilities to additional markets around the world, actual performance levels resulted in the target 100% payout achievement level.

Other Compensation

In addition to the components of total direct compensation for 2022 described above, a portion of our NEOs’ compensation includes other market competitive, non-variable compensation and benefits. These other compensation and benefit elements aid us in being able to recruit more effectively and to retain highly qualified executive talent while competing with other companies that offer similar programs.

Retirement Benefits and Deferred Compensation

MoneyGram does not provide any form of pension or deferred compensation for executive officers, other than a 401(k) plan. The 401(k) plan is the Company’s primary retirement plan for U.S. employees, including NEOs. The 401(k) plan is a defined contribution plan that allows employees whose customary employment is for 1,000 hours or more per year to defer up to 50% of their eligible compensation on a pre-tax or post-tax basis subject to limitations under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). MoneyGram matches 100% of the first three percent and 50% of the next two percent of compensation deferred by an eligible employee. Employer contributions are invested according to a participant’s investment election for employee contributions. Employee contributions and the employer match are immediately 100% vested.

Severance Benefits

A discussion of the Company’s severance benefits for the NEOs is set forth below under “Executive Employment Agreements” and “Other Agreements.”

Perquisites and Personal Benefits

MoneyGram provides limited perquisites to executive officers on a case-by-case basis. No such perquisites were awarded to NEOs in 2022.

Employment and Other Agreements

Executive Employment Agreements

MoneyGram currently maintains an employment agreement with Mr. Holmes, our CEO. None of our other NEOs has an executive employment agreement.

W. Alexander Holmes

On March 2, 2018, the Company entered into an amended and restated employment agreement with Mr. Holmes (the “A&R Holmes Employment Agreement”), effective as of January 1, 2018, which amended and restated the original employment agreement with Mr. Holmes, dated July 30, 2015.

The A&R Holmes Employment Agreement provides that Mr. Holmes shall receive an annual base salary of $825,000 during the term of his employment pursuant to such agreement, which amount is subject to annual review and may be increased, but not decreased, without Mr. Holmes’s consent. During 2022, Mr. Holmes’s base salary was $925,000. During the term of his employment pursuant to the A&R Holmes Employment Agreement, Mr. Holmes shall be eligible to participate in the Company’s annual cash incentive plan, and shall be eligible to receive a target annual bonus equal to 120% of his base salary and a maximum annual bonus equal to two times his target bonus if the Company’s performance exceeds targeted levels. Also, during the term of his employment pursuant to the A&R Holmes Employment Agreement, Mr. Holmes shall participate in the Omnibus Plan and shall receive an annual grant of equity or equity-based awards with an aggregate grant date fair market value equal to at least five times his annual base salary in effect at the time of grant, if the Company makes grants of such awards to other senior executive officers of the Company.

The A&R Holmes Employment Agreement provides that, during the term of his employment pursuant to such agreement, if Mr. Holmes is terminated without “cause” or resigns for “good reason” (each as defined in the A&R Holmes Employment Agreement), he shall receive, among other accrued benefits, the following: (i) a pro-rata portion of his bonus under the annual cash incentive plan for the fiscal year in which termination occurs, subject to the Company’s actual performance achievement; (ii) an aggregate payment of two times the sum of (a) his annual base salary and (b) his target bonus under the annual cash incentive plan; (iii) continuation of health and life insurance coverage for up to two years; and (iv) with respect to equity or equity-based awards held by Mr. Holmes on the date of termination, continued eligibility to vest on a pro-rata basis based on the Company’s actual performance achievement (for awards subject to performance-based vesting criteria), acceleration of the portion that would have vested on the next regularly-schedule vesting date or, if termination is within forty-five days from the next regularly-scheduled vest date, then acceleration of the portion that would have vested on the next two regularly-scheduled vesting dates (for awards subject to solely time-based vesting criteria) and an extended exercise period for an award of options that is or becomes vested on the date of termination. If Mr. Holmes is terminated during the term of his employment pursuant to the A&R Holmes Employment Agreement due to death or “disability” (as defined in the A&R Holmes Employment Agreement), he shall receive, among other accrued benefits, the payments and benefits described in clause (i) of the preceding sentence.

The A&R Holmes Employment Agreement also provides that if Mr. Holmes’s employment is terminated by the Company without cause or by Mr. Holmes for good reason, in each case, within the 24-month period immediately following a change in control, then, in addition to the payments and benefits described in clauses (i), (ii) and (iii) in the paragraph above, each equity or equity-based award and long-term performance-based cash award held by Mr. Holmes on the date of such termination shall become immediately vested in full on the date of termination (at 100% of the applicable target level in the case of any award then subject to performance-based vesting).

Other Agreements

Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement

Each of the NEOs, other than Mr. Holmes, whose trade secret, confidentiality and post-employment restriction provisions were included in his employment agreement, has entered into an Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement. Under these agreements, each NEO agrees to confidentiality and non-disparagement obligations that extend indefinitely. In addition, under these agreements, each NEO agrees to non-competition provisions with respect to certain competing businesses and non-solicitation restrictions with respect to employees and customer relationships for defined periods of time.

Severance Benefits

The Company maintains severance arrangements for all of its NEOs, the intended benefits of which are to provide financial protection in the event of a termination that could disrupt the careers of the NEOs. The severance benefits allow the NEOs to focus on corporate performance and maximizing value for the benefit of stockholders in the event of a change of control or other potential termination of employment by providing an economic means for the NEO to transition away from the employment with the Company. Participation by an NEO in any plan or agreement requires the approval of the HRNC. For a description of the Company’s severance agreements, see below and also “Potential Payments Upon Termination or Change Of Control” in this Amendment No. 1.

Severance Agreements

Each of the NEOs, other than Mr. Holmes, whose severance provisions were included in his employment agreement, has entered into an individual severance agreement with the Company. These individual severance agreements, the form of which was most recently amended and restated on May 8, 2019, provide for severance benefits in the event that an NEO’s employment is terminated at any time by the Company without “cause” or without cause or for “good reason” within the 24-month period following a “change in control” (each quoted term as defined in the severance agreements). The severance agreements do not provide for severance benefits solely in the event of a change in control.

If an NEO is terminated without cause, the severance agreements provide for severance in an amount equal to one year of the NEO’s annual base salary payable in equal installments over the twelve-month period following the date of termination, and, provided the Company achieves its applicable performance goals, a pro rata portion of the NEO’s annual incentive bonus for the year in which the termination occurs (not to exceed the NEO’s annual target incentive opportunity), payable in a lump sum when such cash bonuses are regularly paid. The severance provisions under these agreements become available to the respective NEO on or after the first anniversary of such person’s employment with the Company.

If an NEO is terminated without cause or resigns for good reason following the consummation of a change in control, in addition to the benefits described above, the severance agreements provide for full vesting (at 100% of the applicable target level for performance-based awards if termination occurs on or prior to the last day of the performance period) of any outstanding restricted stock unit awards or long-term performance-based cash awards (including any replacement awards or awards into which any such awards are converted into in connection with a change in control) held by the NEO on the date of termination.

PSU and Time-Based RSU Agreements

Pursuant to the terms of the PSU agreements for outstanding PSUs held by NEOs other than Mr. Holmes, if a participant is terminated for cause or resigns from the Company or any of its subsidiaries, all units subject to the award shall be forfeited. If a participant is terminated without cause or due to death or disability prior to completion of half of the performance period, all units subject to the award shall be forfeited. If a participant is terminated (1) without cause or due to death or disability after completion of half of the performance period but on or prior to the last day of the performance period, one-third of the units will vest based on actual performance determined after the completion of the performance period, and all unvested units will be forfeited, or (2) following the last day of the of the performance period, the units subject to the next vesting installment will vest and all other unvested units will be forfeited. In the event that the units are assumed or otherwise replaced in connection with a change in control, and a participant’s employment is terminated without cause or a participant terminates his or her employment for good reason, in each case within the 12-month period immediately following such change in control, then, if the termination occurs on or prior to the last day of the performance period, the units will vest at the target level and, if the termination occurs after the end of the performance period, all remaining installments will vest.

Pursuant to the terms of the agreements for outstanding time-based RSUs held by NEOs other than Mr. Holmes, if a participant is terminated for cause or resigns from the Company or any of its subsidiaries, any units that are not vested as of such date will be forfeited. If a participant is terminated without cause or due to death or disability, then the number of units that would have vested during the 12-month period following the termination date will vest as of the termination date. In the event the units are assumed or otherwise replaced in connection with a change in control and a participant’s employment is terminated without cause or a participant terminates his or her employment for good reason, in each case within 12 months following such change in control, then all unvested units will vest as of the termination date.

Pursuant to the terms of the PSU agreements for outstanding PSUs held by Mr. Holmes, if he is terminated for cause or he resigns other than for good reason, any units that are not vested as of such date shall be forfeited. If Mr. Holmes is terminated without cause or he resigns for good reason prior to completion of half of the performance period, then a prorated number of units will vest based on actual performance determined after completion of the performance period, and all unvested units will be forfeited. If Mr. Holmes is terminated due to death or disability prior to completion of half of the performance period, all units subject to the award shall be forfeited. If Mr. Holmes is terminated without cause or due to death or disability, or he resigns for good reason (1) after completion of half of the performance period but on or prior to the last day of the performance period, then one-third of the units will vest based on actual performance determined after the completion of the performance period, and all unvested units will be forfeited, or (2) following the last day of the of the performance period, then the units subject to the next vesting installment will vest and all other unvested units will be forfeited. In the event that the units are assumed or otherwise replaced in connection with a change in control, and Mr. Holmes’s employment is terminated without cause or he resigns for good reason, in each case within the 12-month period immediately following such change in control, then, if the termination occurs on or prior to the last day of the performance period, the units will vest at the target level and, if the termination occurs after the end of the performance period, all remaining installments will vest.

Pursuant to the terms of the agreements for outstanding time-based RSUs held by Mr. Holmes, if he is terminated for cause or he resigns other than for good reason, any units that are not vested as of such date will be forfeited. If Mr. Holmes is terminated without cause or due to death or disability, or he resigns for good reason, then the number of units that would have vested during the 12-month period following the termination date will vest as of the termination date. In the event the units are assumed or otherwise replaced in connection with a change in control and Mr. Holmes’s employment is terminated without cause or he resigns for good reason, in each case within 12 months following such change in control, then all unvested units will vest as of the termination date.

The treatment of certain RSUs granted to the NEOs other than Mr. Homes is also governed by the terms of the amended and restated severance agreements as described above under “—Other Agreements—Severance Agreements” and the treatment of certain RSUs granted to Mr. Holmes are also governed by the terms of his existing employment agreement as described above under “—Executive Employment Agreements—Alexander Holmes.”

Performance-Based Cash Award Agreements.

Pursuant to the terms of the performance-based cash award agreements for outstanding awards held by our NEOs other than Mr. Holmes, if a participant is terminated for cause or resigns from the Company or any of its subsidiaries, any amount of the award that is not vested as of such date shall be forfeited. If a participant is terminated without cause or due to death or disability prior to completion of half of the performance period, the total amount of the award shall be forfeited. If a participant is terminated without cause or due to death or disability (1) after completion of half of the performance period but on or prior to the last day of the performance period, then one-third of the award will vest based on actual performance determined after the completion of the performance period, and any unvested amount of the award will be forfeited, or (2) after completion of the performance period, then the portion of the award subject to the next vesting installment will vest, and any unvested amount of the award will be forfeited. If a participant is terminated without cause or for good reason, in each case with the 12-month period following a change in control, then, if the termination occurs on or prior to the last day of the performance period, the award will vest at the target level and, if the termination occurs after the end of the performance period, all remaining installments will vest.

Pursuant to the terms of the performance-based cash award agreements for outstanding awards held by Mr. Holmes, if he is terminated for cause or resigns other than for good reason, any amount of the award that is not vested as of such date shall be forfeited. If Mr. Holmes is terminated without cause or he resigns for good reason, prior to completion of half of the performance period, then a prorated portion of the award will vest based on actual performance determined after completion of the performance period, and any unvested portion of the award will be forfeited. If Mr. Holmes is terminated due to death or disability prior to completion of half of the performance period, the total amount of the award shall be forfeited. If Mr. Holmes is terminated without cause or due to death or disability, or he resigns for good reason (1) after completion of half of the performance period but on or prior to the last day of the performance period, then one-third of the award will vest based on actual performance determined after the completion of the performance period, and any unvested amount of the award will be forfeited, or (2) after completion of the performance period, then the portion of the award subject to the next vesting installment will vest, and any unvested amount of the award will be forfeited. If Mr. Holmes is terminated without cause or for good reason, in each case with the 12-month period following a change in control, then, if the termination occurs on or prior to the last day of the performance period, the award will vest at the target level and, if the termination occurs after the end of the performance period, all remaining installments will vest.

The treatment of the performance-based cash awards granted to the NEOs other than Mr. Homes is also governed by the terms of the amended and restated severance agreements as described above under “—Other Agreements—Severance Agreements” and the treatment of the performance-based cash awards granted to Mr. Holmes are also governed by the terms of his existing employment agreement as described above under “—Executive Employment Agreements—Alexander Holmes.”

Stock Option Agreements

We have not granted stock options to any NEO since 2014. Pursuant to the terms of the form stock option agreements for stock options awarded after November 2011, if an optionee’s employment is terminated for cause, any portion of the option that has not been exercised shall be immediately forfeited. If there is a change in control of the Company and the per share fair market value of the Company’s common stock on the occurrence of the change in control does not exceed the per share option price, then the option shall immediately terminate. However, if the fair market value exceeds the option price on the occurrence of the change in control, the Committee, in its sole discretion, may (1) provide the optionee reasonable time to exercise the option, (2) provide for the termination of the option in exchange for payment to the optionee of the excess of the (x) aggregate fair market value of the common stock issuable pursuant to the option over (y) the aggregate option price or (3) if the change in control involves a merger or consolidation with another company, provide for the assumption or substitution by the surviving entity or its parent of awards with substantially the same terms as the option.

The treatment of stock options granted to Mr. Holmes are governed by the terms of his existing long-term equity award agreements and the provisions of his existing employment agreement as described above under “—Executive Employment Agreements.” As of the date of this Amendment No. 1, all stock options previously awarded to Mr. Holmes have expired.

Annual Cash Incentive Plan

Pursuant to the terms of the annual cash incentive plan, in the event of a change of control, each participant in the plan shall be entitled to a pro rata bonus award calculated on the basis of achievement of the performance goals through the date of the change of control. In the event of a participant’s termination of employment to retirement, death or disability, the participant shall be eligible to receive a pro rata bonus award if bonus awards are paid by the Company.

Applicable Definitions

For purposes of the agreements described in this section entitled “—Other Agreements” and in the section entitled “—Executive Employment Agreements,” the terms listed below are defined as follows:

(i)

“cause” generally means (a) the executive has willfully refused to carry out the reasonable and lawful directions, within the executive’s control and responsibilities, of the Board or the person to whom the executive reports for 10 days following notice of such failure, (b) the executive has committed fraud or dishonesty in the performance of his or her duties, (c) the executive has committed an act constituting a felony, misdemeanor involving moral turpitude, or violation of federal securities laws, or the executive is indicted for a felony, (d) the executive has engaged in willful misconduct or gross negligence that could reasonably be expected to be injurious to our financial condition or business reputation, (e) the executive has materially breached our code of conduct or ethics or any other code of conduct in effect from time to time (to the extent applicable to the executive) resulting in a material adverse effect on us, or (f) the executive has breached an Employee Trade Secret Agreement, Confidential Information Agreement, Post-Employment Restriction Agreement, or other similar agreement resulting in an adverse effect on us.

(ii)

“good reason” generally means (a) a material reduction in the executive’s position or responsibilities, (b) a material reduction in the executive’s base salary or target bonus opportunity, except in connection with across-the-board compensation reductions of less than 10% applicable to similarly situated employees, or (c) a change in the geographic location of the executive’s place of work by more than 50 miles. The executive must notify us in writing of his or her intent to terminate employment with good reason within 60 days after the occurrence of an event, and we have a 30-day cure period to remedy such event after receipt of notice.

(iii)

“disability” generally means the executive’s physical or mental incapacity rendering the executive incapable of performing his or her duties or responsibilities with respect to us for an extended period of time.

(iv)

“change of control” generally means (a) a sale or other transfer of all or substantially all of our assets, (b) the transfer of more than 50% of our outstanding stock, or (c) the consummation of a merger, recapitalization or share exchange with another entity that results in a person obtaining 50% or more of our voting power; however, for purposes of the annual cash incentive plan, a “change of control” generally means (a) the acquisition by a person of 20% or more of our outstanding shares of common stock or of the voting power of the outstanding voting securities, (b) a change in the majority composition of our Board, (c) the consummation of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of our assets, or (d) our stockholders’ approval of a complete liquidation or dissolution.

Tax Deductibility

The Company’s ability to deduct compensation expense for federal income tax purposes is subject to the limitations of Section 162(m) of the Internal Revenue Code (the “Code”). Section 162(m) limits deductibility to $1 million for certain executive officers. Under the tax laws in effect before 2018, compensation that qualified as “performance-based compensation” under Section 162(m) was deductible without regard to this limitation. Effective for tax years beginning after December 31, 2017, the “Tax Cuts and Jobs Act of 2017” generally eliminated the performance-based exemption, subject to a special rule that grandfathers certain awards and agreements that were in effect on November 2, 2017. There are no such outstanding grandfathered awards payable to any of our NEOs.

While the HRNC is mindful of the limitation imposed by Section 162(m) of the Internal Revenue Code, it also recognizes that facts and circumstances may render compliance with those limitations inappropriate, at odds with the best interest of the Company or inconsistent with the then-prevailing competitive market conditions. In such event, the HRNC’s priority will be determining what is in the best interest of the Company and its stockholders rather than obtaining the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.

COMPENSATION COMMITTEE REPORT

The HRNC, which performs equivalent functions to a compensation committee, has reviewed and discussed with management the Compensation Discussion and Analysis and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Respectfully Submitted,

W. Bruce Turner (Chair)

Francisco Lorca

Antonio O. Garza

EXECUTIVE COMPENSATION TABLES

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis above, which sets forth the objectives of MoneyGram’s executive compensation and benefit programs.

2022 SUMMARY COMPENSATION TABLE

					Non-Equity
				Stock	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)

W. Alexander Holmes Chairman and Chief Executive Officer	2022	925,000	—	4,500,004	2,390,829	12,328	7,828,161
	2021	925,000	—	3,468,747	2,315,356	12,328	6,739,431
	2020	908,654	—	2,187,500	2,869,688	12,328	5,978,170

Brian Johnson Chief Financial Officer	2022	390,116	—	1,143,771	536,100	13,215	2,083,202

Lawrence Angelilli Executive Vice Chairman and Former Chief Financial Officer	2022	475,000		975,014	991,800	13,272	2,455,086
	2021	475,000	—	900,004	1,010,350	12,272	2,397,626
	2020	479,808	—	600,000	903,000	12,272	1,995,080

Grant Lines Chief Revenue Officer	2022	465,000	—	975,014	984,500	13,249	2,437,763
	2021	465,000	—	900,004	1,021,000	16,249	2,402,253
	2020	473,654	—	600,000	911,450	27,445	2,012,549

Robert L. Villaseñor General Counsel, Corporate Secretary, and Chief Administrative Officer	2022	461,539	—	1,050,017	729,200	12,357	2,253,112
	2021	450,000	—	900,004	681,675	12,215	2,043,894

Andres Villareal Chief Compliance Officer	2022	435,000	—	900,001	893,700	11,512	2,240,213
	2021	435,000	—	900,004	907,150	12,181	2,254,335
	2020	446,346	—	600,000	732,100	12,181	1,790,627

(1)

Amounts included in this column represent the aggregate grant date fair value of the time-based RSUs and PSUs awarded to NEOs calculated in accordance with the applicable accounting guidance under FASB ASC 718. With respect to the PSUs, the grant date fair value is based upon the probable outcome of the applicable performance conditions. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 12—Stock-Based Compensation of the Notes to Consolidated Financial Statements herein.

(2)	Non-equity incentive plan compensation includes annual cash incentive plan awards earned under the PBP in 2022 which become payable in 2023, and prior-year LTI cash awards which were paid during 2022.

(3)	For a breakdown of the components that make up “All Other Compensation” for the NEOs in 2022, refer to the table entitled “2022 Details Behind All Other Compensation Column” that follows.

2022 DETAILS BEHIND ALL OTHER COMPENSATION COLUMN

Name	Year	Group Term Life ($)(1)	Registrant Contributions to Defined Contribution Plans ($)(2)
W. Alexander Holmes	2022	1,128	11,200

Brian Johnson	2022	1,015	12,200
Lawrence Angelilli	2022	1,072	12,200

Grant Lines	2022	1,049	12,200
Robert L. Villaseñor	2022	1,049	11,308

Andres Villareal	2022	981	10,531

(1)	Amounts included in this column reflect costs for Company-provided life insurance premiums.

(2)

The 401(k) plan allows employees to defer up to 50% of eligible compensation subject to federal tax law limits. MoneyGram matches 100% of the first three percent and 50% of the next two percent of compensation deferred. Amounts in the table represent the Company matching contributions for 2022 for each respective NEO.

2022 GRANTS OF PLAN-BASED AWARDS

The following table summarizes the 2022 grants of equity and non-equity plan-based awards for each NEO.

						Estimated Future			All Other
						Payouts			Stock
			Estimated Future Payouts			Under Equity			Awards:	Grant Date
			Under Non-Equity Incentive			Incentive			Number of	Fair Value
			Plan Awards(1)			Plan Awards(2)			Shares of	of Stock and
									Stock or	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units(3)	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)

W. Alexander Holmes		02/16/2022**	555,000	1,110,000	2,220,000	—	—	—	—	—

	02/16/2022	02/16/2022*	750,000	1,500,000	3,000,000	—	—	—	—	—

	02/16/2022	02/16/2022*	—	—	—	—	—	—	279,070	3,000,003(4)

	02/16/2022	02/16/2022*	—	—	—	69,763	139,535	279,050	—	1,500,001(5)

Brian Johnson		02/16/2022	180,000	360,000	720,000	—	—	—	—	—

	02/16/2022	02/16/2022	125,000	250,000	500,000	—	—	—	—	—

	02/16/2022	02/16/2022	—	—	—	—	—	—	52,326	562,505

	02/16/2022	02/16/2022	—	—	—	13,082	26,163	52,326	—	281,252(5)

	10/03/2022	10/03/2022	50,000	100,000	200,000	—	—	—	—	—

	10/03/2022	10/03/2022	—	—	—	—	—	—	19,287	200,006

	10/03/2022	10/03/2022	—	—	—	4,822	9,644	19,288	—	100,008(5)

Lawrence Angelilli		02/16/2022**	190,000	380,000	760,000	—	—	—	—	—

	02/16/2022	02/16/2022*	162,500	325,000	650,000	—	—	—	—	—

	02/16/2022	02/16/2022*	—	—	—	—	—	—	60,466	650,010(4)

	02/16/2022	02/16/2022*	—	—	—	15,117	30,233	60,466	—	325,005(5)

Grant Lines		02/16/2022**	186,000	372,000	744,000	—	—	—	—	—

	02/16/2022	02/16/2022*	162,500	325,000	650,000	—	—	—	—	—

	02/16/2022	02/16/2022*	—	—	—	—	—	—	60,466	650,010(4)

	02/16/2022	02/16/2022*	—	—	—	15,117	30,233	60,466	—	325,005(5)

Robert Villaseñor		02/16/2022**	186,000	372,000	744,000	—	—	—	—	—

	02/16/2022	02/16/2022*	175,000	350,000	700,000	—	—	—	—	—

	02/16/2022	02/16/2022*	—	—	—	—	—	—	65,117	700,008(4)

	02/16/2022	02/16/2022*	—	—	—	16,280	32,559	65,118	—	350,009(5)

Andres Villareal		02/16/2022**	174,000	348,000	696,000	—	—	—	—	—

	02/16/2022	02/16/2022*	150,000	300,000	600,000	—	—	—	—	—

	02/16/2022	02/16/2022*	—	—	—	—	—	—	55,814	600,001(4)

	02/16/2022	02/16/2022*	—	—	—	13,954	27,907	55,814	—	300,000(5)
*	Denotes time-based RSUs, PSUs and performance-based cash awards granted pursuant to the Omnibus Plan.

**	Denotes annual cash incentive awards under the PBP, which by its terms is governed by the Omnibus Plan.

(1)

The awards described under these columns reflect (a) potential awards under the 2022 annual cash incentive plan under the PBP and (b) the performance-based cash awards granted in 2022. Actual payout amounts of the annual cash incentive awards under the PBP have already been determined and were paid in February 2023 and are included in the “Non-Equity Incentive Plan Compensation” Column of the Summary Compensation Table above. Performance-based cash awards will be reported in the Summary Compensation table in the year paid.

(2)

These amounts represent the threshold, target and maximum number of PSUs granted to our NEOs during 2022. The PSUs are eligible to be earned based on achievement with respect to Adjusted Total Revenue and Adjusted EBITDA performance goals during the one-year performance period ending on December 31, 2022. Any earned PSUs are subject to vesting in one-third installments on each of the first three anniversaries of the applicable date of grant, subject to an NEO’s continued employment through such date.

(3)

Amounts in this column reflect time-based RSUs granted to our NEOs during 2022. One-third of each such grant vests on each of the first three anniversaries of the applicable date of grant, subject to an NEO’s continued employment through such date.

(4)

The amounts included in this column represent the aggregate grant date fair value of the time-based RSUs granted to our NEOs calculated in accordance with applicable accounting guidance under FASB ASC 718, disregarding estimated forfeitures (see Note 12—Stock-Based Compensation of the Notes to Consolidated Financial Statements herein). The grant date fair value is determined as the closing sales price of the common stock on the grant date multiplied by the number of units that are expected to vest.

(5)

The amounts included in this column represent the aggregate grant date fair value of the PSUs granted to our NEOs calculated in accordance with applicable accounting guidance under FASB ASC 718, disregarding estimated forfeitures (see Note 12—Stock-Based Compensation of the Notes to Consolidated Financial Statements herein). The grant date fair value is based on probable outcome with regard to the applicable performance metrics and is determined as the closing sales price of the common stock on the grant date multiplied by an estimate of the aggregate compensation cost to be recognized over the service period determined as of the grant date.

PSUs and Time-Based RSUs.    Awards of time-based RSUs and PSUs were granted under the Omnibus Plan for 2022. The time-based RSUs will vest and become payable in shares of the Company’s common stock, in three substantially equal, annual installments measured from the grant date as long as the NEO remains continuously employed by the Company or one of its subsidiaries through the applicable vesting date. The PSUs will vest and become payable in shares of the Company’s common stock in accordance with their vesting schedule. The PSUs are based on Adjusted Total Revenue and Adjusted EBITDA performance goals over a performance period of one-year, which began on January 1, 2022 and ended on December 31, 2022. If and when the performance conditions are satisfied at the end of the one-year performance period, the performance-based RSUs will be only subject to time-based vesting and will vest in three equal installments on each anniversary of the grant date, subject to continued employment through each applicable vesting date. With respect to the PSUs granted in 2022, the HRNC determined that the performance levels were met at a 100% attainment level.

Performance-Based Cash Awards.    Performance-based cash awards were granted under the Omnibus Plan for 2022. The performance-based cash awards vest in three equal installments on each anniversary of the grant date if certain performance goals are achieved, with up to 75% of the performance-based cash awards eligible to vest over such three-year period if a target level of Adjusted EBITDA is achieved for the year ended December 31, 2022 and up to 25% of the performance-based cash awards eligible to vest over such three year period if a target level of Adjusted Total Revenue is achieved for the year ended December 31, 2022. Under the terms of the award agreements, these performance-based cash awards have the potential to pay out at 50% of target cash amount awarded if the Company achieves threshold-level performance and up to 200% of target cash amount awarded if the Company achieves maximum-level performance. Attainment between the threshold and target and the target and maximum performance goals is subject to straight-line interpolation. With respect to the performance-based cash awards granted in 2022, the HRNC determined that the performance levels were met at a 100% attainment level.

For a more detailed discussion of the information set forth in the Summary Compensation Table and Grants of Plan-Based Awards Table above, please see the section above titled “Compensation Discussion and Analysis—2022 Compensation Review and Decisions.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

The following table summarizes the total outstanding equity awards as of December 31, 2022 for each NEO.

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying			Number of Shares or Units of Stock	Market Value (as of December 31, 2022) of Shares or Units of	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other
Name and Grant Date	Exercisable (#)	Unexercisable (#)	Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	That Have Not Vested (#)	Stock That Have Not Vested ($)(3)	Rights That Have Not Vested (#)	Rights That Have Not Vested ($)

W. Alexander Holmes

02/26/2013	26,835	—	—	16.48	2/26/2023	—	—	—	—

03/04/2020	—	—	—	—	—	172,317 (1)	1,876,532	—	—

02/24/2021	—	—	—	—	—	218,167(1)	2,375,839	—	—

02/24/2021	—	—	—	—	—	109,084(2)	1,187,925	—	—

2/16/2022	—	—	—	—	—	279,070(1)	3,039,072	—	—

2/16/2022	—	—	—	—	—	139,535(2)	1,519,536	—	—

Brian Johnson

03/04/2020	—	—	—	—	—	9,847(1)	107,234	—	—

02/24/2021	—	—	—	—	—	18,869(1)	205,483	—	—

08/02/2021	—	—	—	—	—	13,354(1)	145,425	—	—

08/02/2021	—	—	—	—	—	6,677(2)	72,713	—	—

02/16/2022	—	—	—	—	—	52,326(1)	569,830	—	—

10/03/2022	—	—	—	—	—	19,287(1)	210,035	—

Lawrence Angelilli

02/26/2013	7,989	—	—	16.48	2/26/2023	—	—	—	—

02/24/2014	6,146	—	—	20.08	2/24/2024	—	—	—	—

03/4/2020	—	—	—	—	—	94,529(1)	1,029,421	—	—

02/24/2021	—	—	—	—	—	56,606(1)	616,439	—	—

02/24/2021	—	—	—	—	—	28,303(2)	308,220	—	—

2/16/2022	—	—	—	—	—	60,466(1)	658,475	—	—

2/16/2022	—	—	—	—	—	30,233(2)	329,237	—	—

Grant Lines

03/04/2020	—	—	—	—	—	94,529(1)	1,029,421	—	—

02/24/2021	—	—	—	—	—	56,606(1)	616,439	—	—

02/24/2021	—	—	—	—	—	28,303(2)	308,220	—	—

2/16/2022	—	—	—	—	—	60,466(1)	658,475	—	—

2/16/2022	—	—	—	—	—	30,233(2)	329,237	—	—

Robert Villaseñor

03/04/2020	—	—	—	—	—	94,529(1)	1,029,421	—	—

02/24/2021	—	—	—	—	—	56,606(1)	616,439	—	—

02/24/2021	—	—	—	—	—	28,303(2)	308,220	—	—

2/16/2022	—	—	—	—	—	65,117(1)	709,124	—	—

2/16/2022	—	—	—	—	—	32,559(2)	354,568	—	—

Andres Villareal

03/04/2020	—	—	—	—	—	94,529(1)	1,029,421	—	—

02/24/2021	—	—	—	—	—	56,606(1)	616,439	—	—

02/24/2021	—	—	—	—	—	28,303(2)	308,220	—	—

2/16/2022	—	—	—	—	—	55,814(1)	607,814	—	—

2/16/2022	—	—	—	—	—	27,907(2)	303,907	—	—

(1)

Reflects awards of time-based RSUs granted during 2019, 2020 and 2021, the awards will vest, and become payable in shares of the Company’s common stock, in three substantially equal annual installments on the first three anniversaries of the applicable grant date as long as the NEO remains continuously employed by the Company through the applicable vesting dates.

(2)

Reflects the number of PSUs granted during 2021 and 2022 that were earned following the completion of the one-year performance period, which ended on December 31, 2021 and 2022. Such number of PSUs will vest, and become payable in shares of the Company’s common stock, in three substantially equal annual installments on the first three anniversaries of the grant date as long as the NEO remains continuously employed by the Company through the applicable vesting dates.

(3)

The market value of shares or units of stock is calculated by multiplying the number of shares or units reported with respect to the award by the closing price of our stock on the Nasdaq on December 31, 2022, which was $10.89 per share.

2022 OPTION EXERCISES AND STOCK VESTED TABLE

The following table summarizes the vesting of RSUs during 2022 for each NEO. No stock options were exercised by any NEOs during 2022.

	Option Awards		Stock Awards(1)

Named Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

W. Alexander Holmes	—	—	408,832	4,391,018

Brian Johnson	—	—	35,970	380,855

Lawrence Angelilli	—	—	177,039	1,901,016

Grant Lines	—	—	177,039	1,901,016

Robert Villaseñor	—	—	139,666	1,497,761

Andres Villareal	—	—	166,938	1,792,026

(1)	Represents vesting of time-based RSUs and PSUs.

(2)

Aggregate dollar amount realized upon vesting is computed by multiplying the number of shares that vested by the closing price of our stock on the vesting date, or the previous business day if the vesting date occurred on a weekend or holiday.

Potential Payments upon Termination or Change in Control

The following tables reflect the amount of compensation that each of the NEOs would have received in the event of termination of such NEO’s employment with MoneyGram under a variety of circumstances, assuming that termination was effective as of December 31, 2022. The amounts represent the compensation and benefits due and payable upon the different termination events as provided for in the applicable agreements and plans in existence as of December 31, 2022.

While the summaries below provide an estimate of the payments that may be made to the NEOs, actual payments to an NEO upon the various termination events can only be determined at the time of such NEO’s actual termination. The tables include only those benefits, if any, that are enhanced or increased as a result of the termination event specified and do not include benefits that the NEO is entitled to receive regardless of the termination event, including but not limited to: (i) any base salary earned but not yet paid; (ii) amounts contributed to or accrued and earned under broad-based employee benefit plans, such as the 401(k) plan; and (iii) basic continuation of medical, dental, life and disability benefits that are not subsidized by the Company.

Potential Payments and Benefits upon Termination following a Change in Control

Certain of MoneyGram’s compensation and benefit plans contain provisions for enhanced benefits upon a qualifying termination within a specified period following a change in control of MoneyGram. Each of MoneyGram’s executive officers, other than Mr. Holmes, whose severance provisions are included in the A&R Holmes Employment Agreement, has entered into a standard severance agreement with the Company.

Pursuant to the A&R Holmes Employment Agreement, if within 24-months following a “Change in Control,” Mr. Holmes’s employment is terminated by the Company without “Cause” or by Mr. Holmes for “Good Reason” (each such quoted term as defined in the A&R Holmes Employment Agreement and described below), Mr. Holmes will be entitled to: immediate full vesting (at 100% of the target level, in the case of any award then subject to performance-based vesting if the termination occurs on or prior to the last day of the performance period) of each then-outstanding equity or equity-based award and long-term performance-based cash award (and any replacement, continuation or converted award) and each then-outstanding vested stock option immediately following termination will remain exercisable until the earliest of (i) the expiration of the ten-year term of such option, or (ii) the six month anniversary of the date of termination. Regardless of a Change in Control, Mr. Holmes will be entitled to the following upon a termination by the Company without Cause or by Mr. Holmes for Good Reason: (i) payment of his accrued and unpaid base salary and unpaid reimbursement of expenses; (ii) a pro-rata portion of his annual cash incentive award under the PBP for the fiscal year in which the termination occurs, if cash bonuses pursuant to the PBP are paid to other participants in the PBP; (iii) payment in equal installments, in accordance with normal payroll practices, over the two year period following his termination of employment, of an aggregate amount equal to two times the sum of (a) his base salary, and (b) his target annual bonus under the PBP; (iv) continuation of health and life insurance coverage until the earlier of (a) the two year period following the termination of employment, or (b) the date he becomes eligible to receive comparable health and life insurance coverage from a subsequent employer; and (v) all other accrued or vested amounts or benefits due to him in accordance with the Company’s benefit plans, programs or policies.

For purposes of the A&R Holmes Employment Agreement, the following terms generally have the definitions set forth below:

•

“Cause” generally means a good faith finding by the Board of Mr. Holmes’s (i) willful refusal to carry out, in all material respects, the reasonable and lawful directions of the Board that are within his control and consistent with his status as Chief Executive Officer of the Company and his duties and responsibilities under the A&R Holmes Employment Agreement (except for a failure that is attributable to his illness, injury or disability for a period of ten days following written notice by the Company to the executive of such failure); (ii) fraud or material dishonesty in the performance of his duties under the A&R Holmes Employment Agreement; (iii) commission of (a) a felony under the laws of the United States or any state thereof, (b) a misdemeanor involving moral turpitude or (c) a material violation of federal or state securities laws; (iv) indictment for a felony under the laws of the United States or any state thereof; (v) willful misconduct or gross negligence in connection with his duties under the A&R Holmes Employment Agreement which is materially injurious to the financial condition or business reputation of the Company; (vi) material breach of the Company’s Code of Conduct and Ethics or any other code of conduct in effect from time to time to the extent applicable to the executive, and which breach has a material adverse effect on the Company; or (vii) breach of the Non-Competition, Non-Solicitation, Confidentiality, or Assignment of Inventions provisions in the employment agreement; provided that, no act or failure to act on his part shall be considered “willful” unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in the best interest of the Company.

•

“Change in Control” generally means (i) a sale, transfer or other conveyance or disposition, in any single transaction or series of transactions, of all or substantially all of the Company’s assets, (ii) the transfer of more than 50% of the outstanding securities of the Company, calculated on a fully diluted basis, to an entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended) or (iii) the merger, consolidation reorganization, recapitalization or share exchange of the Company with another entity, in each case in clauses (ii) and (iii) above, under circumstances in which the holders of the voting power of the outstanding securities of the Company, as the case may be, immediately prior to such transaction, together with such holders’ affiliates and related parties, hold less than 50% in voting power of the outstanding securities of the Company or the surviving entity or resulting entity, as the case may be, immediately following such transaction; provided, however, that the issuance of securities by the Company shall not, in any event, constitute a Change in Control, and, for the avoidance of doubt, a sale or other transfer or series of transfers of all or any portion of the securities of the Company held by the investors and their affiliates and related parties shall not constitute a Change in Control unless such sale or transfer or series of transfers results in an entity or group (as defined in the Exchange Act) other than the investors and their affiliates and related parties holding more than 50% in voting power of the outstanding securities of the Company.

•

“Good Reason” generally means without Mr. Holmes’s consent, (i) any material reduction in his position or responsibilities, excluding an isolated, insubstantial or inadvertent action not taken in bad faith; (ii) a material reduction of his base salary, or target bonus opportunity then in effect, except in connection with an across-the-board reduction of not more than 10% applicable to senior executives of the Company; or (iii) the reassignment of his place of work to a location more than 50 miles from his current place of work; provided that none of the events described in clauses (i), (ii) or (iii) shall constitute Good Reason unless (a) Mr. Holmes gives written notice to the Company of his intent to terminate his employment with Good Reason within 60 days following the occurrence of any such event and (b) the Company shall have failed to remedy such event within 30 days of the Company’s receipt of such notice.

The individual severance agreements entered into by our other NEOs provide for the following severance treatment with regards to a “Change in Control.” If an NEO incurs a termination of employment by the Company without “Cause” or resigns for “Good Reason” within 24 months following a Change in Control (each such quoted term as defined in the severance agreements and described below), the NEO will be entitled to: (i) a cash payment equal to his monthly base salary multiplied by 12 and payable in equal monthly installments over the 12 months following termination; (ii) a pro-rata portion of his annual cash incentive award under the PBP for the fiscal year in which the termination occurs, if cash bonuses pursuant to the PBP are paid to other participants in the PBP; and (iii) immediate full vesting of each RSU award and long-term performance-based cash award (and any replacement, continuation or converted award) held by the executive on the date of termination (at target level for any performance-based awards where termination occurs on or prior to the last day of the performance period).

For purposes of the severance agreements between the Company and our NEOs (other than Mr. Holmes), the following terms generally have the definitions set forth below:

•

“Cause” generally means the NEO’s (i) willful refusal to carry out, in all respects, the reasonable and lawful directions of the person or persons to whom the NEO reports or the Board that are within the NEO’s control and consistent with the NEO’s status with the Company and their duties and responsibilities under the severance agreement (except for a failure that is attributable to the NEO’s illness, injury, or disability) for a period of ten days following written notice by the Company to the NEO of such a failure; (ii) fraud or material dishonesty in performance with the NEO’s duties under the severance agreement; (iii) commission of (a) a felony under the laws of the United States or any state thereof, (b) a misdemeanor involving moral turpitude or (c) a material violation of federal or state securities laws; (iv) indictment for a felony under the laws of the United States or any state thereof; (v) willful misconduct or gross negligence in connection with the NEO’s duties which could reasonably be expected to be injurious in any material respect to the financial condition or business reputation of the Company as determined in good faith by the Board; (vi) material breach of the Company’s Code of Ethics, Always Honest policy or any other code of conduct in effect from time to time to the extent applicable to the NEO, and which breach could reasonably be expected to have a material adverse effect on the Company as determined in good faith by the Board; or (vii) breach of the Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement which breach has an adverse effect of the Company.

•	“Change in Control” generally has the same meaning provided in the A&R Holmes Employment Agreement, as described above.

•

“Good Reason” generally means (i) a material reduction in the NEO’s position or responsibilities, excluding for this purpose an isolated, insubstantial or inadvertent action not taken in bad faith; (ii) a material reduction in the NEO’s base salary or target bonus opportunity, if any, except in connection with an across-the-board reduction of not more than 10% applicable to similarly situated employees of the Company; or (iii) the reassignment, without the NEO’s consent, of the NEO’s place of work to a location more than 50 miles from NEO’s place of work; provided that none of the events described in clauses (i), (ii) or (iii) shall constitute Good Reason unless (a) the NEO shall have given written notice to the Company of his intent to terminate his employment with Good Reason within 60 days following the occurrence of any such event and (b) the Company shall have failed to remedy such event within 30 days of the Company’s receipt of such notice.

The following table sets forth the benefits each of our NEOs would have been eligible to receive pursuant to each NEO’s employment agreement or severance agreement, as applicable, and under our awards granted pursuant to the Omnibus

Plan upon a termination of employment by the Company without “Cause” or resignation for “Good Reason” immediately following a “Change in Control” of the Company as of December 31, 2022.

Benefit	W. Alexander Holmes	Brian Johnson	Lawrence Angelilli	Grant Lines	Robert Villaseñor	Andres Villareal

Severance Payment(1)	$4,070,000	$450,000	$ 475,000	$465,000	$465,000	$435,000

Pro-Rata Bonus Under the PBP(2)	$1,010,100	$327,600	$345,800	$338,500	$385,500	$316,700

Accelerated vesting of Time-Based RSUs(3)	$7,291,443	$1,238,008	$2,304,335	$2,304,335	$2,354,984	$2,253,675

Accelerated vesting of PSUs(4)	$2,707,461	$462,651	$637,457	$637,457	$662,787	$612,127

Accelerated vesting of Performance-Based Cash Awards(5)	$2,763,021	$612,500	$795,000	$795,000	$820,000	$770,000

Welfare Benefits(6)	$20,673	—	—	—	—	—

Total	$17,862,698	$3,090,759	$4,557,592	$4,540,292	$4,641,271	$4,387,502

(1)	Amount represents cash severance equal to (i) for Mr. Holmes, two times the sum of his base salary and target annual bonus under the PBP for 2022 and (ii) for each other NEO, 12 months of base salary.

(2)

Amount represents a pro rata 2022 annual bonus under the PBP based on the number of days each NEO was employed by the Company during 2022 and actual achievement of Company performance goals through December 31, 2022. The bonuses paid to the NEOs with respect to the 2022 fiscal year are included in the table because the NEOs would have been employed for the full year if their termination occurred on December 31, 2022.

(3)

Valuation is based on the number of shares subject to the time-based RSU awards that would vest upon a “Change in Control” in connection with an involuntary termination without “Cause” or “Good Reason” multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(4)

Represents the PSUs granted in February 2022 that would vest upon a “Change in Control” in connection with an involuntary termination without “Cause” or for “Good Reason” based on actual performance. Performance for such awards was earned at target as of December 31, 2022, so the valuation is based on the target number of shares subject to the PSUs multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(5)

Amounts represent the value of the performance-based cash award granted in February 2022 and the remaining unvested portion of performance-based cash awards granted in February 2021 and March 2020 that would accelerate upon a termination without “Cause” for “Good Reason” following a “Change in Control,” each based on the actual performance attainment levels of 100% for the performance-based cash awards for 2022, 100% for the performance-based cash awards for 2021, and 135% for the performance-based cash awards for 2020, each as determined by the HRNC.

(6)

Amount represents the estimated value of the continued welfare benefits to be provided during the applicable severance period following a termination without “Cause” or for “Good reason,” which is up to 24 months for Mr. Holmes under the A&R Holmes Employment Agreement.

Potential Payments and Benefits upon Termination without Cause or Termination by Executive with Good Reason

The following table sets forth the benefits our NEOs would have been eligible to receive pursuant to each such NEO’s severance agreement or employment agreement, as applicable, and under our awards granted pursuant to the Omnibus

Plan upon a termination of employment without “Cause” or, in the case of Mr. Holmes, for “Good Reason,” as of December 31, 2022.

Benefit	W. Alexander Holmes(1)	Brian Johnson (2)	Lawrence Angelilli(2)	Grant Lines(2)	Robert Villaseñor(2)	Andres Villareal(2)

Severance Payment(3)	$4,070,000	$450,000	$475,000	$465,000	$465,000	$435,000

Bonus (annual cash incentive plan)(4)	$1,010,100	$327,600	$345,800	$338,500	$338,500	$316,700

Accelerated vesting of RSUs(5)	$7,291,443	$1,238,008	$2,304,335	$2,304,335	$2,354,984	$2,253,675

Accelerated vesting of PSUs(6)	$2,707,461	$462,651	$637,457	$637,457	$662,787	$612,127

Accelerated vesting of Performance-Based cash Awards(7)	$2,763,021	$612,500	$795,000	$795,000	$820,000	$770,000

Welfare Benefits(8)	$20,673	—	—	—	—	—

Total	$17,862,698	$3,090,759	$4,557,592	$4,540,292	$4,641,271	$4,387,502

(1)

For a description of Mr. Holmes’ severance benefits under the A&R Holmes Employment Agreement, see “Executive Compensation—Compensation Discussion and Analysis—Executive Employment Agreements—Alexander Holmes.” In the event of a termination by the Company without cause or by Mr. Holmes for good reason on or after January 1, 2016, Mr. Holmes’ outstanding cash and equity-based incentive awards granted prior to January 1, 2016, will continue to be governed by the terms of the applicable award.

(2)

These NEOs have entered into severance agreements with the Company, which provide for severance if the NEO’s employment is terminated by the Company without “Cause.” The severance agreements provide for severance payments equal to: (i) the NEO’s then-current monthly base salary multiplied by 12, payable in equal monthly installments; and (ii) a pro rata portion of the NEO’s annual target incentive bonus for the year in which the termination occurs (not to exceed the NEO’s annual target incentive opportunity), payable in a lump sum. For a description of the severance agreements, see “Executive Compensation—Compensation Discussion and Analysis—Other Agreements—Severance Agreements.”

(3)	Amount represents cash severance equal to (i) for Mr. Holmes, two times the sum of his base salary and target annual bonus under the PBP for 2022 and (ii) for each other NEO, 12 months of base salary.

(4)

Amount represents a pro rata 2022 annual bonus under the PBP based on the number of days each NEO was employed by the Company during 2022 and actual achievement of Company performance goals through December 31, 2022. The bonuses paid to the NEOs with respect to the 2022 fiscal year are included in the table because the NEOs would have been employed for the full year if their termination occurred on December 31, 2022.

(5)

Valuation is based on the number of shares subject to the time-based RSU awards that would vest upon a termination without “Cause” or with “Good Reason” multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(6)

Valuation is based on the number of shares subject to the PSUs (based on actual performance attainment) that would vest upon a termination without “Cause” or with “Good Reason.” Performance for such awards was earned at target as of December 31, 2022, so the valuation is based on the target number of shares subject to the PSUs multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(7)

Amounts represent the value of the performance-based cash award granted in February 2022 and the remaining unvested portion of performance-based cash awards granted in February 2021 and March 2020 that would accelerate (a) with respect to Mr. Holmes, upon a termination without “Cause” for “Good Reason” and (b) with respect to the other NEOs, upon a termination without “Cause,” each based on the actual performance attainment levels of 100% for the performance-based cash awards for 2022, 100% for the performance-based cash awards for 2021, and 135% for the performance-based cash awards for 2020, each as determined by the HRNC.

(8)

Amount represents the value of continued welfare benefits upon a termination without “Cause” or for “Good Reason” during the applicable severance period, which is up to 24 months for Mr. Holmes under the A&R Holmes Employment Agreement.

Potential Payments and Benefits upon Retirement, Death or Disability

The columns in the table below represent payments that each of our NEOs would be eligible to receive in the event of a qualified retirement (age 55 with ten years of service) or the NEO’s death or disability. The NEOs would be entitled to receive pro rata payments under certain incentive plans and certain pro rata vesting of RSUs. The payments below assume that the termination event occurred as of December 31, 2022.

Benefit	W. Alexander Holmes	Brian Johnson	Lawrence Angelilli	Grant Lines	Robert Villaseñor	Andres Villareal

Bonus (annual cash incentive plan)(1)	$1,010,100	$327,600	$345,800	$338,500	$338,500	$316,700

Accelerated vesting of RSUs(2)	$4,074,679	$542,104	$1,556,442	$1,556,442	$1,573,300	$1,539,574

Accelerated vesting of PSUs(3)	$1,099,073	$166,138	$263,505	$263,505	$271,945	$255,076

Accelerated vesting of Performance-Based cash Awards(4)	$1,377,604	$116,667	$478,333	$478,333	$486,667	$470,000

Total	$7,561,456	$1,152,509	$2,644,081	$2,636,781	$2,670,412	$2,581,350

(1)

Pursuant to the annual cash incentive plan, if a participant terminates employment due to (i) retirement upon attaining age 55 or older and completing 10 years of service with the Company, (ii) death, or (iii) disability, the participant is eligible to receive a pro rata bonus award under the PBP based on actual performance, if bonus awards are paid by the Company.

(2)

Valuation is based on the number of shares subject to the time-based RSU awards that would vest upon a termination due to death or disability multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(3)

Valuation is based on the number of shares subject to the PSUs (based on actual performance attainment) that would vest upon a termination due to death or disability. Performance for such awards was earned at target as of December 31, 2022, so the valuation is based on the target number of shares subject to the PSUs multiplied by the closing market price of our common stock on December 31, 2022, which was $10.89 per share.

(4)

Amounts represent the value of the performance-based cash award granted in February 2022 and the remaining unvested portion of performance-based cash awards granted in February 2021 and March 2020 that would accelerate (a) with respect to Mr. Holmes, upon a termination without “Cause” for “Good Reason” and (b) with respect to the other NEOs, upon a termination without “Cause,” each based on the actual performance attainment levels of 100% for the performance-based cash awards for 2022, 100% for the performance-based cash awards for 2021, and 135% for the performance-based cash awards granted in 2020, each as determined by the HRNC.

CEO Pay Ratio

Pursuant to Section 953(b) of Dodd-Frank and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation of all of our employees (other than our CEO) to the annual total compensation of our CEO, Mr. Holmes. The annual total compensation of our CEO for 2022, as reported in the Summary Compensation Table above, was $7,828,161. Our median employee’s annual total compensation was $92,255 in 2022. Based on this information, for 2022, the ratio of the annual total compensation of Mr. Holmes to the median of the annual total compensation of all of our employees (other than Mr. Holmes) was 85 to 1.

Methodology and Assumptions

The median annual total compensation for all our employees reported above reflects the compensation actually paid to an employee who represents the median of our entire employee population when ranked on the basis of compensation. To identify this median employee, as well as to determine the ratio of the total annual compensation of the median employee to the total annual compensation of our Chief Executive Officer, we utilized the methodology and assumptions set forth below.

As permitted by the SEC rules, the median employee utilized for 2022 is the same employee identified in 2020 because there have been no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to this pay ratio disclosure.

We selected December 31, 2020 as the date on which to determine our employee population for purposes of identifying our median employee, because such date provided payroll data and other information necessary to efficiently determine our employee population. As of December 31, 2020, our employee population consisted of 2,279 individuals, including 974 employees in the U.S. and 1305 employees outside of the U.S. This population included all individuals employed by the Company or any of its consolidated subsidiaries, whether as full-time, part-time, seasonal or temporary workers. This population did not include independent contractors engaged by the Company.

In identifying our median employee, we utilized the consistently applied compensation measures described below, which we believe provide a reasonable basis for determining each employee’s total annual compensation as well as a useful measure in evaluating each employee’s total annual compensation and identifying our median employee. For employees located in the United States, we calculated total annual compensation by aggregating, as applicable, each such employee’s (i) base wages or salary (including any overtime pay) realized for the 2020 fiscal year, (ii) annual incentive bonus or any other type of incentive pay received in the 2020 fiscal year, and (iii) target annual long-term incentive plan amounts in effect as of the end of the 2020 fiscal year. For employees located outside the United States, we utilized the same compensation measure used for employees located in the United States, except that we used base wages or salary amounts, as applicable, that were in effect as of December 31, 2020 (as opposed to actually realized for fiscal year 2020), as precise base wage and salary information was not available for all of our foreign employees. For the 323 employees hired during 2020, we annualized each such employees’ compensation in order to establish a more direct comparison to the annual total compensation of our employees that were employed for all of 2020. Such annualization adjustments included target annual bonus amounts for the employees hired in 2020 in order to more closely approximate the compensation such employees would have received had they been employed by the Company for all of 2020 and to align such annualized amounts with the annual total compensation of our employees that were employed for all of 2020 and received annual bonuses in the first quarter of 2020. No cost-of-living adjustments were made in identifying our median employee. This calculation methodology was consistently applied to our entire employee population, determined as of December 31, 2020, in order to identify our median employee.

We calculated each element of our median employee’s annual compensation for 2022 in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K. The difference between our median employee’s total annual compensation calculated using our consistently applied compensation measure for determining our median employee and the employee’s annual total compensation calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K represents the Company’s 401(k) matching contributions made with respect such employee pursuant to our 401(k) plan. Similarly, the 2022 annual total compensation of our CEO was calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, as reported in the “Total” column of the Summary Compensation Table above.

Director Compensation

The HRNC is responsible for reviewing the total compensation of non-employee directors, including cash and equity compensation, and, from time to time, recommending adjustments to such compensation, as appropriate, to the Board. For 2022, non-employee directors of MoneyGram received compensation in the form of annual cash and equity retainers. While MoneyGram does not pay meeting fees, the Company does reimburse all of its directors for reasonable out-of-pocket expenses incurred in connection with a director’s Board service.

MoneyGram’s philosophy for non-employee director compensation is to provide competitive compensation, both cash and equity, to ensure the Company’s ability to attract and retain highly qualified individuals to serve on our Board. For 2022, on the basis of a competitive analysis undertaken by Pearl Meyer, the HRNC’s independent compensation consultant, non-employee directors received the following compensation:

•	The Lead Director received an annual cash retainer of $30,000.

•	The Audit Committee Chair received an annual cash retainer of $30,000.

•	The HRNC Chair received an annual cash retainer of $25,000.

•	The CEC Chair received an annual cash retainer of $25,000.

•	Each non-employee director who was not a Committee Chair, but who served on two committees of the Board, received an annual multiple committee service cash retainer of $10,000.

•	Each non-employee director also received a cash retainer of $100,000, paid in arrears in four equal installments on the first business day following each calendar quarter.

•

The annual equity retainer for non-employee directors was granted as restricted stock units, or RSUs, having a fair market valuation of approximately $150,000 at the time of grant, rounded up to the next whole share in order to avoid the issuance of fractional shares. Annual equity retainers for non-employee directors are granted each year on the date of the annual meeting of stockholders. These RSUs vest one year from the date of grant. Directors may elect to defer the settlement date of the RSUs subject to such award until the earliest to occur of (i) the consummation of a Change in Control and (ii) an anniversary following such director’s separation from service on our Board or the vesting date of the RSUs, as selected by the director in accordance with the terms of the deferral program.

The following table sets forth information on the compensation of MoneyGram’s non-employee directors for the fiscal year ended December 31, 2022. Mr. Holmes was compensated only in his capacity as an executive officer of the Company and did not receive any additional compensation for his service as a director. The total compensation provided to Mr. Holmes for his service as an executive officer during 2022 is set forth in the Summary Compensation Table in this Amendment No. 1.

	FEES EARNED	STOCK
NON-EMPLOYEE	OR PAID	AWARDS
DIRElCTOR	IN CASH	(1)	TOTAL

Antonio O. Garza	$125,000	$150,000	$275,000

Alka Gupta	$100,000	$150,000	$250,000

Francisco Lorca	$100,000	$150,000	$250,000

Michael P. Rafferty	$130,000	$150,000	$280,000

Julie E. Silcock	$100,000	$150,000	$250,000

W. Bruce Turner	$155,000	$150,000	$305,000

Peggy Vaughan	$110,000	$150,000	$260,000

(1)

In 2022, each of our non-employee directors received an equity grant of 15,000 RSUs, which had a grant date fair value, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”), of approximately $150,000 for Board service. These grants, which were made on May 5, 2022 will vest in full on the first anniversary of the date of grant. The grant date fair values of the RSUs reported above have been determined based on the assumptions and methodologies set forth in Note 12 — Stock-Based Compensation of the Notes to the Consolidated Financial Statements herein. As of December 31, 2022, each of our non-employee directors held 15,000 outstanding, unvested RSUs.

Director Stock Ownership Guidelines

The Board has adopted Stock Ownership Guidelines that require each non-employee director to own equity at least equal in value to three times the amount of the annual cash retainer payable to non-employee directors.

Directors are expected to achieve these ownership levels within five years of their election to the Board. To determine the value of each director’s equity ownership, and for the purposes of satisfying the ownership guidelines, the following forms of equity will be included in the value calculation: shares beneficially owned by the incumbent, his or her spouse and/or minor children, whether owned outright or in trust; and any time-based restricted stock or RSUs. As of the date of this Amendment No. 1, all directors have met their ownership guidelines, except with respect to our three directors who were elected in 2021 and who are on track to meeting such guidelines.

Compensation Committee Interlocks and Insider Participation

The directors that served as members of the HRNC during the year ended December 31, 2022, were Amb. Garza and Messrs. Lorca and Turner (Chair). No member of the Company’s HRNC is a current or former officer or employee of the Company. During the year ended December 31, 2022, none of our executive officers served as a director or member of the compensation committee (or other committee performing similar functions) of another entity when an executive officer of such entity served as a director of the Company or on the HRNC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued as of December 31, 2022 under the Omnibus Plan, which was our only existing equity compensation plan as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price ($) of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	4,235,700	$17.54	4,106,694

Equity compensation plans not approved by stockholders	—	—	—

Total	4,235,700	$17.54	4,106,694

(1)

Represents shares subject to outstanding stock options and outstanding time-based and PSU awards granted under the Omnibus Plan. In the case of PSUs, the maximum payout level of 150% of the PSUs awarded has been used, which represents the maximum payout level for all PSUs.

(2)

The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of time-based or PSUs, which have no exercise price.

BENEFICIAL OWNERSHIP OF COMMON STOCK

CERTAIN BENEFICIAL OWNERS

The following table shows, as of April 19, 2023, the beneficial ownership of shares of our common stock by each stockholder known to the Company to beneficially own more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the table below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1) of the Exchange Act, shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Shares of Common Stock Beneficially Owned	Percent of Common Stock(1)

Sand Grove Capital Management LLP (2)	7,289,822	7.5%

BlackRock, Inc. (3)	6,954,960	7.1%

Pentwater Capital Management LP (4)	5,855,000	6.0%

The Goldman Sachs Group, Inc. (5)	5,102,007	5.2%

(1)	Applicable percentage ownership is based on 97,735,549 shares of common stock outstanding as of April 19, 2023.

(2)

Based on information provided by Sand Grove Capital Management LLP (“Sand Grove”) in the Schedule 13G/A filed with the SEC on February 14, 2023, which reflects sole voting and dispositive power of 7,289,822 shares and no shared voting or dispositive power. The shares reported as beneficially owned by Sand Grove includes shares held by certain clients of Sand Grove, including but not limited to Sand Grove Opportunities Master Fund Ltd, which holds 5,366,890 shares, and other funds for which Sand Grove Capital Management LLP serves as investment manager. The address of Sand Grove is 5 Hanover Square, 6th Floor, London, W1S 1HE.

(3)

Based on information provided by BlackRock, Inc. in the Schedule 13G/A filed with the SEC on February 9, 2023, which reflects sole voting power of 6,750,578 shares, no shared voting power, sole dispositive power of 6,954,960 shares, and no shared dispositive power. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)

Based on information provided by Pentwater Capital Management LP (“Pentwater”) in the Schedule 13G filed with the SEC on February 14, 2023, which reflects sole voting and dispositive power of 5,855,000 shares and no shared voting or dispositive power. The address of Pentwater is 1001 10th Avenue South, Suite 216, Naples, FL 34102.

(5)

Based on information provided by The Goldman Sachs Group, Inc. (“GS Group”) in the Schedule 13G filed with the SEC on February 13, 2023, which reflects shared voting power of 5,101,466 shares, shared dispositive power of 5,101,829 shares and no sole voting or dispositive power. The shares reported as beneficially owned by GS Group, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Goldman Sachs & Co. LLC (“Goldman Sachs”), a broker or dealer registered under Section 15 of the Securities Act and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Goldman Sachs is a subsidiary of GS Group. The address of GS Group is 200 West Street, New York, NY 10282.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of April 19, 2023, (except where otherwise noted therein) concerning beneficial ownership of our common stock by each current director, the Company’s named executive officers, and all of our current directors and executive officers as a group. Except as otherwise indicated, a person has sole voting and investment power with respect to the common stock beneficially owned by that person. We have determined beneficial ownership in accordance with the rules of the SEC. The number of shares shown as beneficially owned in the table below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Rule 13d-3(d)(1) of the Exchange Act takes into account shares as to which the individual has or shares voting and/or investment power as well as shares that may be acquired within 60 days (such as shares which the individual has the right to acquire upon vesting of RSUs, or upon the exercise of vested stock options) and is different from beneficial ownership for purposes of Section 16 of the Exchange Act, which may result in a number that is different than the beneficial ownership number reported in forms filed pursuant to Section 16.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)

Directors

Antonio O. Garza	254,324	*

Alka Gupta	44,484	*

Francisco Lorca	53,403	*

Michael P. Rafferty	230,556	*

Julie E. Silcock	67,569	*

W. Bruce Turner	500,612	*

Peggy Vaughan	170,608	*

W. Alexander Holmes	1,027,761	1.1%

Named Executive Officers(3)

Brian Johnson	106,243	*

Lawrence Angelilli	515,808	*

Grant Lines	633,736	*

Robert L. Villaseñor	239,501	*

Andres Villareal	373,640	*

All Directors and Executive Officers as a Group (13 persons total)(4)	3,826,168	3.9%

*	Less than 1%.

(1)

Includes: shares underlying options exercisable within 60 days of April 19, 2023 as follows: for Mr. Angelilli, 6,146 shares and for Ms. Greenwald, 1,178 shares, and restricted stock units that vest within 60 days of April 19, 2023 as follows: for Mses. Gupta, Silcock and Vaughan and Messrs. Garza, Lorca, Rafferty and Turner, 15,000 shares each.

(2)	Applicable percentage ownership is based on 97,735,549 shares of common stock outstanding as of April 19, 2023.

(3)	In addition to Mr. Holmes, who also serves as a director and is included above.

(4)

Includes: (i) 112,324 shares underlying options exercisable or restricted stock units that vest within 60 days of April 19, 2023 as disclosed in footnote (1) above and (ii) 7,324 shares underlying options exercisable or restricted stock units that vest within 60 days of April 19, 2023.

CHANGE IN CONTROL

Other than the proposed Merger, pursuant to which MDP will acquire the Company, there are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. More information regarding the proposed Merger is contained in Part 2, Item 7 of the Annual Report under the caption “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Recent Developments.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

POLICY AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

The Audit Committee adopted our Policy and Procedures regarding Transactions with Related Persons. In accordance with our written policy, the Audit Committee is responsible for the review, approval or ratification of all transactions with related persons that are required to be disclosed under the rules of the SEC. Under the policy, a “related person” includes any of our directors or executive officers, certain of our stockholders and any of their respective immediate family members. The policy applies to transactions in which MoneyGram is a participant, a “related person” will have a direct or indirect material interest, and the amount involved exceeds $120,000. Under the policy, management of MoneyGram is responsible for disclosing to the Audit Committee all material information related to any covered transaction prior to entering into the transaction. The Audit Committee may use any process and review any information that it determines is reasonable under the circumstances in order to determine whether the covered transaction is fair and reasonable and on terms no less favorable to MoneyGram than could be obtained in a comparable arms-length transaction with an unrelated third party.

TRANSACTIONS WITH RELATED PERSONS

Other than the director and executive compensation arrangements discussed above and the transaction described below, there have been no transactions since January 1, 2022, to which we have been or will be a participant, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of any class of our voting stock, or any member of the immediate family of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Emma Lines—Consulting Agreement

On October 20, 2021, the Company entered into a Business Services Master Agreement with Logisolve, LLC (the “Consulting Agreement”) pursuant to which Emma Lines, the daughter of Grant Lines, the Company’s Chief Revenue Officer, provides services to the Company as a Global Real Estate and Marketing Consultant/Specialist. Pursuant to the Consulting Agreement, Ms. Lines’ assignment with the Company will expire on November 8, 2023. In connection with Ms. Lines’ assignment, the Company has paid Logisolve approximately $36,108 in total compensation through the date hereof, and expects to pay approximately $184,788 in additional compensation for the remainder of the assignment. Through the date hereof, Ms. Lines’ total compensation for services provided to the Company was approximately $22,236.

DIRECTOR INDEPENDENCE

The Board, based on the recommendation of the HRNC, affirmatively determined that seven of our current directors, Mses. Gupta, Silcock and Vaughan and Messrs. Lorca, Rafferty and Turner and Amb. Garza, are

independent under the Nasdaq listing standards. Mr. Holmes, our Chairman and CEO, is the only current director who is not independent.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Fees for professional services provided by KPMG for fiscal years 2022 and 2021, including related expenses, are as follows (in millions):

	KPMG 2022	KPMG 2021

Audit fees(1)	$3.5	$3.6

Audit-related fees(2)	$0.2	$0.2

Total fees	$3.7	$3.8

(1)

Audit fees for 2022 and 2021 include the audit of MoneyGram’s consolidated financial statements, including quarterly reviews, the audit of management’s assessment of the design and effectiveness of MoneyGram’s internal control over financial reporting, international statutory audits and the separate audit of the financial statements of our subsidiary MoneyGram Payment Systems, Inc., as required for compliance and regulatory purposes.

(2)

Audit-related fees for 2022 and 2021 include professional fees for two audits performed in accordance with Statement on Standards for Attestation Engagements (SSAE) No. 16, Reporting on Controls at a Service Organization. The SSAE 16 audits encompass internal controls for the Company’s general controls over information technology and for official check processing and electronic payments services.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit, audit-related and permitted non-audit services provided by the independent registered public accounting firm, including the fees and terms for those services. The Audit Committee has adopted a policy and procedures governing the pre-approval process for audit, audit-related and permitted non-audit services. The Audit Committee pre-approves audit and audit-related services in accordance with its review and approval of the engagement letter and annual service plan with the independent registered public accounting firm. Tax consultation and compliance services are considered by the Audit Committee on a project-by-project basis. Non-audit and other services will be considered by the Audit Committee for pre-approval based on business purpose, reasonableness of estimated fees and the potential impact on the firm’s independence. The Chair of the Audit Committee is authorized to grant pre-approval of audit, audit-related or permissible non-audit services on behalf of the Audit Committee and is required to review such pre-approvals with the full Audit Committee at its next meeting.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.

(Registrant)

Date: April 28, 2023	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes

Chairman and Chief Executive Officer (Principal Executive Officer)

ANNEX A—NON-GAAP MEASURES

Non-GAAP Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), this proxy statement contains certain non-GAAP financial measures, including Adjusted Total Revenue, EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items), Adjusted EBITDA margin, plan foreign exchange rate and constant currency measures (which assume that amounts denominated in foreign currencies are translated to the U.S. dollar at rates consistent with those in the prior year). The following table includes a full reconciliation of non-GAAP financial measures to the related GAAP financial measures. The equivalent GAAP financial measures for projected results are not provided, and projected results do not reflect the potential impact of certain non-GAAP adjustments, which include (but in future periods, may not be limited to) restructuring and reorganization costs, legal and contingent matter costs, compliance enhancement program costs, stock-based, contingent and incentive compensation costs, direct monitor costs, severance and related costs, non-cash pension settlement charge, debt extinguishment costs and currency changes. We cannot reliably predict or estimate if and when these types of costs, adjustments or changes may occur or their impact to our financial statements. Accordingly, a reconciliation of the non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not available.

We believe that these non-GAAP financial measures provide useful information to investors because they are an indicator of the strength and performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. Finally, Adjusted Total Revenue, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, constant currency and plan foreign exchange rate figures are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources or establishing employee incentive programs. Although MoneyGram believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures.

Non-GAAP Reconciliation

Total revenue	$1,310.1

Adjusted total revenue on a plan foreign exchange rate basis	1,385.0

Income before income taxes	$39.8

Interest expense	49.4

Depreciation and amortization	51.7

Signing bonus amortization	50.1

EBITDA	191.0

Significant items impacting EBITDA:

Merger-related costs	7.7

Legal and contingent matters	1.9

Restructuring and reorganization costs	(0.9)

Stock-based compensation	15.8

Severance and related costs	1.9

Adjusted EBITDA	217.4

Adjusted EBITDA margin (1)	16.6%

Adjusted EBITDA change, as reported	(2)%

Adjusted EBITDA change, constant currency adjusted	5%
Adjusted EBITDA change, plan foreign exchange rate adjusted	5%

(1)	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.