Form 10-Q
period 2023-03-31
MONEYGRAM INTERNATIONAL INC
filed 2023-04-28
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2023.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 26, 2023, 97,735,549 shares of common stock, $0.01 par value, were outstanding.

GLOSSARY OF TERMS
This glossary highlights some of the terms used in the Quarterly Report on Form 10-Q and is not a complete list of all the defined terms used herein.

Abbreviation	Term
API	Application Programming Interface
CFPB	Bureau of Consumer Financial Protection Bureau was created by the Dodd-Frank Act to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services, in the U.S.
Consent Order	Stipulated Order for Compensatory Relief and Modified Order for Permanent Injunction
COVID-19	Coronavirus disease
Digital Channel	Transactions in which either the send transaction, receive transaction or both occur through one of the Company's digital properties such as moneygram.com, the native mobile application or virtual agents
DPA	Deferred Prosecution Agreement dated November 9, 2012 by and between MoneyGram International, Inc and the United States Department of Justice and the United States Attorney's Office for the Middle District of Pennsylvania, as amended.
Fitch	Fitch Ratings, Inc.
FPP	Financial Paper Products
FTC	Federal Trade Commission
GFT	Global Funds Transfer
LIBOR	London Interbank Offered Rate
Merger	Mobius Merger Sub, Inc., a Delaware corporation will merge with and into the Company, with the Company being the surviving company
Merger Agreement	On February 14, 2022, the Company, entered into an Agreement and Plan of Merger
Merger Sub	Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent
MDP	Madison Dearborn Partners, LLC, a Delaware limited liability company
MGO	MoneyGram Online (our direct-to-consumer business)
Moody's	Moody's Investor Service
Non-U.S. dollar	The impact of non-U.S. dollar exchange rate fluctuations on the Company's financial results is typically calculated as the difference between current period activity translated using the current period's exchange rates and the comparable prior-year period's exchange rates; this method is used to calculate the impact of changes in non-U.S. dollar exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.
NYAG	New York State Office of the Attorney General
NYDFS	New York Department of Financial Services
Parent	Mobius Parent Corp.
Pension	The Company’s Pension Plan and SERPs
Pension Plan	Defined benefit pension plan
Postretirement Benefits	Defined benefit postretirement plan
P2P	Peer-to-peer
Retail Channel	Transactions in which both the send transaction and receive transaction occur at one of the Company's physical agent locations
ROU	Right-of-use
SERPs	Supplemental executive retirement plans
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
U.S. DOJ	U.S. Department of Justice, Criminal Division, Money Laundering and Asset Recovery Section
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Judge	United States Judge for the Middle District of Pennsylvania

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
•our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that may be subject to certain U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") restrictions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$136.9	$172.1
Settlement assets	3,252.0	3,607.2
Property and equipment, net	143.7	134.5
Goodwill	442.2	442.2
Right-of-use assets	41.3	42.5
Other assets	119.4	106.7
Total assets	$4,135.5	$4,505.2
LIABILITIES
Payment service obligations	$3,252.0	$3,607.2
Debt, net	785.0	785.4
Pension and other postretirement benefits	53.0	53.3
Lease liabilities	44.0	45.4
Accounts payable and other liabilities	144.9	159.7
Total liabilities	4,278.9	4,651.0
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 162,500,000 shares authorized, 100,726,839 and 98,964,065 shares issued, 97,718,262 and 96,626,432 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1.0	1.0
Additional paid-in capital	1,419.6	1,415.3
Retained loss	(1,474.2)	(1,479.2)
Accumulated other comprehensive loss	(64.5)	(64.9)
Treasury stock: 3,008,577 and 2,337,633 shares at March 31, 2023 and December 31, 2022, respectively	(25.3)	(18.0)
Total stockholders' deficit	(143.4)	(145.8)
Total liabilities and stockholders' deficit	$4,135.5	$4,505.2
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2023	2022
REVENUE
Fee and other revenue	$314.7	$305.5
Investment revenue	22.8	2.1
Total revenue	337.5	307.6
COST OF REVENUE
Commissions and other fee expense	149.6	148.7
Investment commissions expense	13.7	0.4
Direct transaction expense	14.6	12.3
Total cost of revenue	177.9	161.4
GROSS PROFIT	159.6	146.2
OPERATING EXPENSES
Compensation and benefits	61.0	56.5
Transaction and operations support	50.5	45.1
Occupancy, equipment and supplies	15.9	14.5
Depreciation and amortization	12.5	12.2
Total operating expenses	139.9	128.3
OPERATING INCOME	19.7	17.9
Other expenses
Interest expense	15.0	10.9
Other non-operating expense	1.0	0.9
Total other expenses	16.0	11.8
Income before income taxes	3.7	6.1
Income tax (benefit) expense	(1.3)	1.0
NET INCOME	$5.0	$5.1

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

Weighted-average outstanding common shares and equivalents used in computing earnings per common share
Basic	97.2	95.7
Diluted	100.7	99.5
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
NET INCOME	$5.0	$5.1
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gain on available-for-sale securities arising during the period, net of tax expense of $0.1 and $0.0 for the three months ended March 31, 2023 and 2022, respectively	(0.2)	0.1
Net change in pension liability due to amortization of prior service credit and net actuarial loss, net of tax benefit of $0.1 and $0.1 for three months ended March 31, 2023 and 2022, respectively	0.3	0.4
Unrealized non-U.S. dollar translation adjustments, net of tax expense of $0.1 and $0.0 for the three months ended March 31, 2023 and 2022, respectively	0.3	(1.8)
Other comprehensive income (loss)	0.4	(1.3)
COMPREHENSIVE INCOME	$5.4	$3.8
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5.0	$5.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.5	12.2
Signing bonus amortization	9.8	13.9
Change in right-of-use assets	1.6	2.4
Amortization of debt discount and debt issuance costs	0.3	0.7
Non-cash compensation and pension expense	5.4	3.7
Signing bonus payments	(15.0)	(14.7)
Change in lease liabilities	(2.8)	(3.2)
Change in accounts payable, other assets and liabilities	(24.1)	(50.0)
Other non-cash items, net	0.3	(0.1)
Net cash used in operating activities	(7.0)	(30.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(19.9)	(10.3)
Proceeds from available-for-sale investments	0.1	—
Purchases of interest-bearing investments	(100.4)	(61.0)
Proceeds from interest-bearing investments	161.0	60.8
Purchase of equity investments	—	(4.0)
Net cash provided by (used in) investing activities	40.8	(14.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Transaction costs for issuance and amendment of debt	—	(0.3)
Principal payments on debt	(1.0)	(1.0)
Change in receivables, net	164.9	(203.2)
Change in payment service obligations	(355.2)	(4.0)
Payments to tax authorities for stock-based compensation	(7.3)	(6.0)
Net cash used in financing activities	(198.6)	(214.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS	(164.8)	(259.0)
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—Beginning of year	1,671.2	2,050.9
CASH AND CASH EQUIVALENTS AND SETTLEMENT CASH AND CASH EQUIVALENTS—End of period	$1,506.4	$1,791.9
See Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are presented below:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Cash payments for interest	$19.8	$16.6
Cash payments for taxes, net	$2.7	$3.3
The following table provides a reconciliation of Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows to the line items within the Consolidated Balance Sheets as of:

(Amounts in millions)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$136.9	$103.7
Settlement cash and cash equivalents	1,369.5	1,688.2
Cash and cash equivalents and settlement cash and cash equivalents	$1,506.4	$1,791.9
See Notes to the Unaudited Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2023	$1.0	$1,415.3	$(1,479.2)	$(64.9)	$(18.0)	$(145.8)
Net income	—	—	5.0	—	—	5.0
Stock-based compensation activity	—	4.3	—	—	(7.3)	(3.0)
Other comprehensive income	—	—	—	0.4	—	0.4
March 31, 2023	$1.0	$1,419.6	$(1,474.2)	$(64.5)	$(25.3)	$(143.4)

(Amounts in millions)	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2022	$0.9	$1,400.3	$(1,513.4)	$(62.8)	$(10.0)	$(185.0)
Net income	—	—	5.1	—	—	5.1
Stock-based compensation activity	—	2.8	—	—	(6.1)	(3.3)
Exercise of lender warrants	0.1	—	—	—	0.1	0.2
Other comprehensive loss	—	—	—	(1.3)	—	(1.3)
March 31, 2022	$1.0	$1,403.1	$(1,508.3)	$(64.1)	$(16.0)	$(184.3)
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
There were no other material impacts to our unaudited Condensed Consolidated Financial Statements as of and for the periods ended March 31, 2023, based on the Company's assessment of its estimates. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in the future.
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
Recently Adopted or Issued Accounting Standards and Related Developments Not Yet Adopted — The Company has determined that there have been no recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.
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
To date, money transmission regulators in all applicable U.S. states and territories have provided their approval or non-objection of the transaction. In addition, the parties have obtained all but one approval from international money transmission regulators and have received approval from the Financial Conduct Authority ("FCA") in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license. The parties refiled the application under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976, and the new HSR waiting period expired on March 13, 2023.

The final regulatory approval is to be issued by the Reserve Bank of India (“RBI”). The RBI is the issuer of MoneyGram’s Money Transfer Service Scheme ("MTSS") license in India. Since the Company and MDP signed the Merger Agreement, the RBI issued a new Circular covering approval requirements related to Payment System Operators ("PSO") such as the Company. The Merger will be one of the first PSOs undergoing a sale since the Circular was issued. As a result, the process has been taking longer than originally anticipated. MoneyGram continues to engage in active dialogue with the RBI and the Central Government of India regarding its review of the Merger.
Prior to closing, the parties will engage in a financing marketing period which, pursuant to the merger agreement, may last for as long as fifteen consecutive business days. Closing would occur within a matter of days after completing the marketing period.
The parties have agreed to extend the end date beyond February 14, 2023, in accordance with the Merger Agreement, to May 14, 2023. In light of the timing and factors discussed above, the parties now expect to close the Merger late in the second quarter of 2023.

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
The following table summarizes the amount of settlement assets and payment service obligations:

(Amounts in millions)	March 31, 2023	December 31, 2022
Settlement assets:
Settlement cash	$1,369.5	$1,499.1
Receivables, net	942.1	1,107.0
Interest-bearing investments	937.7	998.1
Available-for-sale investments	2.7	3.0
Total settlement assets	$3,252.0	$3,607.2

Payment service obligations	$(3,252.0)	$(3,607.2)

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
The following table summarizes the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2023
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$1.4	$—	$1.4
Asset-backed and other securities	—	1.3	1.3
Forward contracts (1)	5.1	—	5.1
Total financial assets	$6.5	$1.3	$7.8
Financial liabilities:
Forward contracts	$4.1	$—	$4.1

December 31, 2022
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$1.5	$—	$1.5
Asset-backed and other securities	—	1.5	1.5
Forward contracts (1)	5.2	—	5.2
Total financial assets	$6.7	$1.5	$8.2
Financial liabilities:
Forward contracts	$3.3	$—	$3.3
(1) Includes associated cash posted as collateral
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair values of the Term Loan and Senior Secured Notes are estimated using an observable market quotation (Level 2).
The following table provides the carrying value and fair value for the Term Loan and the Senior Secured Notes:

(Amounts in millions)	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Term Loan	$379.0	$374.3	$380.0	$378.6
Senior Secured Notes	$415.0	$414.0	$415.0	$420.2
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents, receivables, interest-bearing investments and payment service obligations approximate fair value as of March 31, 2023 and December 31, 2022.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents and settlement cash and cash equivalents	$1,506.4	$1,671.2
Interest-bearing investments	937.7	998.1
Available-for-sale investments	2.7	3.0
Total investment portfolio	$2,446.8	$2,672.3
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

(Amounts in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
March 31, 2023
Residential mortgage-backed securities	$1.4	$—	$1.4
Asset-backed and other securities	—	1.3	1.3
Total	$1.4	$1.3	$2.7

December 31, 2022
Residential mortgage-backed securities	$1.5	$—	$1.5
Asset-backed and other securities	—	1.5	1.5
Total	$1.5	$1.5	$3.0
As of March 31, 2023 and December 31, 2022, 52% and 50%, respectively, of the fair value of the available-for-sale portfolio were invested in residential mortgage-backed securities issued by U.S. government agencies. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2023 and 2022, the Company had no realized gains or losses.
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

The following net gains (losses) related to assets and liabilities denominated in non-U.S. dollar are included in "Transaction and operations support" in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net realized non-U.S. dollar loss	$(17.9)	$(3.2)
Net gain from the related forward contracts	18.9	5.0
Net gain from non-U.S. dollar transactions and related forward contracts	$1.0	$1.8
As of March 31, 2023 and December 31, 2022, the Company had $791.8 million and $816.0 million, respectively, of outstanding notional amounts relating to its non-U.S. dollar forward contracts. As of March 31, 2023 and December 31, 2022, the Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets on a net basis, allowing for the right of offset by counterparty and cash collateral:

(Amounts in millions)	Gross Amount of Recognized Assets		Gross Amount of Offset		Cash Collateral Posted		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
"Other assets"	$3.3	$1.8	$(3.2)	$(1.6)	$5.0	$5.0	$5.1	$5.2

(Amounts in millions)	Gross Amount of Recognized Liabilities		Gross Amount of Offset		Cash Collateral Received		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
"Accounts payable and other liabilities"	$7.3	$4.9	$(3.2)	$(1.6)	$—	$—	$4.1	$3.3
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

Note 6 — Debt

The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2023	December 31, 2022
9.34% Term Loan due 2026	$379.0	$380.0
5.375% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	794.0	795.0
Unamortized debt issuance costs and debt discounts	(9.0)	(9.6)
Total debt, net	$785.0	$785.4
Indenture and New Credit Agreement — On July 21, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) with the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and completed its previously announced private offering of $415.0 million aggregate principal amount of 5.375% senior secured notes due 2026 (the “Senior Secured Notes” or "Notes" and such offering, the "Notes Offering") and related guarantees. The New Credit Agreement provides for (i) a senior secured five-year term loan in an aggregate principal amount of $400.0 million (the “Term Loan”) and (ii) a senior secured four-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit (the "Revolving Credit Facility" and together with the Term Loan the "New Credit Facilities") up to an aggregate principal amount of $40.0 million. The interest rate spread applicable to loans under the Term Loan is 3.50% per annum for base rate loans and 4.50% for LIBOR rate loans. For purposes of the Term Loan, the LIBOR rate is subject to a 0.50% per annum floor and for purposes of the Revolving Credit Facility the LIBOR rate is subject to a 0.0% floor. As of March 31, 2023 and December 31, 2022, LIBOR rate was 4.63% and 4.07%, and interest rate was 9.34% and 8.57%, respectively, for the Term Loan. As of March 31, 2023, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility. The New Credit Facilities were secured by substantially all of the Company's assets and its material domestic subsidiaries that guarantee the payment and performance of the Company's obligations under the Credit Facilities.
Debt Covenants and Other Restrictions — The New Credit Agreement requires the Company and its consolidated subsidiaries to maintain a minimum interest coverage ratio of 2.150:1.000 and to not exceed a total net leverage ratio of 4.750:1.000. The asset coverage covenant contained in the New Credit Agreement requires the aggregate amount of the Company's cash and cash equivalents and other settlement assets to exceed its aggregate payment service obligations. As of March 31, 2023, the Company was in compliance with its financial covenants: our interest coverage ratio was 4.330 to 1.000, our total net leverage ratio was 3.156 to 1.000 and our assets in excess of payment service obligations used for the asset coverage calculation were $136.9 million. We continuously monitor our compliance with our debt covenants.

Note 7 — Pension and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined benefit Pension Plan and supplemental executive retirement plans, collectively referred to as "Pension":

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Interest cost	$1.1	$0.6
Expected return on plan assets	(0.4)	(0.3)
Amortization of net actuarial loss	0.4	0.5
Net periodic benefit expense	$1.1	$0.8
Net periodic benefit expense for the Pension and Postretirement Benefits is recorded in "Other non-operating expense" in the Condensed Consolidated Statements of Operations. Settlement charge, amortization of net actuarial loss and prior service cost were reclassified out of the components of "Accumulated other comprehensive loss".

Note 8 — Stockholders' Deficit

The following table is a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2023	$2.2	$(38.7)	$(28.4)	$(64.9)
Other comprehensive income before reclassification	(0.2)	0.3	—	0.1
Amounts reclassified from accumulated other comprehensive loss	—	—	0.3	0.3
Net current period other comprehensive income	(0.2)	0.3	0.3	0.4
March 31, 2023	$2.0	$(38.4)	$(28.1)	$(64.5)

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative non-U.S. dollar Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
January 1, 2022	$1.5	$(28.9)	$(35.4)	$(62.8)
Other comprehensive loss before reclassification	0.1	(1.8)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.4	0.4
Net current period other comprehensive loss	0.1	(1.8)	0.4	(1.3)
March 31, 2022	$1.6	$(30.7)	$(35.0)	$(64.1)

Note 9 — Stock-Based Compensation

The Company recognized stock-based compensation expense of $4.3 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, all of which related to restricted stock units.
Stock Options — The following table is a summary of the Company's stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2022	110,775	$17.51	0.6 years	$—
Forfeited/Expired	(59,790)	16.48
Options outstanding, vested or expected to vest, and exercisable at March 31, 2023	50,985	$18.71	1 years	$—
As of March 31, 2023, the Company had no unrecognized stock option expense related to outstanding options.
Restricted Stock Units — On February 16, 2023, the Company granted time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions and a one-year performance period. When and if the conditions are satisfied at the end of the one-year performance period, vesting of the performance-based restricted stock units are subject only to the passage of time and vest in three equal installments on each anniversary of the grant date.
The following table is a summary of the Company's restricted stock unit activity:

	Total Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Restricted stock units outstanding at December 31, 2022	3,673,515	$7.45	0.78 years	$40.0
Granted	1,439,554	10.85
Vested	(1,762,774)	5.82
Forfeited	—	—
Restricted stock units outstanding at March 31, 2023	3,350,295	$9.77	1.48 years	$34.9
Restricted stock units vested and deferred at March 31, 2023	174,827	$4.15		$1.8

The following table is a summary of the Company's restricted stock unit compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Weighted-average grant-date fair value of restricted stock units vested during the period	$10.3	$5.2
Total intrinsic value of vested and converted shares	$19.1	$17.6
As of March 31, 2023, the Company's outstanding restricted stock units had unrecognized compensation expense of $26.8 million with a remaining weighted-average vesting period of 1.9 years.

Note 10 — Income Taxes

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $1.3 million on pre-tax income of $3.7 million primarily due to a decrease in unrecognized tax benefits, a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, and U.S. general business credits, all of which were partially offset by non-deductible expenses and foreign taxes net of federal income tax benefits. The decrease of $0.4 million in valuation allowance against our U.S. federal and state deferred tax assets was primarily due to the combined use of U.S. general business credits, U.S. interest expense carryovers and state net operating loss carryovers.
As of March 31, 2023 the Company is no longer in a three-year cumulative pre-tax loss position. However the Company will maintain a valuation allowance on applicable deferred tax assets until there is sufficient evidence to support the reversal of any or all of these valuation allowances. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. It is reasonably possible that, within the next 12 months, the valuation allowance could be significantly reduced if there is sufficient evidence indicating it is more likely than not that all or a portion of the Company's deferred tax assets will be realized. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved and other applicable evidence.
For the three months ended March 31, 2022, the Company recognized an income tax expense of $1.0 million on pre-tax income of $6.1 million primarily due to a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, U.S. general business credits and a recovery of state taxes, all of which were partially offset by foreign taxes net of federal income tax benefits, non-deductible expenses and an increase in unrecognized tax benefits. The decrease in valuation allowance against our U.S. federal and state deferred tax assets was due to the estimated use of $0.7 million of U.S. general business credits and state net operating losses.
Unrecognized tax benefits are recorded in "Accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the liability for unrecognized tax benefits was $7.3 million and $9.1 million, respectively, exclusive of interest and penalties.
For the three months ended March 31, 2023 and 2022, the net amount of unrecognized tax benefits that if recognized could impact the effective tax rate was $7.3 million and $13.6 million, respectively. The Company accrues interest and penalties for unrecognized tax benefits through "Income tax (benefit) expense" in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023, the Company's accrual for interest and penalties decreased by $1.7 million which was comprised of a $1.1 million decrease due to a lapse of the statute and cash payments of $0.5 million. For the three months ended March 31, 2022, the company’s accrual for interest and penalties decreased by $0.8 million which was comprised of a $0.1 million increase in the accrual offset by cash payments of $0.9 million. As of March 31, 2023 and December 31, 2022, the Company had a liability of $1.2 million and $2.8 million, respectively, for accrued interest and penalties within "Accounts payable and other liabilities." As a result of the Company's completion of its litigation related to its securities losses, the Company is anticipating a $1.1 million decrease to the total amount of state related unrecognized tax benefits by way cash settlements or statute lapses over the next 12 months.

Note 11 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $7.5 million of liability recorded in "Accounts payable and other liabilities" in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
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
In a separate matter, on October 19, 2022, the United States Court of Appeals for the Fifth Circuit held the funding structure of the CFPB to be unconstitutional. On November 14, 2022, the Department of Justice ("DOJ"), on behalf of the CFPB, petitioned the Supreme Court for a writ of certiorari to review and reverse the Fifth Circuit's decision. The company had previously challenged the constitutionality of the CFPB's funding structure as part of the Company's motion to dismiss the CFPB's and NYAG's case, which was pending in the Southern District of New York. In light of the developments, in the Fifth Circuit and the potential for the U.S. Supreme Court to grant cert, MoneyGram filed a letter motion to stay the case which was granted, over the CFPB's and NYAG's objection, by the United States District Court for the Southern District of New York on December 9, 2022. On March 31, 2023, the CFPB and NYAG filed a letter motion to lift the stay in light of a decision in the United States Court of Appeals for the Second Circuit that held the CFPB’s funding structure to be constitutional. MoneyGram opposed the CFPB and NYAG’s motion and requested the stay continue until the Supreme Court rules on the constitutional question at issue in the circuit courts. The United States District Court for the Southern District of New York agreed with MoneyGram and ruled to continue the stay until the Supreme Court ultimately decides the issue. As a result, the current lawsuit will be on hold pending the Supreme Court's ultimate decision. The parties were ordered to promptly file a joint letter apprising the District Court of the Supreme Court's decision to grant or deny the Petition once the Supreme Court issues any decision, which could impact the length of the District Court's stay. MoneyGram continues to believe the case is without merit and intends to vigorously defend this matter. Based on the prior settlement negotiations which have since terminated, the Company had accrued $7.5 million as of March 31, 2023, as our best estimate to settle this matter. Notwithstanding the termination of the settlement discussion and the filing of the lawsuit by the CFPB, we continue to maintain the $7.5 million accrual in accordance with U.S. GAAP as our best loss estimate related to this matter.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 12 — Earnings Per Common Share

The following table is a reconciliation of the weighted-average share amounts used in calculating earnings per common share:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Basic common shares outstanding	97.2	95.7
Shares related to restricted stock units	3.5	3.8
Diluted common shares outstanding	100.7	99.5
Potential common shares issuable to employees upon exercise or conversion of shares under the Company's stock-based compensation plans are excluded from the computation of diluted earnings per common share in periods when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders.
The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Shares related to stock options	0.1	0.1

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

	Three Months Ended March 31,
	2023	2022
Revenue from Walmart as a percentage of GFT revenue	<10%	<10%
Revenue from Walmart as a percentage of FPP revenue	<10%	27%
Revenue from Walmart as a percentage of total revenue	<10%	<10%
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
GFT revenue
Money transfer revenue	$294.8	$284.5
Bill payment revenue	9.3	9.1
Total GFT revenue	304.1	293.6
FPP revenue
Money order revenue	12.1	10.5
Official check revenue	21.3	3.5
Total FPP revenue	33.4	14.0
Total revenue	$337.5	$307.6

The following table is a summary of the gross profit by segment:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
GFT gross profit	$139.9	$132.6
FPP gross profit (1)	19.7	13.6
Total gross profit	159.6	146.2
Total operating expenses	139.9	128.3
Total operating income	19.7	17.9
Interest expense	15.0	10.9
Other non-operating expense	1.0	0.9
Income before income taxes	$3.7	$6.1
(1) In periods of extremely low interest rates, it is possible for commissions to be close to zero, resulting in abnormally high gross margin.
The following table sets forth assets by segment:

(Amounts in millions)	March 31, 2023	December 31, 2022
GFT	$1,316.9	$1,412.6
FPP	2,771.5	3,066.0
Other	47.1	26.6
Total assets	$4,135.5	$4,505.2

Note 14 — Revenue Recognition

The following table is a summary of the Company's revenue streams disaggregated by services and products for each segment and timing of revenue recognition for such services and products excluding other revenue:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
GFT revenue
Money transfer fee revenue	$284.0	$275.8
Bill payment services fee revenue	9.3	9.3
Other revenue	10.8	8.5
Total GFT fee and other revenue	304.1	293.6
FPP revenue
Money order fee revenue	1.2	1.4
Official check outsourcing services fee revenue	1.7	1.7
Other revenue	7.7	8.8
Total FPP fee and other revenue	10.6	11.9
Total fee and other revenue	314.7	305.5
Investment revenue	22.8	2.1
Total revenue	$337.5	$307.6

Timing of revenue recognition:
Services and products transferred at a point in time	$294.6	$286.5
Products transferred over time	1.7	1.7
Total revenue from services and products	296.3	288.2
Investment revenue	22.8	2.1
Other revenue	18.4	17.3
Total revenue	$337.5	$307.6
Due to the short-term nature of the Company's services and products, the amount of contract assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, is negligible. Assets for unsettled money transfers, money orders and consumer payments are included in "Settlement assets" with a corresponding liability recorded in "Payment service obligations" on the Condensed Consolidated Balance Sheets. For more information on these assets and liabilities see Note 2 — Settlement Assets and Payment Service Obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is to provide an understanding of MoneyGram International, Inc.'s ("MoneyGram," the "Company," "we," "us" and "our") financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram's actual results could differ materially from those anticipated due to various risks and factors discussed above under Cautionary Statements Regarding Forward-Looking Statements and elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K, as well as any additional risk factors that may be described in our other periodic filings with the SEC from time to time.
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
We manage our revenue and related commissions expense through two reporting segments: GFT and FPP. The GFT segment provides global money transfer services in more than 440,000 agent locations. Our global money transfer services are our primary revenue driver, accounting for 87% of total revenue for the three months ended March 31, 2023. The GFT segment also provides bill payment services to consumers through substantially all of our money transfer agent locations in the U.S., at certain agent locations in select Caribbean countries and through our Digital Channel. The FPP segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico and provides official check services to financial institutions in the U.S.
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
To date, money transmission regulators in all applicable U.S. states and territories have provided their approval or non-objection of the transaction. In addition, the parties have obtained all but one approval from international money transmission regulators and have received approval from the Financial Conduct Authority ("FCA") in the United Kingdom and the National Bank of Belgium where MoneyGram holds its European license. The parties refiled the application under the Hart-Scott-Rodino ("HSR") Antitrust Improvements Act of 1976, and the new HSR waiting period expired on March 13, 2023.
The final regulatory approval is to be issued by the Reserve Bank of India (“RBI”). The RBI is the issuer of MoneyGram’s Money Transfer Service Scheme ("MTSS") license in India. Since the Company and MDP signed the Merger Agreement, the RBI issued a new Circular covering approval requirements related to Payment System Operators ("PSO") such as the Company. The Merger will be one of the first PSOs undergoing a sale since the Circular was issued. As a result, the process has been taking longer than originally anticipated. MoneyGram continues to engage in active dialogue with the RBI and the Central Government of India regarding its review of the Merger.
Prior to closing, the parties will engage in a financing marketing period which, pursuant to the merger agreement, may last for as long as fifteen consecutive business days. Closing would occur within a matter of days after completing the marketing period.
The parties have agreed to extend the end date beyond February 14, 2023, in accordance with the Merger Agreement, to May 14, 2023. In light of the timing and factors discussed above, the parties now expect to close the Merger late in the second quarter of 2023.
Anticipated Trends
This discussion of trends expected to impact our business in 2023 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See Cautionary Statements Regarding Forward-Looking Statements, Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risks Factors of our 2022 Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
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
In 2023, we began executing on our strategy to lead cross-border payment innovation and blockchain-enabled settlement through growing our partnership with the Stellar Development Foundation as well as through other initiatives and partnerships.
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
For our FPP segment, we expect the gradual decline in overall paper-based transactions to continue primarily due to continued gradual migration by customers to other payment methods. Our investment revenue, which consists primarily of interest income generated through the investment of cash balances received from the sale of our FPP, is dependent on the prevailing short-term interest rate environment in the United States. The Company will see a positive impact on its investment revenue as compared to 2022, due to higher U.S. money market rates rise driven by Federal Reserve actions in 2022 and year-to-date in 2023.
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
Adjusted EBITDA — (EBITDA excluding restructuring and reorganization costs, legal and contingent matter costs, stock-based, contingent and incentive compensation costs, merger-related costs, severance and related costs) — Adjusted EBITDA does not reflect cash requirements necessary to service interest or principal payments on our indebtedness or tax payments that may result in a reduction in cash available.
Adjusted Free Cash Flow (Adjusted EBITDA less cash interest, cash taxes, cash payments for capital expenditures and cash payments for agent signing bonuses) — Adjusted Free Cash Flow does not reflect cash payments related to the adjustment of certain significant items in Adjusted EBITDA.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Revenue
Fee and other revenue	$314.7	$305.5
Investment revenue	22.8	2.1
Total revenue	337.5	307.6
Cost of revenue
Commissions and other fee expense	149.6	148.7
Investment commissions expense	13.7	0.4
Direct transaction expense	14.6	12.3
Total cost of revenue	177.9	161.4
Gross profit	159.6	146.2
Operating expenses
Compensation and benefits	61.0	56.5
Transaction and operations support	50.5	45.1
Occupancy, equipment and supplies	15.9	14.5
Depreciation and amortization	12.5	12.2
Total operating expenses	139.9	128.3
Operating income	19.7	17.9
Other expenses
Interest expense	15.0	10.9
Other non-operating expense	1.0	0.9
Total other expenses	16.0	11.8
Income before income taxes	3.7	6.1
Income tax (benefit) expense	(1.3)	1.0
Net income	$5.0	$5.1
Revenue
For the three months ended March 31, 2023, revenue increased by $29.9 million due to an increase in FPP revenue of $19.4 million and an increase in GFT revenue of $10.5 million. See the "Segments Results" section below for further discussions.

Cost of Revenue
For the three months ended March 31, 2023, cost of revenue increased by $16.5 million, primarily due to an increase in FPP investment commissions expense of $13.3 million and in GFT cost of revenue of $3.2 million. See the "Segments Results" section below for further discussions.
Compensation and Benefits
For the three months ended March 31, 2023, compensation and benefits increased by $4.5 million, primarily due to higher long-term incentive compensation, higher severance costs and the impact of inflation on employee related payroll.
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

Transaction and operations support increased by $5.4 million for the three months ended March 31, 2023. The increase is primarily due to an increase in marketing campaign activities, including our recent sponsorship of Haas F1 Team, partially offset by a decrease in legal expenses associated with Merger-related costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased by $1.4 million for the three months ended March 31, 2023, due to an increase in software expense including the implementation of a new enterprise resource planning ("ERP") system as we migrate to cloud computing.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization remained relatively flat for the three months ended March 31, 2023.
Other Expenses
Interest expense increased by $4.1 million for the three months ended March 31, 2023, primarily due to the rate increase on our variable rate Term Loan.
Other non-operating expense remained relatively flat for the three months ended March 31, 2023.
Income Tax Expense
For the three months ended March 31, 2023, the Company recognized an income tax benefit of $1.3 million on pre-tax income of $3.7 million primarily due to a decrease in unrecognized tax benefits, a decrease in valuation allowance, recognition of excess tax benefits on share-based compensation, and U.S. general business credits, all of which were partially offset by non-deductible expenses and foreign taxes net of federal income tax benefits.
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
Segments Results
GFT
The following table sets forth our GFT segment results of operations for the three months ended March 31, 2023:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Money transfer revenue	$294.8	$284.5
Bill payment revenue	9.3	9.1
Total revenue	304.1	293.6

Cost of revenue	164.2	161.0
Gross profit	$139.9	$132.6
Money Transfer Revenue
Money transfer revenue increased by $10.3 million for the three months ended March 31, 2023, primarily due to the continued strength of our digital business where digital revenue increased by $23.9 million or an increase of 30% for the three months ended March 31, 2023. Digital revenue now accounts for 35% of our total money transfer revenue and as of March 31, 2023, digital transactions now account for 50% of our money transfer transactions.
Bill Payment Revenue
Bill payment revenue remained relatively flat for the three months ended March 31, 2023.

Cost of Revenue
Cost of revenue increased by $3.2 million for the three months ended March 31, 2023, primarily due to an increase in commissions and other fee expense driven by higher transactions associated with our digital partners.
FPP
The following table sets forth our FPP segment results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Money order revenue	$12.1	$10.5
Official check revenue	21.3	3.5
Total revenue	33.4	14.0

Investment commissions expense	13.7	0.4
Gross profit	$19.7	$13.6
Money Order Revenue
Money order revenue increased by $1.6 million for the three months ended March 31, 2023, primarily due to an increase in investment revenue as a result of higher prevailing interest rates driven by an increase in the federal funds rate.
Official check revenue
Official check revenue increased by $17.8 million for the three months ended March 31, 2023, primarily due to an increase in investment revenue as a result of higher prevailing interest rates driven by an increase in the federal funds rate.
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
Investment commissions expense increased by $13.3 million for the three months ended March 31, 2023, primarily due to higher prevailing interest rates driven by an increase in the federal funds rate.

EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow (Non-GAAP Measures)
The following table is a reconciliation of our non-GAAP financial measures to the related U.S. GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Income before income taxes	$3.7	$6.1
Interest expense	15.0	10.9
Depreciation and amortization	12.5	12.2
Signing bonus amortization	9.8	13.9
EBITDA	41.0	43.1
Significant items impacting EBITDA:
Stock-based, contingent, incentive compensation and other	4.8	2.8
Merger-related costs	1.6	3.7
Legal and contingent matters	0.1	0.6
Restructuring and reorganization costs	—	(1.3)
Direct monitor costs	—	0.1
Adjusted EBITDA	47.5	49.0
Cash payments for interest	(19.8)	(16.6)
Cash payments for taxes, net	(2.7)	(3.3)
Cash payments for capital expenditures	(19.9)	(10.3)
Cash payments for agent signing bonuses	(15.0)	(14.7)
Adjusted Free Cash Flow	$(9.9)	$4.1

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

(Amounts in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$136.9	$172.1
Settlement assets:
Settlement cash	$1,369.5	$1,499.1
Receivables, net	942.1	1,107.0
Interest-bearing investments	937.7	998.1
Available-for-sale investments	2.7	3.0
Total settlement assets	$3,252.0	$3,607.2

Payment service obligations	$(3,252.0)	$(3,607.2)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our payment service obligations at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the lower of the highest two out of three ratings across the agencies for disclosure purposes. If the institution has only two ratings, the Company uses the lower of the two ratings for disclosure purposes. As of March 31, 2023, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.4 billion. Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest-bearing transaction accounts and money market securities; interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months.
Available-for-sale Investments
Our investment portfolio includes $2.7 million of available-for-sale investments as of March 31, 2023. U.S. government agency residential mortgage-backed securities comprise $1.4 million of our available-for-sale investments, while asset-backed and other securities compose the remaining $1.3 million.

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
Term Loan and Notes
The following is a summary of the Company's outstanding debt:

(Amounts in millions, except percentages)	March 31, 2023	December 31, 2022
9.34% Term Loan due 2026	$379.0	$380.0
5.38% Senior Secured Notes due 2026	415.0	415.0
Total debt at face value	794.0	795.0
Unamortized debt issuance costs and debt discounts	(9.0)	(9.6)
Total debt, net	$785.0	$785.4
As of March 31, 2023, the Company had no borrowings and no outstanding letters of credit under its Revolving Credit Facility and had $40.0 million of availability. See Note 6 — Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure related to the credit facilities.
Credit Ratings
As of March 31, 2023, our credit ratings from Moody's and S&P were B2 with a stable outlook and B with a stable outlook, respectively. The Company does not have rating triggers associated with its credit agreements or its regulatory capital requirements.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net cash used in operating activities	$(7.0)	$(30.0)
Net cash provided by (used in) investing activities	40.8	(14.5)
Net cash used in financing activities	(198.6)	(214.5)
Net change in cash and cash equivalents	$(164.8)	$(259.0)
Cash Flows from Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities improved by $23.0 million, primarily due to lower signing bonuses to agents, legal fees, prepaid expenses and short-term incentive compensation payments in 2023 when compared to 2022.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash provided by investing activities increased by $55.3 million, primarily due to an increase in certificate deposits that matured and were not reinvested.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities decreased by $15.9 million, primarily due to the change in receivables included in settlement assets and the change in payment service obligations. See Note 2 — Settlement Assets and Payment Service Obligations of the Notes to the Unaudited Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of these financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the unaudited Condensed Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2023. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company's 2022 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2022. For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in the Company's 2022 Form 10-K.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2023, the Company completed the implementation of a new enterprise resource planning ("ERP") system and consequently, modified the design of certain existing internal controls, as well as implemented new controls and procedures impacted by the implementation of the new ERP system. Except for the implementation of the new ERP system, there were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 11 — Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
The following risk factor disclosures should be read in conjunction with the risk factors described in the Company's 2022 Form 10-K and subsequent periodic filings with the SEC. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:
Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), and Signature Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant deposit outflows, volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

We have not experienced any adverse impact to our current and projected business operations, financial condition and results of operations as a result of the SVB, Signature Bank or other recent bank failures; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. Therefore, while it is not currently possible to predict the potential impact that the failure of SVB, Signature Bank, or other bank failures could have on economic activity or our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Although we expect to continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and projected business operations and financial condition and results of operations.

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

MoneyGram International, Inc.
(Registrant)

April 28, 2023	By:	/s/ CHRISTOPHER RUSSELL
Christopher Russell
Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)